Form 10-K
period 1993-12-31
EDO CORP
filed 1994-03-30
CIK 31617

===============================================================================
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT

                    PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
   December 31, 1993                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
     New York                                              11-0707740

                    Address of principal executive offices:
            14-04 111th Street, College Point, New York 11356-1434

                                Telephone No.:
                                (718) 321-4000

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class:                Name of each exchange on which registered:
   Common Shares                                New York Stock Exchange
par value $1 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]     No


Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1994............... $32,257,162

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 8, 1994.................5,473,955

                      Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993 are incorporated by reference into Part I and Part II. Portions of the Definitive Proxy Statement of the Registrant, dated March 23, 1994, are incorporated by reference into Part III.
===============================================================================

                                EDO Corporation
                               Table of Contents

PART I......................................................................  1
ITEM 1. BUSINESS............................................................  1
  MILITARY SYSTEMS..........................................................  1
    Aircraft Stores Suspension and Ejection Systems.........................  1
    Sonar Systems...........................................................  1
    Airborne Mine Countermeasure Systems....................................  1
    Command, Control and Communications (C3) Systems........................  1
  COMMERCIAL AND OTHER PRODUCTS.............................................  1
    Acoustic Instrument Systems.............................................  1
    Ceramic Components......................................................  1
    Spaceflight Systems.....................................................  2
    Infrared Instrumentation................................................  2
    Fiber-Reinforced Structures.............................................  2
    Composite Sports Products...............................................  2
    Compressed Natural Gas Vehicle Products.................................  2
  RESEARCH AND DEVELOPMENT..................................................  2
  MARKETING AND INTERNATIONAL SALES.........................................  2
  BACKLOG...................................................................  3
  GOVERNMENT CONTRACTS......................................................  3
  COMPETITION AND OTHER FACTORS.............................................  3
  EMPLOYEES.................................................................  4
  EXECUTIVE OFFICERS OF THE REGISTRANT......................................  4
ITEM 2. PROPERTIES..........................................................  4
ITEM 3. LEGAL PROCEEDINGS...................................................  4
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................  5
PART II.....................................................................  5
ITEM 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS..............................  5
ITEM 6. SELECTED FINANCIAL DATA.............................................  5
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................  5
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................  5
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................  5
PART III....................................................................  5
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................  5
ITEM 11. EXECUTIVE COMPENSATION.............................................  5
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....  5
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  5
PART IV.....................................................................  5
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...  5
    (a) Financial Statements And Financial Statement
        Schedules And Exhibits..............................................  5
         1. Financial Statements............................................  5
         2. Financial Statement Schedules...................................  5
         3. Exhibits........................................................  6
    (b) Reports on Form 8-K.................................................  7
SIGNATURES..................................................................  8
INDEPENDENT AUDITORS' REPORT................................................  9
Schedule V..................................................................  9
Schedule VI................................................................. 10
Schedule X.................................................................. 10

                                    PART I

ITEM 1. BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived. In the early days of modern aviation, the Company pioneered in the development of seaplane floats and continues to manufacture floats for general aviation aircraft.

Presently, the Company designs and manufactures advanced electronic, acoustic, aerodynamic and hydrodynamic equipment for military applications and for marine, aviation and other commercial markets. In response to defense spending reductions, the Company has been aggressively pursuing the application of its sophisticated and diverse defense-related technologies to civilian and commercial markets.

The Company organizes its business into two segments: Military Systems; and Commercial and Other Products. A description of the principal products of the Company within the two industry segments is set forth below. The Company recently adopted a restructuring plan which consists of the discontinuance of the Company's defense business in Canada, the relocation of some United States production from New York to less costly locations, the related disposition of non-productive assets (principally land and buildings), and work force reductions. Additionally, information about the Company's restructuring plan is contained on page 14 and Note 2 on page 21 of the Company's 1993 Annual Report to Shareholders, and is incorporated by reference. Certain business segment information on the Company's operations is set forth under Note 18 on pages 27 and 28 of the Company's 1993 Annual Report to Shareholders and is incorporated by reference.

                               MILITARY SYSTEMS

The Company's operations in the Military Systems segment consist of the development and production of sophisticated electronic, acoustic, hydrodynamic and aerodynamic military systems. The Company additionally provides logistic support for its products following initial hardware deliveries. Such support consists of training operators and support personnel, supplying spare parts, and providing repair and refurbishment services. The revenues from such support services have been a significant portion of Military Systems' net sales.

AIRCRAFT STORES SUSPENSION AND EJECTION SYSTEMS

The Company developed and manufactures: bomb release units ("BRUs") for the U.S. Air Force F-15E; ejection release units ("ERUs") used on Tornado Multirole Combat Aircraft; and jettison release mechanisms ("JRMs") for the U.S. Navy F-14.

The Company designed and is developing the Advanced Medium Range Air-to-Air Missile ("AMRAAM") for the F-22 Advanced Tactical Fighter. Funded development is expected to continue through 1994.

For 1993, 1992 and 1991, respectively, sales of aircraft stores suspension and ejection systems represented 12%, 11% and 12% of consolidated net sales.

SONAR SYSTEMS

The Company develops and produces advanced sonar systems for use in a variety of military applications. These sonar systems are an important element in anti-submarine warfare. The Company's sonar products include active and passive, and variable depth and hull-mounted systems, covering an extensive range of size and capability.

The Company developed and produces "Flat-Pak" hydrophones and associated electronics for a submarine-mounted passive listening sonar system.

The Company also produces the acoustic portion of the MK-39 "EMATT" training target. This program is expected to be in production until late in the decade.

For 1993, 1992 and 1991, respectively, sales of military sonar systems and acoustic products represented 21%, 25% and 32% of consolidated net sales.

AIRBORNE MINE COUNTERMEASURE SYSTEMS

The Company is the only manufacturer of the MK-105, a helicopter-towed magnetic minesweeping system designed and developed by the Company in cooperation with the U.S. Navy. During 1991 and early 1992, the Company received contracts to develop a major upgrade of the MK-105. For 1993, 1992 and 1991, respectively, sales of helicopter-towed mine countermeasure systems represented 13%, 13% and 9% of consolidated net sales.

COMMAND, CONTROL AND COMMUNICATIONS (C3) SYSTEMS

The Company manufactures Command, Control and Communications ("C3") systems and develops software for these systems using commercial off-the-shelf hardware and software components.

                         COMMERCIAL AND OTHER PRODUCTS

ACOUSTIC INSTRUMENT SYSTEMS

The Company manufactures data/voice communications, velocity measurement and navigation sonar commercial undersea acoustic instruments. Although designed for commercial markets, these products are also supplied to military markets worldwide.

CERAMIC COMPONENTS

Piezoelectric materials transform acoustic or other mechanical energy into electrical energy and vice versa. The

Company designs and manufactures piezoelectric materials and components, which have applications in sonar systems, medical instruments, ultrasonics, actuators and other specialized products.

SPACEFLIGHT SYSTEMS

The Company designs and manufactures electro-optical products for space including horizon sensors that provide the stabilization and orientation signals for spacecraft. In addition, the Company manufactures scientific payloads, which measure various characteristics of planets, their atmosphere and other phenomena or events observable from orbiting satellites.

For 1993, 1992 and 1991, respectively, sales of spaceflight systems represented 13%, 14% and 12% of consolidated net sales.

INFRARED INSTRUMENTATION

The Company manufactures a line of microthermal imagers for design and reliability analysis of semiconductors in commercial applications. This line includes instrumentation used to identify thermal stresses in integrated circuits, hybrids and printed circuit boards, and an emission microscope.

FIBER-REINFORCED STRUCTURES

The Company designs and manufactures fiber-reinforced composite structures, including filament-wound and layup processes. The Company has applied its filament-winding technology to produce stator rings for power turbines, VT-1 missile launch tubes, and water and waste-holding tanks for commercial aircraft, as well as laid-up, autoclave cured, aerodynamic structures for commercial aircraft and laid-up sonar dome structures for ships. The Company maintains an active business in the supply of spare parts and repairs for water and waste tanks for virtually every commercial airline in the world.

COMPOSITE SPORTS PRODUCTS

A wholly-owned subsidiary of the Registrant, EDO Sports was formed in 1991 to commercialize advancements in composite sporting goods through the use of new, proprietary fabrication techniques. EDO Sports designs, manufactures and distributes premium-grade, high-performance golf club and sport bicycle components.

COMPRESSED NATURAL GAS VEHICLE PRODUCTS

The Company designed, developed and manufactures all-composite fuel tanks for vehicles operating on compressed natural gas. These tanks have been certified for use in Canada and the U.S. In December 1993, the Company purchased the assets of Automotive Natural Gas, Inc., a manufacturer of refueling stations and conversion kits for compressed natural gas vehicles.

                           RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 140 employees in the fields of acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop technology for new products or to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs in the Military Systems segment. Major customer-sponsored research and development programs include: continued development of improvements to the AN/SQR-18A(V) TACTAS system; improvements to the MK-105 mine countermeasures system; development of a new surface ship sonar system; development of a combat integration system; and development of new and improved stores launchers.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding. During 1993, expenditures for customer-sponsored research and development was down 13% primarily as a result of less available funding consistent with the general decline in military spending.

Company-sponsored research and development has contributed to a number of advances in sonar systems, transducers, filament-wound structures, and a new technique for manufacturing golf club shafts.

Principal current research and development involves image and signal processing and other improvements for sonars, improvements to minesweeping technology; continued development of its satellite-based sensors; new advancements in sporting goods products; and new products for the compressed natural gas market.

The following table sets forth research and development expenditures for the periods presented.

                                      Year Ended December 31,
                                    1993       1992       1991
                                          (in thousands)
- - ----------------------------------------------------------------
Customer-sponsored                 $14,100    $16,100    $20,700
Company-sponsored                    6,000      5,300      3,800
Total                              $20,100    $21,400    $24,500

                       MARKETING AND INTERNATIONAL SALES

Military sales of the Company's products to both the U.S. and foreign governments are usually made under negotiated long-term contracts or subcontracts covering one or more years of production. The Company believes that its long history of association with its military customers is an important factor in the Company's overall business, and that the experience gained through this history has enhanced the Company's ability to anticipate its customers' needs. The Company's approach to its military business is to anticipate specific customer needs and to develop systems to meet those needs either at its own expense or pursuant to research and development contracts.

The Company sells products in its Military Systems segment as a prime contractor and through subcontracts with other military prime contractors. In addition to military sales to the U.S. Department of Defense, the Company also sells Military Systems segment equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

Products within the Commercial and Other Products segment are sold in industrial and commercial markets. In foreign markets piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives. The Company's sports products are generally sold through independent distributors, dealers, and original equipment manufacturers.

It is the Company's policy to denominate all foreign contracts from its U.S. operations in U.S. dollars and to incur no significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts. The Company's only significant asset outside the United States is its majority-owned subsidiary, EDO (Canada) Limited, which represents approximately 5% of the Company's total consolidated assets.

                                    BACKLOG

A significant portion of the Company's sales are made to the U.S. armed services and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these government contracts. As of December 31, 1993, the Company's total backlog was approximately $89.2 million, as compared with $94.2 million on December 31, 1992. Of the total backlog as of December 31, 1993, approximately 66% was scheduled for delivery in 1994. Total backlog as of December 31, 1993, divided between the Company's two industry segments, was Military Systems, $64.2 million, and Commercial and Other Products, $25.0 million, as compared, respectively, with $66.8 million and $27.4 million as of December 31, 1992.

                             GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 56% of the Company's 1993 net sales compared with 60% in 1992 and 61% in 1991, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

The Company's military business can be and has been significantly affected by changes in national defense policy and spending. The Company's U.S. Government contracts and subcontracts and certain foreign government contracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and committed along with associated profit at the time of termination.

The Company's contracts with the Department of Defense consist of fixed price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require the Company to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment based on attainment of scheduling, cost, quality or other goals is made in the Company's fee. The distribution of the Company's government contracts among the categories of contracts referred to above varies from time to time, although in recent years only a small percentage of the Company's contracts have been on a cost-reimbursable basis.

                         COMPETITION AND OTHER FACTORS

The Company's products are sold in competitive markets containing a number of competitors substantially larger than the Company with greater financial resources. Direct sales of military products to U.S. and foreign governments are based principally on product performance and reliability. Such products are generally sold in competition with products of other manufacturers which may fulfill an equivalent function, but which are not direct substitutes.

The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless the Company has actually received a long-term sales contract requiring them. The Company believes that most of the items it purchases are obtainable from a variety of suppliers and it normally obtains alternative sources for major items, although the Company is sometimes dependent on a single supplier or a few suppliers for some items.

It is difficult to state precisely the Company's market position in all of its market segments because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores ejectors for military aircraft, military sonar systems, helicopter-towed mine countermeasure systems, piezoelectric ceramics, satellite horizon sensors, and natural gas vehicle refueling stations.

Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, most of the Company's U.S. Government contracts license it to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic defense work. However, several patents recently granted to the Company and pending in the areas of sports products and compressed natural gas vehicle products may prove to be important to the Company's business in these areas.

                                   EMPLOYEES

As of December 31, 1993, the Company employed 1,051 persons.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

      Name           Age             Position and Term of Office
- - -------------------------------------------------------------------------------
Gerald Albert         69   Chairman of the Board since November 1993, Chief
                           Executive Officer since 1984 and Director
                           since 1971.

Frank A. Fariello     59   President and Chief Operating Officer since November
                           1993, Executive Vice President from 1989 to 1993, and Director since 1982.

Marvin D. Genzer      53   Vice President since 1990, General Counsel since
                           1988, and Assistant Secretary since 1987.

Michael J. Hegarty    54   Vice President-Finance since 1981, Treasurer since
                           1967, Secretary since 1985 and Director since 1982.

Each executive officer is appointed by the Board of Directors (the "Board"), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2.  PROPERTIES

All operating properties are leased facilities, except for the College Point corporate headquarters and manufacturing facility. The Company's facilities are adequate for present purposes. Although all facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased or owned buildings, the Company is offering for sale a material portion of its College Point facility. The Company's obligations under the various leases are set forth in Note 16 on page 27 of the Company's 1993 Annual Report to Shareholders, which is incorporated by reference.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.

                                                              Approximate
                                                               Floor Area
                                        Location              (in sq. ft.)
- - --------------------------------------------------------------------------
Military Systems:
Marine and Aircraft                College Point, NY            318,000
Marine and Aircraft Systems        Salt Lake City, UT            28,000
Command Systems                    Chesapeake, VA                17,000
Undersea Warfare Systems           Salt Lake City, UT            70,000

Commercial and Other Products:
Acoustic Products                  Salt Lake City, UT            47,000
Electro-Optics Division            Shelton, CT                   71,000
Fiber Science                      Salt Lake City, UT            90,000
EDO (Canada) Limited               Calgary, Alberta, Canada      65,000
ANGI                               Milton, WI                    31,000
Sports                             Salt Lake City, UT            15,000

ITEM 3.  LEGAL PROCEEDINGS

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14, 15 and 16, and in Note 17 on page 27 of the Company's 1993 Annual Report to Shareholders is incorporated by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the headings "Common Share Prices" and "Dividends" on page 16, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" table on page 19 and Notes 9 and 10 on pages 23 and 24 of the Company's 1993 Annual Report to Shareholders are incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the heading "Selected Financial Data" on page 13 of the Company's 1993 Annual Report to Shareholders is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14, 15 and 16 of the Company's 1993 Annual Report to Shareholders is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG Peat Marwick and the unaudited "Quarterly Financial Information" are set forth on pages 17 through 29 of the Company's 1993 Annual Report to Shareholders, which are incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under "Election of Directors" on pages 1 and 2 of the Company's Proxy Statement dated March 23, 1994, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" on pages 4 through 7 of the Company's Proxy Statement dated March 23, 1994, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth on pages 3 and 8 of the Company's Proxy Statement dated March 23, 1994, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements And Financial Statement Schedules And Exhibits

1.  Financial Statements.

The consolidated financial statements for the years ended December 31, 1993, 1992 and 1991, together with the report thereon of KPMG Peat Marwick, independent auditors, dated March 4, 1994, appearing on pages 17 through 28 of the Company's 1993 Annual Report to Shareholders, are attached as Exhibit 13 to this Report.

2.  Financial Statement Schedules.

Schedule V  - Property, Plant and Equipment for the years ended December 31,
              1993, 1992 and 1991.

Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and
              Equipment for the years ended December 31, 1993, 1992 and 1991.

Schedule X  - Supplementary Income Statement Information for the years ended
              December 31, 1993, 1992 and 1991.

The above schedules have been included elsewhere in this Report.

The Financial Statement Schedules should be read in conjunction with the consolidated financial statements in the 1993 Annual Report to Shareholders. The opinion of KPMG Peat Marwick, independent auditors, precedes the aforementioned schedules. Schedules not included in these Financial Statement Schedules have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988. Incorporated by reference to
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

3(ii)  By-Laws of the Company.

4(a) Indenture dated December 1, 1986 between Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) First Amended and Restated Credit Agreement, dated as of March 3, 1994, amongst The Bank of New York, individually and as agent, Chemical Banking Corporation, National Westminster Bank USA and EDO Corporation.

4(g) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 1992.

4(h) Amendment No. 7 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 3, 1994.

10(a)* EDO Corporation 1980 Stock Option Plan, as amended through July 22, 1988. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)* EDO Corporation 1985 Stock Option Plan, as amended through January 24, 1989. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(c)*  EDO Corporation 1988 Stock Option Plan as amended through July 22,
1988.

10(d)* EDO Corporation 1983 Long-Term Incentive Plan as amended through July 22, 1988.

10(e)* EDO Corporation 1988 Long-Term Incentive Plan as amended through July 22, 1988.

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and four employees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and thirty-four employees and retirees. Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and twenty current or former Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(i) Subscription Agreement, dated December 18, 1987, between EDO (Canada) Limited and Her Majesty the Queen in right of the Province of Alberta, as represented by the Minister of Economic Development and Trade. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(j) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

13 Annual Report to Shareholders of EDO Corporation for fiscal year ended December 31, 1993. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this Report (not filed electronically).

13(a) Pages 13-29 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

21  List of Subsidiaries.

23 Accountants' Consent to the incorporation by reference in the Company's Registration Statements on Form S-8 of their reports included in the 1993 Annual Report to Shareholders and in Item 14(a)2 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on December 2, 1993 reporting on the acquisition by the Company of substantially all the assets of Automotive Natural Gas, Inc. Financial statements associated with and required by such Report were filed on February 14, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EDO CORPORATION (Registrant)

Dated: March 28, 1994                                    By: Michael J. Hegarty
                                                             Michael J. Hegarty
                                                         Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                     Date
- - -------------------------------------------------------------------------------
Michael J. Hegarty       Vice President-                         March 28, 1994
(Michael J. Hegarty)       Finance, Secretary,
                           Treasurer
                           and Director
Gerald Albert            Chairman of the Board,
                           Chief Executive Officer
                           and Director
Frank A. Fariello        President,
                           Chief Operating Officer
                           and Director
Marvin D. Genzer         Vice President,
                           General Counsel and
                           Assistant Secretary
Kenneth A. Paladino      Controller                      By: Michael J. Hegarty
Alfred Brittain III      Director
Joseph F. Engelberger    Director                        Michael J. Hegarty
Robert M. Hanisee        Director                        Attorney-in-Fact
Robert A. Lapetina       Director                        March 28, 1994
John H. Meyn             Director
Richard Rachals          Director
Ralph O. Romaine         Director
William R. Ryan          Director

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
EDO Corporation:

Under date of March 4, 1994, we reported on the consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company changed its methods of accounting for income taxes and postretirement health care and life insurance benefits in 1993.

                                                              KPMG PEAT MARWICK

Jericho, New York
March 4, 1994

                                                                     SCHEDULE V
                       EDO CORPORATION AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (IN THOUSANDS)

                                  Balance              Retirements,
                                     at                  sales or    Balance at
                                 beginning  Additions     other        end of
Classification                   of period   at cost     changes       period
- - -------------------------------------------------------------------------------
Year ended December 31, 1993:
Land and land                     $2,014         --          --         2,014
  improvements
Buildings and                     28,167        418          --        28,585
  building improvements
Machinery and                     49,341      2,786       (341)        51,786
  equipment
Leasehold                          8,715      1,313        (24)        10,004
  improvements                  --------    -------     -------       -------
                                 $88,273      4,517       (365)        92,389
- - -------------------------------------------------------------------------------
Year ended December 31, 1992:
Land and land                     $2,014         --          --         2,014
  improvements
Buildings and                     27,835        335         (3)        28,167
  building improvements
Machinery and                     45,906      4,093       (658)        49,341
  equipment
Leasehold                          8,621        138        (44)         8,715
  improvements                  --------    -------     -------       -------
                                 $84,376      4,566       (705)        88,237
- - -------------------------------------------------------------------------------
Year ended December 31, 1991:
Land and land                     $2,014         --          --         2,014
  improvements
Buildings and                     27,523        312          --        27,835
  building improvements
Machinery and                     41,177      5,388       (659)        45,906
  equipment
Leasehold                          8,850       (91)       (138)         8,621
  improvements                  --------    -------     -------       -------
                                 $79,564      5,609       (797)        84,376
- - -------------------------------------------------------------------------------

                                                                    SCHEDULE VI
                       EDO CORPORATION AND SUBSIDIARIES
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (IN THOUSANDS)

                                          Additions
                                Balance    charged   Retirements,
                                  at      to costs     sales or     Balance
                               beginning     and        other        at end
Classification                 of period   expenses    changes     of period
- - -------------------------------------------------------------------------------
Year ended December 31, 1993:
Land and land                     $267         29          --           296
  improvements
Buildings and                   10,767      1,260       5,200        17,227
  building improvements
Machinery and                   31,220      4,318         594        36,132
  equipment
Leasehold                        3,605        844         408         4,857
  improvements                --------    -------     -------       -------
                               $45,859      6,451       6,202*       58,512
- - -------------------------------------------------------------------------------
Year ended December 31, 1992:
Land and land                     $238         29          --           267
  improvements
Buildings and                    9,374      1,396         (3)        10,767
  building improvements
Machinery and                   27,437      4,440       (657)        31,220
  equipment
Leasehold                        3,055        595        (45)         3,605
  improvements                --------    -------     -------       -------
                               $40,104      6,460       (705)        45,859
- - -------------------------------------------------------------------------------
Year ended December 31, 1991:
Land and land                     $207         31          --           238
  improvements
Buildings and                    7,929      1,438           7         9,374
  building improvements
Machinery and                   23,966      4,137       (666)        27,437
  equipment
Leasehold                        2,603        590       (138)         3,055
  improvements                --------    -------     -------       -------
                               $34,705      6,196       (797)        40,104
- - -------------------------------------------------------------------------------
* Includes $7,011 valuation allowance associated with restructuring.

                                                                     SCHEDULE X
                       EDO CORPORATION AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991 (IN THOUSANDS)

Charged to Costs and Expenses

Item                          1993        1992        1991
- - ----------------------------------------------------------
Maintenance and repairs     $2,653      $2,999      $3,380

Amounts for depreciation and amortization of intangible assets, pre-operating costs and similar deferrals, taxes other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are less than 1% of total sales.

                                 EXHIBIT INDEX

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988. Incorporated by reference to
Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

3(ii)  By-Laws of the Company.

4(a) Indenture dated December 1, 1986 between Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) First Amended and Restated Credit Agreement, dated as of March 3, 1994, amongst The Bank of New York, individually and as agent, Chemical Banking Corporation, National Westminster Bank USA and EDO Corporation.

4(g) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 1992.

4(h) Amendment No. 7 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 3, 1994.

10(a)* EDO Corporation 1980 Stock Option Plan, as amended through July 22, 1988. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)* EDO Corporation 1985 Stock Option Plan, as amended through January 24, 1989. Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(c)*  EDO Corporation 1988 Stock Option Plan as amended through July 22,
1988.

10(d)* EDO Corporation 1983 Long-Term Incentive Plan as amended through July 22, 1988.

10(e)* EDO Corporation 1988 Long-Term Incentive Plan as amended through July 22, 1988.

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and four employees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and thirty-four employees and retirees. Incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and twenty current or former Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(i) Subscription Agreement, dated December 18, 1987, between EDO (Canada) Limited and Her Majesty the Queen in right of the Province of Alberta, as represented by the Minister of Economic Development and Trade. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(j) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

13 Annual Report to Shareholders of EDO Corporation for fiscal year ended December 31, 1993. Such report is furnished for the information of the Commission only and, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is not to be deemed filed as part of this Report (not filed electronically).

13(a) Pages 13-29 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

21  List of Subsidiaries.

23 Accountants' Consent to the incorporation by reference in the Company's Registration Statements on Form S-8 of their reports included in the 1993 Annual Report to Shareholders and in Item 14(a)2 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.