Form 10-Q
period 1994-05-09
EDO CORP
filed 1994-05-10
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                               March 26, 1994

Commission File Number                                                  1-3985


                                EDO CORPORATION

            (Exact name of registrant as specified in its charter)


New York                                                   No. 11-0707740

(State or other jurisdiction                               (I.R.S Employer
 of incorporation or organization)                         Identification No.)


           14-04 111th Street, College Point, New York   11356-1434
            (Address of principal executive offices)     (Zip Code)


Telephone Number                                                (718) 321-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes x       No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                              Outstanding at March 26, 1994
- - -------------------------------------            -----------------------------
Common shares, par value $1 per share                       5,473,955

                               EDO CORPORATION

                                    INDEX


                                                               Page No.

         Face Sheet.............................................  1

         Index..................................................  2

         Part I              Financial Information

               Item 1.  Financial Statements

                        Consolidated Balance Sheets -
                         March 26, 1994 and
                         December 31, 1993......................  3

                        Consolidated Statements of
                         Earnings - Three Months Ended
                         March 26, 1994 and
                         March 27, 1993.........................  4

                        Consolidated Statements of Cash
                         Flows - Three Months Ended
                         March 26, 1994 and
                         March 27, 1993.........................  5

                        Other Financial Information.............  6

               Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations..............  7-9

         Part II        Other Information....................... 10-11

         Signature.............................................. 12

                        PART I - FINANCIAL INFORMATION                   Page 3

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

                                                March 26, 1994    Dec. 31, 1993
ASSETS                                            (unaudited)
Current assets:
 Cash and cash equivalents                           $  8,591         $  9,284
 Recoverable Federal income taxes                       2,082            2,322
 Accounts receivable                                   36,953           38,283
 Inventory                                             19,769           18,155
 Prepayments                                            2,923            1,319
                                                     --------         --------
   Total current assets                                70,318           69,363
                                                     --------         --------
Property, plant and equipment, at cost                 89,255           92,389
 Less accumulated depreciation and amortization        58,965           58,512
                                                     --------         --------
 Net property, plant and equipment                     30,290           33,877

Cost in excess of fair value of net assets acquired    11,278           11,415
Deferred Federal and foreign taxes                        955            1,011
Other assets                                            8,127            7,739
                                                     --------         --------
   Total assets                                      $120,968         $123,405
                                                     ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable & accrued liabilities              $ 21,374         $ 21,019
 Contract advances and deposits                         5,160            7,279
                                                     --------         --------
  Total current liabilities                            26,534           28,298
                                                     --------         --------
Long-term debt                                         29,317           29,317

ESOT loan obligation                                   14,786           15,045

Postretirement obligation                              13,607           13,492

Minority interest                                       2,856            2,967

SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share, authorized
 500,000 shares, issued 79,971 shares at 3/26/94           80               80
 and 80,056 shares at 12/31/93

Common shares, par value $1 per share,
 authorized 25,000,000 shares,
 issued 8,453,902 shares (both periods)                 8,454            8,454
Additional paid-in capital                             41,745           41,784
Retained earnings                                      41,722           42,350
                                                     --------         --------
                                                       92,001           92,668
92,668 Less: Treasury shares at cost
      (2,979,947 shares at 3/26/94
       and 2,982,853 shares at 12/31/93)              <42,352>         <42,393>
      Translation adjustment                             <850>            <749>
      ESOT loan obligation                            <14,786>         <15,045>
      Deferral under Long-Term Incentive Plans           <145>            <195>
                                                     --------         --------
   Total shareholders' equity                          33,868           34,286
                                                     --------         --------
Total liabilities & shareholders' equity             $120,968         $123,405
                                                     ========         ========

                                                                         Page 4
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)


                                                  For the three months ended
                                                Mar. 26, 1994    Mar. 27, 1993
                                                          (unaudited)

Income
  Net sales                                          $ 21,250         $ 27,473
  Other                                                    80               96
                                                     --------         --------
                                                       21,330           27,569
Costs and Expenses
  Cost of sales                                        16,232           21,789
  Selling, general and administrative                   3,817            3,381
  Research and development                              1,170            1,194
                                                     --------         --------
                                                       21,219           26,364

Operating Earnings                                        111            1,205
                                                     --------         --------
Non-Operating Income (Expense)
  Interest income                                          56               52
  Interest expense                                       <591>            <628>
  Other, net                                              385              <18>
                                                     --------         --------
                                                         <150>            <594>
                                                     --------         --------
Earnings (loss) before Federal income taxes               <39>             611

Provision for Federal income taxes                         56              104
                                                     --------         --------
Net earnings (loss) before cumulative effect
  of accounting change and minority interest              <95>             507
Cumulative effect of change in accounting
  for postretirement health benefits
  (net of taxes of $4,000)                                  -           <9,400>
                                                     --------         --------
Net earnings (loss) before minority
  interest                                                <95>          <8,893>
Minority interest                                         111               59
                                                     --------         --------
Net earnings (loss)                                        16           <8,834>
Dividends on preferred shares                             342              359
                                                     --------         --------
Net earnings (loss)available for
  Common Shares                                      $   <326>        $ <9,193>
                                                     ========         ========
Earnings (loss) per Common Share:
    Primary:
Net earnings (loss) available for Common
  Shares before accounting change                    $  <0.06>        $   0.04
Cumulative effect of change in
  accounting for postretirement
  health benefits                                           -            <1.75>
                                                     --------         --------
Net earnings (loss)                                  $  <0.06>        $  <1.71>


Average shares outstanding                              5,477            5,364
                                                     ========         ========
Cash dividends per Common Share                      $   0.07         $   0.07
                                                     ========         ========

                                                                         Page 5
                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in thousands)

                                                  For the three months ended
                                                Mar. 26, 1994    Mar. 27, 1993
                                                          (unaudited)


Operating Activities:
  Net earnings (loss)                                $     16         $ <8,834>
  Adjustments to net earnings (loss) to arrive
   at cash from operations:
     Gain on sale of building                            <427>               -
     Depreciation and amortization                      1,628            1,694
     Increase (Decrease) in current and deferred
       income taxes and other non-cash items
       in income                                          296           <4,005>
     Common shares issued for employee benefits            50               55
     Cumulative effect of change in accounting
       for post retirement health benefits                  -           13,400
     Changes in:
       Accounts receivable                              1,330           <1,570>
       Inventories                                     <1,614>           1,410
       Prepayments, other assets and other             <2,088>          <1,787>
       Accounts payable and accrued liabilities           355             <371>
       Contract advances and deposits                  <2,119>             816
                                                     --------         --------
  Cash (used) provided by operations                   <2,573>             808

Investing Activities:
  Purchase of property, plant and equipment              <561>            <664>
  Proceeds from sale of building                        3,084                -
                                                     --------         --------
  Cash provided (used) by investing activities          2,523             <664>

Financing Activities:
  Reduction of long-term debt                               -               <9>
  Payment of common share cash dividends                 <382>            <375>
  Payment of preferred share cash dividends              <342>            <359>
  Tax benefit associated with dividends paid
    on unallocated ESOP preferred shares                   81               89
                                                     --------         --------
  Cash (used) by financing activities                    <643>            <654>

Net (decrease) in cash and cash equivalents              <693>            <510>
Cash and cash equivalents at beginning of period        9,284            4,597
                                                     --------         --------
Cash and cash equivalents at end of period           $  8,591         $  4,087
                                                     ========         ========
Supplemental disclosures:
  Cash paid for:  Interest                           $     75         $     36
                  Income taxes                       $     27         $     81

                                                                         Page 6
                        Other Financial Information

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the three months ended March 26, 1994 and March 27, 1993.

Backlog Data

The dollar amount of backlog of firm orders at March 26, 1994 was $76,897,000 compared to $91,570,000 at March 27, 1993.

Inventories

Inventories are summarized by major classification as follows.

                                               March 26, 1994    Dec. 31, 1993
                                                        (in thousands)

 Raw material and supplies                           $  7,345         $  8,343
 Work in process                                       11,208            8,713
 Finished goods                                         1,216            1,099
                                                     --------         --------
                                                     $ 19,769         $ 18,155
                                                     ========         ========

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The following discussion relates to the operations of EDO Corporation in its two business segments: Military Systems; and Commercial and Other Products.

Results of Operations
- - ---------------------
First Three Months of 1994 Compared with First Three Months of 1993
- - -------------------------------------------------------------------

Sales in the first three months of 1994 were $21.3 million compared with $27.5 million in 1993. The sales decrease of 23% percent reflects continuing reductions in military spending in general, and the slippage in U.S. Government contract awards due to changing Administration priorities. Sales in the Military Systems segment decreased by 39% to $11.7 million due primarily to reductions of sonar, ceramic and fiber reinforced composite sales. Sales in the Commercial and Other Products segment increased by 13% to $9.6 million. A decrease in satellite-system product sales at the Electro- Optics division was offset by sales at the EDO ANGI Division, which was acquired in the fourth quarter of 1993. Accordingly, there were no sales included in the comparable first quarter of 1993 for EDO ANGI.

Earnings from operations (before general corporate expense allocations) in the first three months of 1994 were $1.3 million, compared with $2.2 million in the first three months of 1993. Included in the first quarter of 1994 results was a $352,000 pension plan curtailment gain resulting from personnel reductions as the Company reduces its work force in reaction to the declining sales volume. For similar reasons such gains are likely in future years. Operating earnings in the Military Systems segment increased slightly from $1.3 to $1.4 million due primarily to higher margins. The Commercial and Other Products segment was essentially break-even as compared with $1.0 million for the same period in 1993. This reduction is due to higher than anticipated contract costs on a program at the Electro-Optics Division, which are not expected to re- occur, and losses at EDO Energy and EDO Sports resulting from less than anticipated sales, and higher selling administrative and research and development costs.

Selling, general and administrative expenses in the first three months of 1994 were $3.8 million, compared with $3.4 million in the first three months of 1993. This increase is primarily attributable to higher expenditures in the new commercial initiatives at EDO Energy and EDO Sports. Additionally, this increase in selling, general and administrative expenses does not reflect reductions within the Military Systems segment where these expenses are generally reported in cost of sales.

Company-sponsored research and development expenditures were the same level as the comparable 1993 period at $1.2 million. A slight decrease in the Military Systems segment was offset by an increase in the Commercial and Other Products segment as the Company continues to emphasize its commercial initiatives.

Interest expense, net of interest income, declined slightly to $0.5 million in the first three months of 1994, compared with $0.6 million in the like period of 1993.

The Company reported a net loss of $326,000, or $0.06 per share in the first quarter of 1994, compared to a net loss of $9,193,000, or $1.71 per share a year ago. Results in the 1994 first quarter period include a gain on the sale of real estate, which is included in "Other, net" in the Consolidated Statement of Earnings, the pro forma after tax effect of which was equal to $282,000, or $0.05 per share. Primary net earnings per common share were $0.04 for the first quarter of 1993 before giving consideration to the cumulative effect of a change in accounting of $9.4 million net of taxes, equal to $1.75 per share, to reflect post-retirement benefits other than pensions. Earnings per share calculations were based on a weighted average of 5.5 million shares outstanding for the first quarter of 1994, and 5.4 million shares for the like period in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents decreased $0.7 million from December 31, 1993 to $8.6 million at March 26, 1994.

The Company has an ESOT obligation that is currently $14.8 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company had acquired $5.7 million of such debentures as of March 26, 1994 at prevailing market prices. These debentures will be used to satisfy sinking fund requirements commencing in 1996.

The Company has a $15 million unsecured revolving credit agreement with a bank syndicate. Covenants under both the ESOT obligation and revolving credit agreement may restrict dividend payments on common stock commencing in 1995. At March 26, 1994, the Company had no borrowings outstanding under this agreement. The Company believes it has sufficient capital resources to fund its future expansion plans.

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments a plan to purchase 4,190,000 of the Company's Common Shares. As of March 26, 1994, the Company had acquired approximately 3,957,000 Common Shares in open market or privately negotiated transactions at prevailing market prices. Approximately 977,000 of these shares have been used for various corporate purposes.

Capital expenditures in the first three months of 1994 amounted to $0.6 million. The total expenditure for 1994 is expected to be less than the amount spent in 1993.

As explained in the Company's 1993 Annual Report, the Company is involved in an environmental matter for which management believes it is covered by liability insurance for all costs it incurs. Approxi- mately $2,364,000 of costs incurred to date are included in other assets in the accompanying March 26, 1994 Consolidated Balance Sheet.

Backlog
- - -------

The backlog of unfilled orders at March 26, 1994 stood at $76.9 million compared with $91.6 million at March 27, 1993 and $89.2 million at December 31, 1993. The reduced backlog reflects the overall decline in military spending. In order to offset these declines the Company is emphasizing its strategy of diversifying into commercial markets.

                          PART II - OTHER INFORMATION


Item 5.  Other Information

         None

Item 6. (a) Exhibits

     4(a) - Indenture dated December 1, 1986 between Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4(b) - Certificate of Amendment of the Certificate of Incorporation, dated and as filed by the Department of State of the State of New York on July 22, 1988. This Certificate of Amendment adds provisions immediately following Paragraph A of Article THIRD of the Certificate of Incorporation. These provisions state the number, designation, relative rights, preferences and limitations of the EDO Corporation Employee Stock Ownership Plan Convertible Cumulative Preferred Shares, Series A. Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

     4(c) - Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4(d) - Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4(e) - Term Note, dated July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K the fiscal year ended December 31, 1992.

     4(f) - Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to
     Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     4(g) - First Amended and Restated Credit Agreement, dated as of March 3, 1994, amongst The Bank of New York, individually and as agent, Chemical Banking Corporation, National Westminster Bank USA and EDO Corporation. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

     4(h) - Amendment No. 6 to the Guarantee Agreement referred to in
     Exhibit 4(c) above. Incorporated by reference to Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1993.

     4(i) - Amendment No. 7 to the Guarantee Agreement referred to in
     Exhibit 4(c) above, effective March 3, 1994. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.


Item.  6(b)  Form 8-K Reports

No current reports on Form 8-K were filed by the Registrant during the fiscal quarter for which this report is filed.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 EDO Corporation
                                                 (Registrant)




                                             by: M. J. Hegarty
                                                 M. J. Hegarty, Vice President
                                                 Finance and Treasurer
                                                 (Principal Financial Officer)





    Dated: May 6, 1994