Form 10-Q
period 1994-06-25
EDO CORP
filed 1994-08-08
CIK 31617

Page 1 of 13 Pages


                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934


For Quarter Ended                                                 June 25, 1994


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

                                                             Yes x       No



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              CLASS                                OUTSTANDING AT JUNE 25, 1994
Common shares, par value $1 per share                       5,589,333

                                EDO CORPORATION

                                     INDEX

                                                           Page No.

                Face Sheet................................      1

                Index.....................................      2

Part I - Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                 June 25, 1994 and
                 December 31, 1993........................      3

                Consolidated Statements of
                 Earnings - Three Months Ended
                 June 25, 1994 and
                 June 26, 1993............................      4

                Consolidated Statements of
                 Earnings - Six Months Ended
                 June 25, 1994 and
                 June 26, 1993............................      5

                Consolidated Statements of Cash Flows -
                 Six Months Ended
                 June 25, 1994 and
                 June 26, 1993............................      6

                Other Financial Information...............      7

       Item 2.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations................   8-10

Part II -  Other Information..............................  11-12

Signature.................................................     13

                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

ASSETS                                           June 25, 1994    Dec. 31, 1993
                                                  (unaudited)

Current assets:
  Cash and cash equivalents                        $   3,305         $   9,284
  Recoverable Federal income taxes                     2,082             2,322
  Accounts receivable                                 38,560            38,283
  Inventory                                           19,023            18,155
  Prepayments                                          1,949             1,139
                                                   ----------        ----------
        Total current assets                          64,919            69,363
                                                   ----------        ----------
Property, plant and equipment, at cost                89,523            92,389
  Less accumulated depreciation and
  amortization                                        59,589            58,512
                                                   ----------        ----------
  Net property, plant and equipment                   29,934            33,877

Cost in excess of fair value of net
  assets acquired                                     11,134            11,415
Deferred Federal and foreign taxes                     2,193             1,011
Other assets                                           7,529             7,739
                                                   ----------        ----------
        Total assets                               $ 115,709         $ 123,405
                                                   ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued liabilities           $  20,341         $  21,019
  Contract advances and deposits                       3,497             7,279
                                                   ----------        ----------
    Total current liabilities                         23,838            28,298
                                                   ----------        ----------
Long-term debt                                        29,317            29,317

ESOT loan obligation                                  14,526            15,045

Postretirement obligation                             13,719            13,492

Minority interest                                      2,726             2,967

SHAREHOLDERS' EQUITY
Preferred shares, par value $1 per share,
  authorized 500,000 shares, issued 76,518 shares
  at 6/25/94 and 80,056 shares at 12/31/93                77                80

Common shares, par value $1 per share,
  authorized 25,000,000 shares,
  issued 8,453,902 shares (both periods)               8,454             8,454
Additional paid-in capital                            40,109            41,784
Retained earnings                                     39,147            42,350
                                                   ----------        ----------
                                                      87,787            92,668
Less: Treasury shares at cost
        (2,864,569 shares at 6/25/94
        and 2,982,853 shares at 12/31/93)            <40,712>          <42,393>
      Translation adjustment                            <870>             <749>
      ESOT loan obligation                           <14,526>          <15,045>
      Deferral under Long-Term Incentive Plans          < 96>             <195>
                                                   ----------        ----------
        Total shareholders' equity                    31,583            34,286
                                                   ----------        ----------
Total liabilities & shareholders' equity           $ 115,709         $ 123,405
                                                   ==========        ==========

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)


                                                  For the three months ended
                                                 June 25, 1994   June 26, 1993
                                                          (unaudited)

Income
  Net sales                                        $  24,205         $  26,764
  Other                                                   19               178
                                                   ----------        ----------
                                                      24,224            26,942
Costs and Expenses
  Cost of sales                                       20,777            21,255
  Selling, general and administrative                  4,671             3,860
  Research and development                             1,190             1,872
                                                   ----------        ----------
                                                      26,638            26,987
                                                   ----------        ----------
Operating Earnings (loss)                             <2,414>              <45>
                                                   ----------        ----------
Non-Operating Income (Expense)
  Interest income                                         50                70
  Interest expense                                      <595>             <637>
  Litigation settlement                                    -            <1,212>
  Other, net                                             <42>             <136>
                                                   ----------        ----------
                                                        <587>           <1,915>
                                                   ----------        ----------
Earnings (loss) before Federal income taxes           <3,001>           <1,960>

Provision for (Recovery of) Federal income taxes        <934>             <812>
                                                   ----------        ----------
Net earnings (loss) before minority interest          <2,067>           <1,148>
Minority interest                                        130               212
                                                   ----------        ----------
Net earnings (loss)                                   <1,937>             <936>
Dividends on preferred shares                            342               359
                                                   ----------        ----------
Net earnings (loss) available for Common Shares    $  <2,279>        $  <1,295>
                                                   ==========        ==========
Earnings (loss) per Common Share:
Net earnings (loss) available for Common Shares    $   <0.42>        $   <0.24>
                                                   ==========        ==========
Average shares outstanding                             5,487             5,371
                                                   ==========        ==========
Cash dividends per Common Share                    $    0.07         $    0.07
                                                   ==========        ==========

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)


                                                     For the six months ended
                                                 June 25, 1994    June 26, 1993
                                                          (unaudited)
Income
  Net sales                                        $  45,455         $  54,237
  Other                                                   99               274
                                                   ----------        ----------
                                                      45,554            54,511
Costs and Expenses
  Cost of sales                                       37,009            43,044
  Selling, general and administrative                  8,488             7,241
  Research and development                             2,360             3,066
                                                   ----------        ----------
                                                      47,857            53,351

Operating Earnings (loss)                             <2,303>            1,160
                                                   ----------        ----------
Non-Operating Income (Expense)
  Interest income                                        106               122
  Interest expense                                    <1,186>           <1,265>
  Litigation settlement                                    -            <1,212>
  Other, net                                             343              <154>
                                                   ----------        ----------
                                                      <  737>           <2,509>
                                                   ----------        ----------
Earnings (loss) before Federal income taxes           <3,040>           <1,349>

Provision for (Recovery of) Federal income taxes        <878>             <708>
                                                   ----------        ----------
Net earnings (loss) before cumulative effect
  of accounting change and minority interest          <2,162>             <641>
Cumulative effect of change in accounting
  for postretirement health benefits
  (net of taxes of $4,000)                                 -            (9,400>
                                                   ----------        ----------
Net earnings (loss) before minority interest          <2,162>          <10,041>
Minority interest                                        241               271
                                                   ----------        ----------
Net earnings (loss)                                   <1,921>           <9,770>
Dividends on preferred shares                            684               718
                                                   ----------        ----------
Net earnings (loss) available for Common Shares    $ < 2,605>        $ <10,488>
                                                   ==========        ==========
Earnings (loss) per Common Share:
  Primary:
Net earnings (loss) available for Common
  Shares before accounting change                  $   <0.48>        $   <0.20>
Cumulative effect of change in accounting
  for postretirement health benefits                       -             <1.75>
                                                   ----------        ----------
Net earnings (loss)                                $   <0.48>        $   <1.95>
                                                   ==========        ==========
Average shares outstanding                             5,482             5,367
                                                   ==========        ==========
Cash dividends per Common Share                    $    0.14         $    0.14
                                                   ==========        ==========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                     For the six months ended
                                                 June 25, 1994    June 26, 1993
                                                          (unaudited)


Operating Activities:
  Net earnings (loss)                              $  <1,921>        $  <9,770>
  Adjustments to net earnings (loss) to arrive
   at cash from operations:
     Gain on sale of building                           <427>                -
     Depreciation and amortization                     2,959             3,545
     Increase (decrease) in current and
       deferred income taxes                            <942>           <4,078>
     Common shares issued for employee benefits          102               102
     Cumulative effect of change in accounting
       for postretirement health benefits                  -            13,400
     Changes in:
       Accounts receivable                              <277>            6,788
       Inventories                                    <1,327>            2,371
       Prepayments, other assets and other              <365>           <2,635>
       Accounts payable and accrued liabilities         <409>             <271>
       Contract advances and deposits                 <3,782>             <351>
                                                   ----------        ----------
  Cash provided (used) by operations                  <6,389>            9,104

Investing Activities:
  Purchase of property, plant and equipment           <1,392>             <927>
  Proceeds from sale of building                       3,084                 -
                                                   ----------        ----------
  Cash provided (used) by investing activities         1,692              <927>

Financing Activities:
  Reduction of long-term debt                              -            <1,261>
  Payment of Common Share cash dividends                <766>             <750>
  Payment of preferred share cash dividends             <684>             <718>
  Tax benefit on preferred dividends paid
    on unallocated ESOP preferred shares                 168               182
                                                   ----------        ----------
Cash (used) by financing activities                   <1,282>           <2,547>

Net increase in cash and cash equivalents             <5,979>            5,630
Cash and cash equivalents at beginning of period       9,284             4,597
                                                   ----------        ----------
Cash and cash equivalents at end of period         $   3,305         $  10,227
                                                   ==========        ==========
Supplemental disclosures:
  Cash paid for:  Interest                         $   1,036         $   1,137
                  Income taxes                     $     196         $     410

                          Other Financial Information


Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the six months ended June 25, 1994 and June 26, 1993.

Backlog Data

The dollar amount of backlog of firm orders at June 25, 1994 was $79,050,000 compared to $79,831,000 at June 26, 1993.

Inventories

Inventories are summarized by major classification as follows.

                                                 June 25, 1994    Dec. 31, 1993
                                                          (in thousands)

Raw material and supplies                          $   6,888         $   8,343
Work in process                                       10,579             8,713
Finished goods                                         1,556             1,099
                                                   ----------        ----------
                                                   $  19,023         $  18,155
                                                   ==========        ==========

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The following discussion relates to the operations of EDO Corporation in its two business segments: Military Systems; and Commercial and Other Products.

Results of Operations
- - ---------------------
First Six Months of 1994 Compared with First Six Months of 1993
- - ---------------------------------------------------------------

Sales in the first six months of 1994 were $45.5 million compared with $54.2 million in 1993. The sales decrease of 16% percent reflects continuing reductions in military spending in general, and the slippage in U.S. Government contract awards due to changing Administration priorities. Sales in the Military Systems segment decreased by 32% to $25.5 million due primarily to reductions of sonar, ceramic and fiber reinforced composite sales. Sales in the Commercial and Other Products segment increased by 20% to $19.9 million. A decrease in satellite-system product sales at the Electro-Optics division was offset by increased natural gas vehicle tank sales and by sales at the EDO ANGI Division, which was acquired in the fourth quarter of 1993. Accordingly, there were no sales included in the comparable first six months of 1993 for EDO ANGI.

Earnings from operations (before general corporate expense allocations) in the first six months of 1994 were about break-even compared with $3.3 million in the first six months of 1993. Included in the first six months of 1994 results, was a $1.8 million charge to restructure the commercial business operations. This charge included $1.4 million for change in direction of the Company's EDO Sports subsidiary because of the costs associated with bringing its new sports products to market and continuing development. Most current production will cease, while certain high promise development will continue. The Company may also seek a strategic alliance for its sports initiative.

Also included in the first six months was a $352,000 pension plan curtailment gain resulting from personnel reductions as the Company reduces its work force in reaction to the declining sales volume. For similar reasons such gains are likely in future years. Operating earnings in the Military Systems segment increased slightly from $2.6 to $2.9 million due primarily to higher margins. The Commercial and Other Products segment recorded an operating loss of $2.9 million compared with a $0.7 million profit for the same period in 1993. This reduction is due principally to the decision regarding the EDO Sports initiative. Operating losses and costs associated with EDO Sports totalled $2.2 million in 1994 compared with $0.9 million for the 1993 comparable period. This increase is also due to higher than anticipated contract costs on a program at the Electro-Optics Division, and losses at EDO Energy resulting from less than anticipated sales.

Selling, general and administrative expenses in the first six months of 1994 were $8.5 million, compared with $7.2 million in the first six months of 1993. This increase is primarily attributable to higher expenditures in the new commercial initiatives at EDO Energy. Additionally, this increase in selling, general and administrative expenses does not reflect reductions within the Military Systems segment where these expenses are generally reported in cost of sales.

Company-sponsored research and development expenditures decreased 23% from the like 1993 period to $2.4 million. This reduction was approximately the same in each segment and reflects a more selective approach to development efforts.

Interest expense, net of interest income was $1.1 million in the first six months of 1994, the same as in the like period of 1993.

The Company reported a net loss of $2,605,000, or $0.48 per share in the first six months of 1994, compared to a net loss of $10,488,000, or $1.95 per share a year ago. Results in the 1994 first six month period include a loss to restructure the commercial business operation, principally the change in direction of its EDO Sports initiative, the pro forma after tax effect of which was equal to $1,200,000 or $0.22 per share, and a gain on the sale of real estate, which is included in "Other, net" in the Consolidated Statement of Earnings, the pro forma after tax effect of which was equal to $282,000, or $0.05 per share. The net loss per common share was $0.20 for the first six months of 1993 before giving consideration to the cumulative effect of a change in accounting of $9.4 million net of taxes, equal to $1.75 per share, to reflect post-retirement benefits other than pensions. Earnings per share calculations were based on a weighted average of 5.5 million shares outstanding for the first six months of 1994, and 5.4 million shares for the like period in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents decreased $6.0 million from December 31, 1993 to $3.3 million at June 25, 1994.

The Company has an ESOT obligation that is currently $14.5 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company had acquired $5.7 million of such debentures as of June 25, 1994 at prevailing market prices. These debentures will be used to satisfy sinking fund requirements commencing in 1996.

The Company has a $15 million unsecured revolving credit agreement with a bank syndicate. Covenants under both the ESOT obligation and revolving credit agreement may restrict dividend payments on common stock commencing in 1995.

Losses from operations to date in 1994, together with the further restructuring actions have caused the Company to be in technical default of certain covenants under the ESOT and bank loan agreements. All principal and interest payments under these agreements have been made in a timely fashion and the Company continues to be current in its payments. EDO is currently in negotiation with the banks to resolve the technical default and to restructure the terms and conditions of and provide security for its lending agreements. Because of the Company's default, the banks are not permitting further borrowings under the revolving credit agreement, but at June 25, 1994, the Company had no borrowings outstanding under the revolving credit agreement.

The Company believes it would have adequate liquidity to meet its needs to fund its future plans.

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments a plan to purchase 4,190,000 of the Company's Common Shares. As of June 25, 1994, the Company had acquired approximately 3,957,000 Common Shares in open market or privately negotiated transactions at prevailing market prices. Approximately 1,092,000 of these shares have been used for various corporate purposes.

Capital expenditures in the first six months of 1994 amounted to $1.4 million. The total expenditure for 1994 is expected to be less than the amount spent in 1993.

As explained in the Company's 1993 Annual Report, the Company is involved in an environmental matter for which management believes it is covered by liability insurance for all costs it incurs. Approxi- mately $2,500,000 of costs incurred to date are included in other assets in the accompanying June 25, 1994 Consolidated Balance Sheet.

Backlog
- - -------

The backlog of unfilled orders at June 25, 1994 stood at $79.0 million compared with $79.8 million at June 26, 1993 and $89.2 million at December 31, 1993. The reduced backlog reflects the overall decline in military spending. In order to offset these declines the Company is emphasizing its strategy of diversifying into commercial markets.

                          PART II - OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders.

(A) EDO's Annual Meeting of Shareholders was held on April 26, 1994.

(B) & (C) Items held for vote:

                                                   Number of Shares Voted
                                            For        Against      Abstensions

         1. Election of Directors
             Alfred Brittain III         5,440,590                    286,100
             Michael J. Hegarty          5,454,179                    272,511

         2. Ratify appointment of
             KPMG Peat Marwick as
             independent auditors
             for the year 1994           5,477,338     168,837         80,514


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

4(d) - Term Loan Agreement, dated as of July 22, 1988, as amended between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and National Westminster Bank USA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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


Item 6(b) Form 8-K Reports

No current reports on Form 8-K were filed by the Registrant during the fiscal quarter for which this report is filed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 EDO Corporation
                                                 (Registrant)


                                        by:      M. J. Hegarty
                                                 M. J. Hegarty - Vice President
                                                 Finance and Treasurer
                                                 (Principal Financial Officer)






Dated: August 8, 1994