Form 10-Q
period 1994-09-24
EDO CORP
filed 1994-11-07
CIK 31617

                                                             Page 1 of 14 Pages

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                            September 24, 1994

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

                                                                   Yes x   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                               Outstanding at Sept. 24, 1994
Common shares, par value $1 per share                        5,589,333

                                EDO CORPORATION

                                     INDEX

                                                               Page No.

         Face Sheet                                               1

         Index                                                    2

         Part I         Financial Information

               Item 1.  Financial Statements

                        Consolidated Balance Sheets -
                         Sept. 24, 1994 and
                         December 31, 1993                        3

                        Consolidated Statements of
                         Operations - Three Months Ended
                         Sept. 24, 1994 and
                         Sept. 25, 1993                           4

                        Consolidated Statements of
                         Operations - Nine Months Ended
                         Sept. 24, 1994 and
                         Sept. 25, 1993                           5

                        Consolidated Statements of Cash Flows -
                         Nine Months Ended
                         Sept. 24, 1994 and
                         Sept. 25, 1993                           6

                        Other Financial Information               7

               Item 2.  Management's Discussion and
                         Analysis of Financial Condition
                         and Results of Operations               8-10

         Part II        Other Information

               Item 5.  Other Information                         11

               Item 6.  Exhibits and Reports on Form 8K          11-12

         Signature                                                13

                        Exhibit Index                             14

                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                          Sept. 24, 1994    Dec. 31, 1993
                                                  (unaudited)

Current assets:
 Cash and cash equivalents                           $  7,881         $  9,284
 Recoverable Federal income taxes                       5,250            2,322
 Accounts receivable                                   34,879           38,283
 Inventory                                             13,136           18,155
 Prepayments                                            2,025            1,139
                                                     --------         --------
   Total current assets                                63,171           69,363
                                                     --------         --------

Property, plant and equipment, at cost                 88,402           92,389
 Less accumulated depreciation and
 amortization                                          60,387           58,512
                                                     --------         --------

 Net property, plant and equipment                     28,015           33,877

Cost in excess of fair value of net
 assets acquired                                       10,988           11,415
Deferred Federal and foreign taxes                          -            1,011
Other assets                                           11,853            7,739
                                                     --------         --------
   Total assets                                      $114,027         $123,405
                                                     ========         ========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable & accrued
   liabilities                                       $ 21,313         $ 21,019
 Contract advances and deposits                         3,046            7,279
                                                     --------         --------
   Total current liabilities                           24,359           28,298
                                                     --------         --------

Long-term debt                                         29,317           29,317

ESOT loan obligation                                   14,266           15,045

Environmental obligation                                4,548                -

Postretirement obligation                              13,832           13,492

Minority interest                                       2,967            2,967

Shareholders' Equity
Preferred shares, par value $1 per share,
 authorized 500,000 shares, issued 76,518
 shares at 9/24/94 and 80,056 shares at
 12/31/93                                                  77               80

Common shares, par value $1 per share,
 authorized 25,000,000 shares,
 issued 8,453,902 shares (both periods)                 8,454            8,454
Additional paid-in capital                             40,109           41,784
Retained earnings                                      31,908           42,350
                                                     --------         --------
                                                       80,548           92,668
Less: Treasury shares at cost
      (2,864,569 shares at 9/24/94
       and 2,982,853 shares at 12/31/93)              (40,712)         (42,393)
      Translation adjustment                             (786)            (749)
      ESOT loan obligation                            (14,266)         (15,045)
      Deferral under Long-Term
       Incentive Plans                                    (46)            (195)
                                                     --------         --------
   Total shareholders' equity                          24,738           34,286
                                                     --------         --------

Total liabilities & shareholders' equity             $114,027         $123,405
                                                     ========         ========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)


                                                   For the three months ended
                                                Sept. 24, 1994   Sept. 25, 1993
                                                           (unaudited)

Income
  Net sales                                          $ 22,677         $ 22,450
  Other                                                   179               59
                                                     --------         --------
                                                       22,856           22,509
Costs and Expenses
  Cost of sales                                        26,714           17,130
  Selling, general and administrative                   3,583            4,361
  Research and development                                795            1,544
                                                     --------         --------
                                                       31,092           23,035

Operating Loss                                         (8,236)            (526)
                                                     --------         --------

Non-Operating Income (Expense)
  Interest income                                          41               93
  Interest expense                                       (588)            (594)
  Other, net                                               84             (111)
                                                     --------         --------
                                                         (589)            (612)

Loss before Federal income taxes                       (8,825)          (1,138)

Recovery of Federal income taxes                       (2,322)            (527)
                                                     --------         --------

Net loss before minority interest                      (6,503)            (611)
Minority interest                                        (241)             214
                                                     --------         --------
Net loss                                               (6,744)            (387)
Dividends on preferred shares                             327              346
                                                     --------         --------

Net loss available for Common Shares                 $ (7,071)        $   (733)
                                                     ========         ========

Loss per Common Share:
Net loss available for Common Shares                 $  (1.26)        $  (0.14)
                                                     ========         ========

Average shares outstanding                              5,600            5,450
                                                     ========         ========

Cash dividends per Common Share                      $  None          $   0.07
                                                     ========         ========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                   For the nine months ended
                                                Sept. 24, 1994   Sept. 25, 1993
                                                            (unaudited)
Income
 Net sales                                           $ 68,132         $ 76,687
 Other                                                    278              333
                                                     --------         --------
                                                       68,410           77,020

Costs and Expenses
 Cost of sales                                         63,723           60,174
 Selling, general and administrative                   12,071           11,602
 Research and development                               3,155            4,610
 Litigation settlement                                      -            1,212
                                                     --------         --------
                                                       78,949           77,598

Operating loss                                        (10,539)            (578)
                                                     --------         --------

Non-Operating Income (Expense)
 Interest income                                          147              215
 Interest expense                                      (1,774)          (1,859)
      Other, net                                          301             (265)
                                                     --------         --------
                                                       (1,326)          (1,909)

Loss before Federal income taxes                      (11,865)          (2,487)

Recovery of Federal income taxes                       (3,200)          (1,235)
                                                     --------         --------

Net loss before cumulative effect
    of accounting change and minority
    interest                                           (8,665)          (1,252)
Cumulative effect of change in accounting
    for postretirement health benefits
    (net of taxes of $4,000)                                -           (9,400)
                                                     --------         --------

Net loss before minority interest                      (8,665)         (10,652)
Minority interest                                           -              495
                                                     --------         --------
Net loss                                               (8,665)         (10,157)
Dividends on preferred shares                           1,011            1,064
                                                     --------         --------

Net loss available for
    Common Shares                                    $ (9,676)        $(11,221)
                                                     ========         ========

Loss per Common Share:
Net loss available for Common Shares
   before accounting change                          $  (1.75)        $  (0.34)
Cumulative effect of change in
    accounting for postretirement
    health benefits                                         -            (1.74)
                                                     --------         --------
Net loss                                             $  (1.75)        $  (2.08)
                                                     ========         ========

Average shares outstanding                              5,522            5,395
                                                     ========         ========

Cash dividends per Common Share                      $   0.14         $   0.21
                                                     ========         ========

                         EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in thousands)

                                                   For the nine months ended
                                                Sept. 24, 1994   Sept. 25, 1993
                                                           (unaudited)


Operating Activities:
  Net loss                                           $ (8,665)        $(10,157)
  Adjustments to net loss to arrive
   at cash from operations:
     Gain on sale of building                            (427)               -
     Depreciation and amortization                      5,470            5,046
     Decrease in current and deferred
       income taxes                                    (1,917)          (4,091)
     Common shares issued for employee benefits           152              156
     Cumulative effect of change in accounting
       for postretirement health benefits                   -           13,400
     Changes in:
       Accounts receivable                              3,404           11,219
       Inventories                                      5,019            2,007
       Prepayments, other assets and other                 31           (2,504)
       Accounts payable and accrued liabilities           294           (1,643)
       Contract advances and deposits                  (4,233)          (1,753)
                                                     --------         --------

  Cash provided (used) by operations                     (872)          11,680

Investing Activities:
  Purchase of property, plant and equipment            (1,838)          (1,919)
  Proceeds from sale of building                        3,084                -
                                                     --------         --------

  Cash provided (used) by investing activities          1,246           (1,919)

Financing Activities:
  Reduction of long-term debt                               -           (1,261)
  Payment of Common Share cash dividends                 (766)          (1,131)
  Payment of preferred share cash dividends            (1,011)          (1,064)
  Tax benefit on preferred dividends paid
    on unallocated ESOP preferred shares                    -              264
                                                     --------         --------
Cash (used) by financing activities                    (1,777)          (3,192)

Net increase (decrease) in cash and
  cash equivalents                                     (1,403)           6,569
Cash and cash equivalents at beginning of
  period                                                9,284            4,597
                                                     --------         --------
Cash and cash equivalents at end of period           $  7,881         $ 11,166
                                                     ========         ========

Supplemental disclosures:
  Cash paid for:  Interest                           $  1,131         $  1,147
                  Income taxes                       $    290         $    492

                          Other Financial Information


Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the nine months ended September 24, 1994 and September 25, 1993.

Backlog Data

The dollar amount of backlog of firm orders at September 24, 1994 was $77,738,000 compared to $83,766,000 at September 25, 1993.

Inventories

Inventories are summarized by major classification as follows:

                                     Sept. 24, 1994    Dec. 31, 1993
                                              (in thousands)

          Raw material and supplies    $  6,220          $  8,343
          Work in process                 5,560             8,713
          Finished goods                  1,356             1,099
                                       --------          --------
                                       $ 13,136          $ 18,155
                                       ========          ========

Reclassifications

Certain reclassifications of 1993 amounts have been made to conform with the 1994 presentation.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


The following discussion relates to the operations of EDO Corporation in its two business segments: Military Systems; and Commercial and Other Products.

Results of Operations
- - ---------------------
First Nine Months of 1994 Compared with First Nine Months of 1993
- - -------------------------------------------------------------------

Sales in the first nine months of 1994 were $68.1 million compared with $76.7 million in 1993. The sales decrease of 11% reflects continuing reductions in military spending in general, and the slippage in U.S. Government contract awards due to changing Administration priorities. Sales in the Military Systems segment decreased by 20% to $41.1 million due primarily to reductions of sonar, ceramic and fiber reinforced composite sales. Sales in the Commercial and Other Products segment increased by 8% to $27.0 million. A decrease in satellite-system product sales at the Electro-Optics division was more than offset by increased natural gas vehicle tank sales and by sales at the EDO ANGI Division, which was acquired in the fourth quarter of 1993. There were no sales included in the comparable first nine months of 1993 for EDO ANGI.

Results of operations (before general corporate expense allocations) in the first nine months of 1994 reflected a loss of $7.4 million compared with a profit of $2.6 million in the first nine months of 1993. The 1994 results reflect both the negative effect on earnings from the declining revenue base as well as charges to earnings primarily for non-recurring items that the Company has recorded in the Commercial and Other Products segment as it continues to evaluate its operations and assets. The nature of the more significant items are discussed below.

Operating earnings in the Military Systems segment increased from $3.5 to $4.0 million where expense reductions and a better mix of high and low margin product sales more than offset additional costs associated with the consolidation of the College Point facilities.

The Commercial and Other Products segment recorded an operating loss of $11.4 million compared with a $0.9 million profit for the same period in 1993. The loss in the segment occurred principally in the Electro-Optics division from lower sales levels, cost overruns on earth sensor development programs, costs associated with the development of new commercial instruments, and reserves established for obsolete inventories.

In addition to the losses that occurred in the Electro-Optics division there were other non-recurring charges associated with the commercial composites products where approximately $2.6 million was reserved for assets associated with products that will no longer be pursued, and a portion of foreign receivable. Additionally, adding to the loss in the Commercial Products segment was the second quarter charge associated with the curtailment of activities at EDO Sports which is estimated at $1.2 million, and less than anticipated sales at EDO Energy.

Also included in the first nine months of 1994 was a $1.4 million pension plan curtailment gain, and a reduction in current year pension expense of approximately $0.6 million, resulting from personnel reductions as the Company reduces its work force in reaction to the declining sales volume. These benefits were primarily reflected in the Military Systems segment results.

Selling, general and administrative expenses in the first nine months of 1994 were $12.1 million, compared with $11.6 million in the first nine months of 1993. This increase is primarily attributable to higher expenditures in the new commercial initiatives at EDO Energy. Additionally, this increase in selling, general and administrative expenses does not reflect reductions within the Military Systems segment where these expenses are generally reported in cost of sales.

Company-sponsored research and development expenditures decreased 32% from the like 1993 period to $3.2 million. This reduction was approximately the same in each segment and reflects a more selective approach to development efforts.

Interest expense, net of interest income was $1.6 million in the first nine months of 1994, the same as in the like period of 1993.

The Company reported a net loss of $9,676,000, or $1.75 per share in the first nine months of 1994, compared to a net loss of $11,221,000, or $2.08 per share a year ago. The net loss per common share was $0.34 for the first nine months of 1993 before giving consideration to the cumulative effect of a change in accounting of $9.4 million net of taxes, equal to $1.74 per share, to reflect post- retirement benefits other than pensions. Earnings per share calculations were based on a weighted average of 5.5 million shares outstanding for the first nine months of 1994, and 5.4 million shares for the like period in 1993.


Liquidity and Capital Resources
- - -------------------------------

The Company's cash and cash equivalents decreased $1.4 million from December 31, 1993 to $7.9 million at September 24, 1994.

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

The Company has received a commitment from the bank holding its ESOT obligation to restructure the agreement to waive and or amend the covenants with which the Company was non-compliant and for the Company to provide security. In addition, the bank will provide the Company with a $5 million line of credit. Both obligations will be secured under terms of the formal agreements which are expected to be signed in the next month. Additionally, the Company has terminated its $15 million revolving credit agreement with a bank syndicate. There were no borrowings under this agreement as of September 24, 1994.

Capital expenditures in the first nine months of 1994 amounted to $1.8 million. The total expenditure for 1994 is expected to be less than the amount spent in 1993.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends to preserve cash and to facilitate funding of the Company's strategic business plan.

As explained in the Company's 1993 Annual Report, the Company is involved in an environmental matter for which management believes it is probable that it will recover all costs it incurs. The liability of the Company at September 24, 1994 associated with this matter is $6,548,000 and the total expected recovery of all costs is $9,728,000. Both items are reflected in the accompanying Balance Sheet. Approximately $4.4 million of the recovery is expected to be received before the end of 1994 based upon a recently executed settlement agreement with certain potentially responsible parties. Approximately $3.2 million of costs have been incurred to date.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog
- - -------

The backlog of unfilled orders at September 24, 1994 stood at $77.7 million compared with $83.8 million at September 25, 1993 and $89.2 million at December 31, 1993. The reduced backlog reflects the overall decline in military spending. In order to offset these declines the Company is emphasizing its strategy of diversifying into commercial markets.

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

4(g) - Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(c) above. Incorporated by reference to Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1993.

4(h) - Amendment No. 7 to the Guarantee Agreement referred to in Exhibit 4(c) above, effective March 3, 1994. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

27 - Financial Data Schedule

Item 6(b) Form 8-K Reports

No current reports on Form 8-K were filed by the Registrant during the fiscal quarter for which this report is filed.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           EDO Corporation
                                           (Registrant)



                                       by: M. J. Hegarty
                                           Vice President
                                           Finance and Treasurer
                                           (Principal Financial Officer)





Dated: November 7, 1994

                                EXHIBIT INDEX


                         27.  Financial Data Schedule