Form 10-K405
EDO CORP
filed 1995-03-24
CIK 31617

-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1994                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
      New York                                           11-0707740

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [X]        No [ ]


Indicate by check mark if disclosure by delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this form.   [X]

State  the  aggregate  market  value  of  the  voting  stock  held  by non-affiliates  of  the  Registrant  as  of March 7, 1995 ......... $16,433,640

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 7, 1995 ................................. 5,643,937

                      Documents Incorporated by Reference

Portions of the Definitive Proxy Statement of the Registrant, dated March 24, 1995, are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                               Table of Contents

Part I......................................................................  1
 Item 1. Business...........................................................  1
  Defense and Space Systems.................................................  1
   Marine and Aircraft Systems..............................................  1
    Aircraft Stores Suspension and Ejection Systems.........................  1
    Airborne Mine Countermeasures Systems...................................  1
   Combat Systems...........................................................  2
    Antisubmarine Warfare Sonar.............................................  2
    Command and Control Systems.............................................  2
   Electro-Optics Systems...................................................  2
    Spaceflight Systems.....................................................  2
    Infrared Instrumentation................................................  2
  Industrial Products.......................................................  2
   Acoustic Products........................................................  2
   Ceramics.................................................................  3
   Fiber Science............................................................  3
   EDO Energy...............................................................  3
   EDO Sports...............................................................  3
  Research and Development..................................................  3
  Marketing and International Sales.........................................  4
  Backlog...................................................................  4
  Government Contracts......................................................  4
  Competition and Other Factors.............................................  5
  Employees.................................................................  5
  Executive Officers of the Registrant......................................  5
 Item 2. Properties.........................................................  5
 Item 3. Legal Proceedings..................................................  6
 Item 4. Submission of Matters to a Vote of Security Holders................  6
Part II.....................................................................  6
 Item 5. Market for Registrant's Common
         Equity and Related Stockholder Matters.............................  6
 Item 6. Selected Financial Data............................................  6
 Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  6
 Item 8. Financial Statements and Supplementary Data........................  6
 Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................  6
Part III....................................................................  6
 Item 10. Directors and Executive Officers of the Registrant................  6
 Item 11. Executive Compensation............................................  6
 Item 12. Security Ownership of Certain
          Beneficial Owners and Management..................................  6
 Item 13. Certain Relationships and Related Transactions....................  6
Part IV.....................................................................  6
 Item 14. Exhibits, Financial Statement
          Schedules, and Reports on Form 8-K................................  6
  (a) Financial Statements and Financial
      Statement Schedules and Exhibits......................................  6
       1. Financial Statements..............................................  6
       2. Financial Statement Schedules.....................................  7
       3. Exhibits..........................................................  7
  (b) Reports on Form 8-K...................................................  8
Signatures..................................................................  8
Selected Financial Data.....................................................  9
Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................... 10
Consolidated Statements of Operations....................................... 13
Consolidated Balance Sheets................................................. 14
Consolidated Statements of Shareholders' Equity............................. 15
Consolidated Statements of Cash Flows....................................... 16
Notes to Consolidated Financial Statements.................................. 17
Independent Auditors' Report................................................ 25

                                    PART I

ITEM 1. BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived. In the early days of modern aviation, the Company pioneered in the development of seaplane floats.

Principally a designer and manufacturer of advanced electronic, acoustic, aerodynamic and hydrodynamic systems for military applications and for marine and aviation markets, the Company has been pursuing the application of its sophisticated and diverse defense-related technologies to civilian and commercial markets with particular emphasis on the natural gas vehicle equipment marketplace.

The Company organizes its business into two segments: Defense and Space Systems; and Industrial Products. A description of the principal products of the Company within the two industry segments is set forth below. During 1993 and 1994, the Company adopted and implemented a restructuring plan which consisted of the discontinuance of the Company's defense business in Canada, the relocation of some United States production from New York to less costly locations, the related disposition of non-productive assets (principally land and buildings), and work force reductions. Additionally, information about the Company's restructuring plan is contained on page 10 and Note 2 on page 18 of this Report. Certain business segment information on the Company's operations is set forth under Note 18 on pages 24 and 25 of this Report.

                           DEFENSE AND SPACE SYSTEMS

The Company's defense and space operations, which accounted for 62%, 69% and 74% of sales for 1994, 1993 and 1992, respectively, are conducted by three separate business units which comprise the division. These business units are Marine and Aircraft Systems located in College Point, New York, Combat Systems located in Chesapeake, Virginia, and Electro-Optics located in Shelton, Connecticut. In 1994 all sonar related business was transferred from the Marine and Aircraft unit to the Combat Systems unit. As a result, the Marine and Aircraft unit in New York is now dedicated to mechanical and structural products and the military electronics and computer software business is conducted at the Combat Systems operation in Virginia.

Marine and Aircraft Systems

The Marine and Aircraft business unit designs, develops and manufactures sophisticated mechanical, electromechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the business unit provides logistics support for its products following initial hardware deliveries including spare and repair parts, training and technical services. The revenue from these support functions are a significant portion of sales. The major products of the Marine and Aircraft business unit are Aircraft Stores Suspension and Ejection Systems and Airborne Mine Countermeasure Systems.

Aircraft Stores Suspension and Ejection Systems.

The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms (JRM) for the U.S. Navy F-14 aircraft. In 1994 the Company continued production of BRUs for the F-15E under a new order received at the end of 1993, provided spare parts support for Tornado ERUs previously produced, completed a production order of several JRMs and completed development of a new BRU for an international customer. In addition, the Company continued its efforts on the development of a new modified missile launcher for the F-14, a technology program for the U.S. Air Force for a dual mode launcher and the development of the Advanced Medium Range Air To Air Missile (AMRAAM) missile launcher for the F-22 Advanced Tactical Fighter. Funded development for this missile launcher, which employs new internal carriage technology, is expected to continue throughout 1995. For 1994, 1993 and 1992, respectively, sales of aircraft stores suspension and ejection systems represented 18%, 12%, and 11% of consolidated net sales.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. In 1994, the Company completed development of a funded upgrade to the MK 105. The upgraded system was delivered to the U.S. Navy for testing and evaluation. These tests are scheduled for completion in the first half of 1995. It is anticipated that a production contract will be received sometime after completion of the evaluation. In 1994, the Company began work on a new U.S. Navy funded contract to develop a lightweight self contained helicopter towed magnetic sweep for shallow water applications. This development will continue throughout 1995.

In addition, the Company continued to provide logistic support for MK 105 systems previously provided to both the U.S. Navy and an international customer. For 1994, 1993 and 1992, respectively, sales of airborne mine countermeasures systems represented 12%, 13% and 13% of consolidated net sales.

Combat Systems

The Combat Systems business unit designs, develops and produces antisubmarine warfare (ASW) sonar systems and command, control and communications systems. In addition, the business unit provides logistics support consisting of spare and repair parts, training and technical services for its products.

Antisubmarine Warfare Sonar

The Company has been a supplier of ASW sonar systems for more than forty years. In 1994 this business was transferred from the New York business unit to the business unit in Virginia. In 1994, efforts continued on the development and production of a surface ship sonar system for an international customer and on a new passive/active sonar system variation of the AN/SQR -18 for the U.S. Navy. In addition, logistics support was provided for several sonars previously delivered. The international sonar program is scheduled for completion in 1995. For 1994, 1993 and 1992, respectively, sales of sonar systems represented 10%, 15% and 18% of consolidated net sales.

Command and Control Systems

This business designs, develops and produces digital data links and command and control systems primarily for military use, both domestically and internationally. In 1994 Combat Systems successfully delivered a new data link to an international customer, was awarded a new contract for a command and control system for the U.S. Air Force, continued development on a tactical display for the AN/SQR-18 passive/active sonar system and, in cooperation with the Marine & Aircraft business unit, developed, delivered and demonstrated a new mobile command, control and communications center for the U.S. Navy's Airborne Mine Countermeasures squadrons. These programs are continuing efforts and are funded into 1995.

Electro-Optics Systems

The Electro-Optics business unit designs, develops and produces products and systems for satellites and microthermal instruments for use in the semiconductor industry.

Spaceflight Systems

This business designs and manufactures electro-optical products for space. The primary products are infrared earth sensors which are used to provide satellites with information relative to stabilization and orbit position. In 1994, Electro-Optics conducted funded programs to provide earth sensor assemblies for Hughes communication satellites, the U.S. Air Force Global Positioning Satellite System, Orbital Science's ORBCOM digital data transmission system and NASA's Tropical Rainfall Measurement System. In addition, Electro-Optics continued development of an earth sensor assembly for the Motorola/Lockheed Iridium (TM) communication satellite constellation and was awarded an advance contract to begin work for the Loral/DASA Globalstar
(TM) communication satellite. For 1994, 1993 and 1992, respectively, sales of spaceflight systems represented 8%, 13% and 14% of consolidated net sales.

Infrared Instrumentation

Electro-Optics manufactures a line of imaging instruments for design and quality analysis of semiconductors. In 1994, this business brought to market the Infrascope (TM), the only "true temperature" infrared imaging microscope available.

                              INDUSTRIAL PRODUCTS

In 1994, the business units which are primarily related to non-military markets were reorganized into one division, the Industrial Products Division. Now included in the division are Acoustic Products, Ceramics, Fiber Science, and the two energy related operations EDO Canada and EDO ANGI. The Acoustic Products business unit, located in Salt Lake City, supplies all the other Industrial Products Division business units with support services as required. EDO Sports, a business unit dedicated to the production of composite sporting products, was discontinued in late 1994. This division accounted for 38%, 31% and 26% of sales for 1994, 1993 and 1992, respectively.

Acoustic Products

The Acoustic Products business unit concentrates on industrial/commercial applications of underwater acoustic technology. Standard lines are focused on the precision measurement of velocity of objects in water or fluid streams. The Company has invested substantially in recent years in this technology. Most undersea vehicles, both military and commercial, now carry the Company's velocity measurement instruments.

The Company is currently testing a new instrument product line, a precision Current Profiler, which will be used by the environmental sciences industry to map ocean and river currents. It is being developed in a joint program with a major European company and will be introduced to the market in late 1995. Military transducer design and production also continues to be done at the Acoustic Products business unit which provides all of the Company's commercial transducers as well.

The Acoustic Products unit is developing products for the active noise and vibration control marketplace. This new initiative, started in 1993, is intended to apply the Company's expertise in piezoceramic materials and transducers to the problems of noise and vibration reduction emanating from industrial machinery. The Company is currently performing on a large government funded program for vibration reduction in precision machine tools, specifically grinders.

Ceramics

The Division's Ceramics business unit, located in Salt Lake City, is one of North America's largest manufacturers of piezoceramics components. Piezoceramic elements convert acoustic to electrical energy and form the basis of many industrial and commercial products ranging from military underwater sonars to ink jet printers. This operation has now converted its production operations from its military orientation of the mid 80's to its current position of a leading supplier to the industrial market. The Company has invested significantly over the last three years to automate and improve its production process.

Fiber Science

In 1994, the Company decided to focus its Fiber Science business unit on the development and production of its traditional composite water and waste tanks for the commercial aviation market. This resulted in a concentrated technical and marketing effort which yielded long term production contracts from Boeing and Airbus plus the Company's first conformal water tank for a Canadair regional aircraft. This new product line provides Fiber Science an entree into a new and potentially larger, worldwide market for regional aircraft.

While concentration on water and waste tanks is the primary mission of Fiber Science, the Company continues to pursue programs in new expanding commercial markets. This has resulted in receipt of a $4.5 million contract to provide composite blades for wind powered electrical generating turbines. The blades will be used in a new wind farm located in Texas.

EDO Energy

The Company's thrust into energy markets relates to the use of natural gas as an alternative vehicle fuel. EDO Energy has been formed to focus the Company's efforts and coordinate the marketing of its two energy related operations: EDO (Canada) Ltd. and EDO ANGI. The Company is approaching the market from several directions: EDO Energy provides complete turnkey integrated natural gas vehicle
(NGV) conversion systems to large commercial fleets; EDO ANGI supplies complete natural gas refueling stations and engine conversion systems; and EDO Canada designs and manufactures the LiteRider, a composite, lightweight, all-plastic pressure tank for natural gas.

EDO Energy continues to pursue the conversion of large taxi fleets to natural gas. The Company anticipates a demonstration program to convert twenty-five New York City taxis to natural gas in 1995. In addition, the Company is part of a team that will convert taxis in the city of Dallas, TX. This team will perform crash tests and conversion kit certification to the stringent California Air Resources Board emissions standard, a prerequisite to large volume conversions.

EDO Canada is dedicated to the production of all composite, plastic NGV fuel tanks. Using basic technology transferred under license from the Company's Fiber Science business unit, EDO Canada developed and is now producing what the Company believes to be the safest and lightest NGV fuel tank on the market, the EDO LiteRider. The LiteRider has received significant acceptance in the marketplace, especially in applications where weight is a premium. The natural gas transit bus market is an application where the Company has made substantial sales.

EDO Sports

EDO Sports was dedicated to the design and production of composite products for the golf and bicycle marketplace. Due to excessively high development and market introduction costs, the Company discontinued this operation in late 1994.

                           RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 115 employees in the fields of acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop technology for new products or to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs in the Defense and Space Systems segment. Major customer-sponsored research and development programs include: continued development of improvements to the AN/SQR-18A(V) TACTAS system; improvements to the MK-105 mine countermeasures system; development of a new surface ship sonar system; development of a combat integration system; development of new and improved stores launchers; and development of a new earth sensor for satellites.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding. During 1993, expenditures for customer-sponsored research and development was down 13% primarily as a result of less available funding consistent with the general decline in military spending. During 1994, expenditures for customer-sponsored re-search and development rose 30% over 1993 due primarily to increased funding in aircraft stores launching systems and satellite earth sensors.

Company-sponsored research and development has contributed to a number of advances in sonar systems, transducers, filament-wound structures, and compressed natural gas composite fuel cylinders.

Principal current research and development involves: image and signal processing and other improvements for sonars; improvements to minesweeping technology; continued development of satellite-based sensors; and composite fuel cylinders and refueling equipment for the compressed natural gas vehicle market.

The following table sets forth research and development expenditures for the periods presented.

                                        Year Ended December 31,
                                        1994     1993     1992
                                            (in thousands)
                                      -------------------------
             Customer-sponsored       $18,400  $14,100  $16,100
             Company-sponsord           3,200    6,000    5,300
                                      -------  -------  -------
             Total                    $21,600  $20,100  $21,400
                                      =======  =======  =======



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

The Company sells products in its Defense and Space Systems segment as a prime contractor and through subcontracts with other military prime contractors. In addition to military sales to the U.S. Department of Defense, the Company also sells Defense and Space Systems segment equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

Products within the Industrial Products segment are sold in industrial and commercial markets. In foreign markets, piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives. The Company's NGV products are generally sold through independent distributors, dealers, and original equipment manufacturers. The Company's EDO Energy subsidiary provides marketing for integrated NGV programs.

It is the Company's policy to denominate all foreign contracts from its U.S. operations in U.S. dollars and generally to incur no significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts. The Company's only significant asset outside the United States is its majority-owned subsidiary, EDO (Canada) Limited, which represents approximately 4% of the Company's total consolidated assets.

                                    BACKLOG

A significant portion of the Company's sales are made to the U.S. armed services and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these government contracts. As of December 31, 1994, the Company's total backlog was approximately $79.6 million, as compared with $89.2 million on December 31, 1993. Of the total backlog as of December 31, 1994, approximately 74% was scheduled for delivery in 1995. Total backlog as of December 31, 1994, divided between the Company's two industry segments, was Defense and Space Systems, $52.4 million, and Industrial Products, $27.2 million, as compared, respectively, with $69.7 million and $19.5 million as of December 31, 1993.

                             GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 53% of the Company's 1994 net sales compared with 56% in 1993 and 60% in 1992, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

The Company's contracts with the Department of Defense consist of fixed price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require the Company to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment is made in the Company's fee based on attainment of scheduling, cost, quality or other goals. The distribution of the Company's government contracts among the categories of contracts referred to above varies from time to time, although in recent years only a small percentage of the Company's contracts have been on a cost-reimbursable basis.

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

                                   EMPLOYEES

As of December 31, 1994, the Company employed 843 persons.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Name               Age  Position and Term of Office
-------------------------------------------------------------------------------
Robert M. Hanisee   56  Chairman of the Board since December 1994 and Director since 1992.

Frank A. Fariello   60  President since 1993 and Chief Executive Officer since
                        August 1994. Executive Vice President from 1989 to
                        1993, and Director since 1982.

William J. Frost    53  Vice President, Administration since April 1994.

Marvin D. Genzer    54  Vice President since 1990, General Counsel since 1988, and Assistant Secretary since 1987.

Michael J. Hegarty  55  Vice President-Finance since 1981, Treasurer since
                        1967, Secretary since 1985 and Director since 1982.

Each executive officer is appointed by the Board of Directors (the "Board"), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2. PROPERTIES

All operating properties are leased facilities, except for the College Point corporate headquarters and manufacturing facility. The Company's facilities are adequate for present purposes. Although all facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased or owned buildings, the Company is offering for sale a material portion of its College Point facility. The Company's obligations under the various leases are set forth in Note 16 on page 23 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.

                                                                  Approximate
                                                                  Floor Area
                                    Location                      (in sq. ft.)
------------------------------------------------------------------------------
Defense and Space Systems:
  Marine and Aircraft               College Point, NY             320,000
  Combat Systems                    Chesapeake, VA                 17,000
  Electro-Optics                    Shelton, CT                    72,000

Industrial Products:
  Acoustic Products and Ceramics    Salt Lake City, UT            117,000
  Fiber Science                     Salt Lake City, UT            105,000
  EDO (Canada) Limited              Calgary, Alberta, Canada       65,000
  EDO ANGI                          Milton, WI                     31,000

ITEM 3. LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10, 11 and 12, and in Note 17 on page 24 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" and "Dividends" on page 12, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" table on page 15 and Notes 9 and 10 on page 19 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 9 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10, 11 and 12 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG Peat Marwick LLP and the unaudited "Quarterly Financial Information" are set forth on pages 13 through 26 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under "Election of Directors" on pages 1 through 3 of the Company's Proxy Statement dated March 24, 1995, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" on pages 5 through 8 of the Company's Proxy Statement dated March 24, 1995, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth on pages 4 and 9 of the Company's Proxy Statement dated March 24, 1995, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992, together with the report thereon of

KPMG Peat Marwick LLP, independent auditors, dated March 3, 1995, appear on pages 13 through 26 of this Report.

2. Financial Statement Schedules.

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

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988.

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(a) Indenture dated December 1, 1986 between Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New
York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to
Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 1992.

4(g) Amendment No. 7 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 3, 1994. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(h) Amendment No. 8 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective February 10, 1995.

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

10(d)* EDO Corporation 1983 Long-Term Incentive Plan as amended through July 22, 1988. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(e)* EDO Corporation 1988 Long-Term Incentive Plan as amended through July 22, 1988. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and three employees.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and thirty-one employees and retirees.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and fifteen current Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in
Item 14(a)1 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EDO CORPORATION (Registrant)

                                               By: Michael J. Hegarty
                                                   -------------------
Dated: March 24, 1995                              Michael J. Hegarty
                                                   Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 24, 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title

Michael J. Hegarty         Vice President-Finance,
(Michael J. Hegarty)         Secretary, Treasurer
                             and Director
Robert M. Hanisee          Chairman of the Board
Frank A. Fariello          President, Chief Executive
                             Officer and Director
William J. Frost           Vice President,
                             Administration
Marvin D.                  Genzer Vice President,
                             General Counsel and
                             Assistant Secretary
Kenneth A. Paladino        Controller                  By: Michael J. Hegarty
Robert E. Allen            Director                        -------------------
Robert Alvine              Director                        Michael J. Hegarty
Mellon C. Baird            Director                         Attorney-in-Fact
George M. Ball             Director
Alfred Brittain III        Director
Joseph F. Engelberger      Director
John H. Meyn               Director
Richard Rachals            Director
William R. Ryan            Director

Selected Financial Data
EDO CORPORATION AND SUBSIDIARIES
(Not covered by Independent Auditors' Report)
-------------------------------------------------------------------------------
                                  1994      1993      1992      1991      1990
                                    (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Summary of Operations
Net sales:
 Defense and Space
 Systems                 $ 56,568      71,944       92,964   109,074   110,608
 Industrial Products       34,034      32,194       32,807    36,619    28,140
-------------------------------------------------------------------------------
                         $ 90,602     104,138      125,771   145,693   138,748
-------------------------------------------------------------------------------
Operating earnings
 (loss):
 Defense and Space
 Systems                 $ (6,546)a    (6,908)a     12,140    12,020     9,806
 Industrial Products      (14,139)b       460        2,499    (2,716)    1,524
-------------------------------------------------------------------------------
                          (20,685)     (6,448)      14,639     9,304    11,330
Net interest expense       (2,109)     (2,201)      (2,504)   (2,404)   (2,087)
General corporate
 expense                   (4,711)     (4,146)      (4,281)   (3,785)   (4,240)
Other income
 (expense), net               335      (1,390)        (443)     (585)      (58)
-------------------------------------------------------------------------------
Earnings (loss) before
 Federal and foreign
 income taxes,
 cumulative effect of
 accounting change,
 minority interest and
 extraordinary gain       (27,170)    (14,185)       7,411     2,530     4,945
Provision (benefit) for
 Federal and foreign
 income taxes              (3,800)     (4,901)       1,684       458       947
-------------------------------------------------------------------------------
Net Earnings (loss)
 before cumulative
 effect of accounting
 change, minority
 interest and
 extraordinary gain       (23,370)     (9,284)       5,727     2,072     3,998
-------------------------------------------------------------------------------
Net Earnings (loss)       (22,556)a,b (16,348)a,c    5,677     1,809     5,400
Dividends on Preferred
 Shares                     1,333       1,406        1,455     1,495     1,528
-------------------------------------------------------------------------------
Net Earnings (loss)
 available for common
 shares                  $(23,889)a,b (17,754)a,c    4,222       314     3,872
-------------------------------------------------------------------------------
Per Common Share Data
-------------------------------------------------------------------------------
Primary net earnings
 (loss)                  $  (4.30)a,b   (3.28)a,c     0.78      0.05      0.44
Fully diluted
 net earnings            $     --          --         0.69        --      0.42
Average number of
 shares
 outstanding-primary        5,551       5,415        5,389     5,298     5,355
Cash dividends per
common share             $   0.14        0.28         0.28      0.28      0.28
Shareholders' equity     $   1.54        5.89         9.41      9.12      9.23

Other Information
Working capital          $ 31,150      41,065       52,022    47,468    47,897
Depreciation             $  6,047       6,451        6,460     6,196     5,869
Plant and equipment
 expenditures            $  2,411       4,517        4,566     5,609     9,489
Total assets             $102,077     123,405      133,348   137,098   140,126
Long-term debt           $ 29,317      29,317       30,544    30,577    30,808
ESOT loan obligation     $ 14,007      15,045       16,005    16,895    17,718
Shareholders' equity     $ 10,750      34,286       52,369    50,032    50,015
Backlog of unfilled
 orders                  $ 79,569      89,203       94,200   116,279   162,926

a Includes restructuring charges of $1,127 and $9,800 in 1994 and 1993, respectively, relating to the discontinuance, relocation and downsizing of certain operations.

b Includes a $5,400 write off of a receivable established in anticipation of the recovery of remediation costs related to a superfund site.

c Includes the cumulative effect of change in accounting for postretirement benefits of $9,400 or $1.74 per share on primary net earnings.

Management's Discussion and Analysis of
 Financial Condition and Result of Operations

Business Environment

In 1994 the Company continued to experience a decline in its defense business base and, while never certain, this rate of decline is not expected to continue. In addition, revenues from the Company's energy related businesses have not developed as anticipated. The combined effect was a decrease in Company revenues of $13.5 million, or 13%. As a result of this decline, and to reduce operating costs and enhance the Company's ability to return to profitability in the future, the Company consolidated its four operating divisions into two; the Defense and Space Systems Division and the Industrial Products Division.

In addition to consolidating organizational structure, the Company has continued to expand its commercial business, principally in the Industrial Products segment where revenues from energy related businesses increased to $9.3 million from $1.2 million in 1993. While the Company had been pursuing a strategy of increased spending on Company sponsored research and development, it has not achieved the desired results. As a result, the Company reduced its 1994 research and development expenditures by $2.8 million from the $6.0 million in 1993, by suspending or discontinuing certain less promising initiatives. This included the discontinuance of the sports initiative.

Results of Operations - 1994 Compared to 1993

Sales for 1994 were $90.6 million, which represents a decline of 13% when compared with sales of $104.1 million in 1993. Sales in the Defense and Space Systems segment decreased 21% to $56.6 million due primarily to continuing reductions in military spending in general and decreases in space product sales. Sales in the Industrial Products segment increased by 6% to $34.0 million where increases in energy product sales, which include revenues of EDO ANGI which was acquired in December 1993, were partially offset by decreases in piezo ceramic and acoustic system sales.

A loss from operations (before general corporate expense allocations) of $20.7 million was recorded in 1994 as compared to a loss of $6.4 million in 1993. Included in 1994 results in the Industrial Products segment is the write off of a receivable of $5.4 million established in anticipation of the recovery of remediation costs related to a superfund site as explained in Note 17. Also included in 1994 and 1993 operating results are restructuring charges of $1.1 and $9.8 million, respectively, which are more fully explained in Note 2 to the Consolidated Financial Statements.

In addition to the changes mentioned above, the 1994 operating results include $12.3 million of charges as follows: $2.9 million related principally to the write down of non-productive assets; $2.2 million of inventory write-downs; $4.9 million for reserves against various receivables deemed uncollectible; and $2.3 million for the discontinuance of commercial product initiatives, principally EDO Sports. In addition, a significant portion of the remaining operating loss the Company incurred was due to unabsorbed overhead as a result of lower than expected revenue combined with cost overruns on certain fixed price development programs, principally in the satellite systems unit. These losses should not recur since the major technical hurdles associated with these development programs have substantially been overcome and revenue levels in this unit are expected to improve. Start up costs in the energy business units further contributed to the overall operating loss. Future operating results of the energy business units will continue to be affected by the length of time it takes for markets to further develop for the Company's products.

Excluding restructuring charges the results of operations of the Defense and Space Systems segment are a $5.5 million loss in 1994 as compared to earnings of $2.9 million in 1993. The 1994 loss is primarily due to lower sales volumes, write-downs of non-productive assets, inventory write-downs and cost overruns on fixed price development programs. Excluding the write off of the remediation receivable, the Industrial Products segment recorded an operating loss of $8.7 million compared to an operating profit of $0.5 million in 1993. This loss was primarily due to lower sales volumes, consolidation of facilities and write-offs of fixed assets, as well as reserves for accounts receivable, the discontinuance of EDO Sports and continuing start up costs in the energy business units.

Selling, general and administrative expenses increased to $18.7 million (excluding a $3.6 million reserve on a foreign receivable) from $17.2 million in 1993 principally due to expenses at EDO ANGI which was acquired in December 1993. Company sponsored research and development expenditures decreased 47% to $3.2 million primarily as a result of a more selective approach to development programs. While reductions occurred in both segments, they were due primarily to reductions in the Industrial Products segment in sports, fiber reinforced composites and acoustic systems. Customer sponsored research and development included in cost of sales, which occurs primarily in the Defense and Space Systems segment, increased $4.3 million to $18.4 million primarily in the satellite systems business.

Interest expense, net of interest income, decreased $0.1 million from $2.2 million in 1993. Interest expense primarily represents the interest paid on the 7% Convertible Subordinated Debentures due 2011. Included in "Other, net" is a gain on the sale of a building.

Income tax benefits associated with the Company's loss for the year 1994 have been provided to the extent of available refunds. Benefits relating to the remaining carry

Management's Discussion and Analysis of
 Financial Condition and Result of Operations

over net operating losses will be recorded in 1995 to the extent realized. See
Note 11 for a discussion of the current year's tax benefit.

The net loss, before the cumulative effect of accounting change and minority interest, in 1994 of $23.4 million compares to a net loss in 1993 of $9.3 million. The primary net loss per share before the cumulative effect of the accounting change was $4.30 as compared to a net loss of $1.54 in 1993. Primary earnings per share calculations were based on a weighted average of 5.5 million and 5.4 million shares outstanding in 1994 and 1993 respectively.

The Company's 1994 year end backlog was $79.6 million compared to $89.2 million at the end of 1993. The reduction reflects an overall decline in military spending which has been partially offset by an increase in backlog orders for energy related products. In order to offset these continuing declines in military business, the Company continues to emphasize a strategy of preserving liquidity and solidifying our core business while expanding into new commercial markets at an appropriate pace.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $8.8 million to $18.1 million at December 31, 1994. The increase was primarily attributable to reductions in accounts receivable and inventory as a result of efforts to improve the Company's liquidity and also as a result of funds received from a settlement with certain parties relating to the environmental matter described below.

The Company has an ESOT loan obligation that is currently $14.0 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has acquired $5.7 million of such debentures through December 31, 1994 at prevailing market prices. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in 1996.

In February 1995, the Company renegotiated its ESOT obligation agreement to waive and or amend the covenants with which the Company was non-compliant at December 31, 1994, extend the effective date of the option to cancel or refinance the obligation to April 1, 1996, and secure the debt with its accounts receivable inventory, machinery and equipment. In addition, the bank will provide the Company a $5 million secured line of credit.

Capital expenditures in 1994 amounted to $2.4 million. During 1994, the Company wrote off $1.7 million of non-productive fixed assets.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

As explained in Note 17, the Company is involved in an environmental matter for which management believes it should recover all remediation costs it incurs. However, as a result of a recent, unfavorable, partial ruling regarding the Company's claim against its insurance carrier, management has decided to write off a previously established receivable of $5.4 million. The liability of the Company at December 31, 1994 associated with this matter is $6.8 million. The majority of such costs will be expended over the next two years.

As described in Note 15, the Company modified its post retirement health care benefit plan in 1995, has an unrecognized net gain from 1994, and has adjusted the discount rate used to calculate the obligation. The effect of these changes will be to reduce its post retirement liability in the future by approximately $8.0 million.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Results of Operations - 1993 Compared to 1992

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," in the first quarter of 1993. This resulted in a onetime noncash charge of $13.4 million before income tax credits ($9.4 million after income tax credits, or $1.74 per common share). This charge includes the expensing of the transition obligation and is classified separately as a cumulative effect of accounting change. See Note 15 to the 1993 Consolidated Financial Statements for more information. The discussion that follows excludes the effect of this adoption when comparing results of 1993 to 1992.

On December 2, 1993, the Company acquired substantially all the assets and certain liabilities of ANGI through its newly formed wholly-owned subsidiary, EDO Automotive Natural Gas, Inc. (EDO ANGI). The results of operations of EDO ANGI, which had a minimal impact on the Company's consolidated operating results, are included from the date of acquisition (mentioned above and in Note 3 to the 1993 Consolidated Financial Statements).

Sales for 1993 were $104.1 million, which represents a decline of 17% when compared with sales of $125.8 million in 1992. Sales in the Defense and Space Systems segment decreased 23%, to $71.9 million, due primarily to continuing reductions in military spending in general, the slippage in U.S. Government contract awards due to changing Administration priorities particularly in sonar, decreases in satellite-system product sales, and the impact of the completion of a Canadian military fuel tank contract in early 1993. Sales in the Industrial Products segment decreased by

Management's Discussion and Analysis of
 Financial Condition and Result of Operations

2%, to $32.2 million, where decreases in piezo ceramic sales were partially offset by an increase in fiber-reinforced composites, acoustic instruments, and the results of EDO ANGI from the date of purchase.

A loss from operations (before general corporate expense allocations) of $6.4 million was recorded in 1993 as compared to earnings of $14.6 million in 1992. Included in 1993 operating results is a restructuring charge of $9.8 million that is mentioned above and more fully explained in Note 2, and a litigation settlement of $1.2 million explained in Note 17. Excluding these charges, operating earnings in the Defense and Space Systems segment decreased to $4.1 million in 1993 from $12.1 million in 1992 due primarily to lower sales volume and reduced margins partially offset by aggressive cost management. The Industrial Products segment decreased to $0.5 million in 1993 from $2.5 million in 1992 principally due to increased R&D efforts and startup costs in the Company's sports and energy businesses, partially offset by a $2.2 million contract recovery in the fiber reinforced components business.

Selling, general and administrative expenses decreased to $17.2 million from $18.5 million in 1992 due to cost reductions made as sales continued to decline in 1993. This reduction was partially offset by an increase in the Industrial Products segment as a result of higher expenditures on new business initiatives. Company-sponsored research-and-development expenditures increased 14%, to $6.0 million. The increase results from higher expenditures for new commercial products in the Industrial Products segment, where the increase was partially offset by a reduction in the Defense and Space Systems segment. Customer-sponsored research and development expenditures, which occur primarily in the Defense and Space Systems segment, declined $2.0 million, to $14.1 million consistent with the general decline in military spending.

Interest expense, net of interest income, decreased to $2.2 million from $2.5 million in 1992. Interest expense primarily represents the interest paid on the 7% Convertible Subordinated Debentures Due 2011.

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," in the first quarter of 1993, which did not result in a cumulative effect adjustment. The effect of adoption on earnings is that the tax benefit associated with the dividends paid on unallocated preferred shares is now credited directly to shareholders' equity and not as a reduction of the Federal income tax provision. In 1993 this represented approximately $0.3 million. See Note 11 for a discussion of this tax benefit.

The net loss, before the cumulative effect of accounting change and minority interest, in 1993 of $9.3 million compares to net earnings in 1992 of $5.7 million. The loss reflects, in addition to the items discussed above, a restructuring charge of $9.8 million, which is more fully explained in Note 2; a litigation settlement charge of $1.2 million, which is more fully explained in Note 17; and a $1.0 million charge to add to a general reserve for the Company's long-term investments, as explained in Note 1(g).

The primary net loss per share before the cumulative effect of the accounting change and extraordinary gain from early retirement of debt, was $1.54 as compared to net earnings of $0.78 in 1992. The pro forma combined effect of the three 1993 charges mentioned above amounts to $2.22 per share. Primary earnings per share calculations were based on a weighted average of 5.4 million shares outstanding in both 1993 and 1992.

The Company's 1993 year-end backlog was $89.2 million compared to $94.2 million in 1992. The reduction reflects the overall decline in military spending. In order to offset these continuing declines, the Company is continuing to emphasize its strategy of diversifying into commercial markets and at the same time restructuring its military business to provide the cash and earnings to continue to pursue new opportunities in its Industrial Products segment.

Common Share Prices

EDO common shares are traded on the New York Stock Exchange. As of February 9, 1995, there were 2,891 shareholders of record (brokers and nominees counted as one each).

The price range in 1994 and 1993 was as follows:

                                   1994              1993
                               HIGH     LOW      HIGH     LOW

                 1st Quarter  7-1/4    5-3/4    7-5/8    6
                 2nd Quarter  6-1/8    4-1/4    6-7/8    5
                 3rd Quarter  4-7/8    2-7/8    6        4-1/2
                 4th Quarter  4        3        7-1/2    5-1/8

Dividends

In the third quarter of 1994, the Board of Directors suspended cash dividends on its common shares. The Company had paid quarterly cash dividends since the fourth quarter of 1976. Payments of future dividends rests within the discretion of the Board of Directors and will be considered once sustained profitability and adequate cash flow are achieved. The Company's ESOT guarantee agreement presently limits the payment of cash dividends. See Note 10 of the Consolidated Financial Statements.

Consolidated Statement of Operations
EDO CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                Years Ended December 31
                                             1994        1993        1992
                                       (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Income
 Net sales                                $  90,602   $ 104,138   $ 125,771
 Other                                          380         556         395
-------------------------------------------------------------------------------
                                             90,982     104,694     126,166
-------------------------------------------------------------------------------
Costs and Expenses
 Cost of sales                               84,355      81,097      92,045
 Selling, general and administrative         22,291      17,181      18,477
 Research and development                     3,205       6,044       5,286
 Write off of environmental
  insurance receivable                        5,400           -           -
 Litigation settlement                            -       1,166           -
 Restructuring charges                        1,127       9,800           -
-------------------------------------------------------------------------------
                                            116,378     115,288     115,808
-------------------------------------------------------------------------------
Operating Earnings (Loss)                   (25,396)    (10,594)     10,358

Non-operating Income (Expense)
-------------------------------------------------------------------------------
 Interest income                                318         291         176
 Interest expense                            (2,427)     (2,492)     (2,680)
 Other, net                                     335      (1,390)       (443)
-------------------------------------------------------------------------------
                                             (1,774)     (3,591)     (2,947)
-------------------------------------------------------------------------------
Earnings (loss) before Federal and
 foreign income taxes, cumulative
 effect of accounting change and
 minority interest                          (27,170)    (14,185)      7,411
Provision (benefit) for Federal
 and foreign income taxes                    (3,800)     (4,901)      1,684
-------------------------------------------------------------------------------
Net Earnings (Loss) Before Cumulative
 Effect of Accounting Change and
 Minority Interest                          (23,370)     (9,284)      5,727
Minority interest                               814       2,336         (50)
Cumulative effect of change in
 accounting for postretirement
 health and other benefits
 (net of taxes of $3,958)                         -      (9,400)          -
-------------------------------------------------------------------------------
Net Earnings (Loss)                         (22,556)    (16,348)      5,677
Dividends on preferred shares                 1,333       1,406       1,455
-------------------------------------------------------------------------------
Net Earnings (Loss) Available
 for Common Shares                         $(23,889)   $(17,754)     $4,222

Earnings (Loss) Per Common Share:
 Primary:
  Net earnings (loss) before cumulative
   effect of change in accounting            $(4.30)     $(1.54)      $0.78
 Cumulative effect of change
  in accounting                                   -       (1.74)          -
-------------------------------------------------------------------------------
                                             $(4.30)     $(3.28)      $0.78
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Fully diluted net earnings per share were $0.69 for 1992 and the same amounts as primary for 1994 and 1993.

Consolidatede Balance Sheets
EDO CORPORATION AND SUBSIDARIES
-------------------------------------------------------------------------------
                                                         December 31
                                                     1994           1993
                                           (in thousands, except share amounts)
-------------------------------------------------------------------------------
Assets
 Current assets:
 Cash and cash equivalents                       $   18,076     $    9,284
 Recoverable Federal income taxes                     3,649          2,322
 Accounts receivable                                 24,175         38,283
 Inventories                                         11,607         18,155
 Prepayments                                          1,623          1,319
-------------------------------------------------------------------------------
            Total current assets                     59,130         69,363
-------------------------------------------------------------------------------
Property, plant and equipment, at cost               87,467         92,389
 Less accumulated depreciation and amortization      61,622         58,512
-------------------------------------------------------------------------------
 Net property, plant and equipment                   25,845         33,877
Cost in excess of fair value of net assets
 acquired, net                                       10,837         11,415
Deferred Federal and foreign income taxes                 -          1,011
Other assets                                          6,265          7,739
-------------------------------------------------------------------------------
                                                 $  102,077     $  123,405
-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities        $   23,502     $   21,019
 Contract advances and deposits                       4,478          7,279
-------------------------------------------------------------------------------
            Total current liabilities                27,980         28,298
-------------------------------------------------------------------------------
Long-term debt                                       29,317         29,317
ESOT loan obligation                                 14,007         15,045
Postretirement obligation                            13,465         13,492
Environmental obligation                              4,405              -
Minority interest                                     2,153          2,967

Shareholders' Equity
8% convertible preferred shares, par value
 $1 per share, authorized 500,000 shares
 (75,292 issued in 1994 and 80,056 in 1993)              75             80

Common shares, par value $1 per share,
 authorized 25,000,000 shares (8,453,902
 issued in both years)                                8,454          8,454
Additional paid-in capital                           39,330         41,784
Retained earnings                                    17,695         42,350
                                                     65,554         92,668
-------------------------------------------------------------------------------

Less: Treasury shares at cost (2,809,965 shares
       in 1994 and 2,982,853 shares in 1993)        (39,937)       (42,393)
      Translation adjustment                           (860)          (749)
      ESOT loan obligation                          (14,007)       (15,045)
      Deferral under Long-Term Incentive Plans            -           (195)
-------------------------------------------------------------------------------
            Total shareholders' equity               10,750         34,286
-------------------------------------------------------------------------------
                                                 $  102,077     $  123,405
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
EDO CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                               1994               1993               1992
                                              (in thousands)
                          AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT   SHARES
-------------------------------------------------------------------------------
Preferred Shares
 Balance at beginning
  of year               $    80       80   $    84       84   $    87       87
 Par value of shares
  converted                  (5)      (5)       (4)      (4)       (3)      (3)
-------------------------------------------------------------------------------
 Balance at end of
  year                       75       75        80       80        84       84
-------------------------------------------------------------------------------
Common Shares
-------------------------------------------------------------------------------
 Par value of shares
  issued                  8,454    8,454     8,454    8,454     8,454    8,454
-------------------------------------------------------------------------------
Additional paid-in
 capital
 Balance at beginning
  of year                41,784             43,366             45,056
 Exercise of stock
  options                    (5)                (9)                 -
 Shares (used)
  cancelled for
  Long-Term Incentive
  Plans                       6                 11               (735)
 Conversion of
  preferred shares
  to common shares       (2,455)            (1,584)              (955)
-------------------------------------------------------------------------------
 Balance at end of year  39,330             41,784             43,366
-------------------------------------------------------------------------------
Retained earnings
 Balance at beginning
  of year                42,350             61,274             58,560
 Net earnings (loss)    (22,556)           (16,348)             5,677
 Common stock dividends:
  $0.14 per share in
  1994 ($0.28 in 1993
  and 1992)                (766)            (1,514)            (1,508)
 Dividends on
  preferred shares       (1,333)            (1,406)            (1,455)
 Tax benefit associated
  with dividends paid
  on unallocated
  preferred shares            -                344                  -
-------------------------------------------------------------------------------
 Balance at end of year  17,695             42,350             61,274
-------------------------------------------------------------------------------
Treasury shares at cost
 Balance at beginning
  of year               (42,393)  (2,983)  (43,973)  (3,094)  (45,715)  (3,146)
 Shares used for
  exercise of stock
   options                    7                 14        1         -        -
 Purchase of
  treasury shares             -                  -        -      (555)    (106)
 Shares used
  (cancelled) for
  Long-Term Incentive
  Plans                     (11)      (1)      (22)      (2)    1,339       92
 Shares used for
  conversion of
  preferred shares        2,460      174     1,588      112       958       66
-------------------------------------------------------------------------------
 Balance at end of year (39,937)  (2,810)  (42,393)  (2,983)  (43,973)  (3,094)
-------------------------------------------------------------------------------
Translation adjustment
 Balance at beginning
  of year                  (749)              (428)               485
 Adjustment during
  the year                 (111)              (321)              (913)
-------------------------------------------------------------------------------
 Balance at end of year    (860)              (749)              (428)
-------------------------------------------------------------------------------
ESOT Loan Obligation
 Balance at beginning
  of year               (15,045)           (16,005)           (16,895)
 Repayments made
  during year             1,038                960                890
-------------------------------------------------------------------------------
 Balance at end of year (14,007)           (15,045)           (16,005)
-------------------------------------------------------------------------------
Deferral under
 Long-Term Incentive
 Plans
 Balance at beginning
  of year                  (195)              (403)                 -
 Shares used for
  Long-Term Incentive
  Plans                       5                 12               (604)
 Amortization of
  Long-Term Incentive
  Plan deferred expense     190                196                201
-------------------------------------------------------------------------------
 Balance at end of year       -               (195)              (403)
-------------------------------------------------------------------------------
Total Shareholders'
 Equity                 $10,750            $34,286            $52,369
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows
EDO CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
                                                  Years Ended December 31
                                               1994         1993         1992
                                                       (in thousands)
-------------------------------------------------------------------------------
Operating Activities:
 Net earnings (loss)                       $ (22,556)   $ (16,348)   $   5,677
 Adjustments to net earnings (loss) to
  arrive at cash provided by operations:
  Gain on sale of building                      (427)           -            -
  Write off of environmental insurance
   receivable                                  5,400            -            -
  Write off of nonproductive fixed assets      1,739            -            -
  Restructuring charge                         1,127        9,800            -
  Cumulative effect of change in
   accounting for postretirement benefits          -        9,400            -
  Depreciation and amortization                6,625        6,836        6,827
  Increase in recoverable and deferred
   income taxes                                 (316)      (9,578)         (13)
  Investments in technology companies              -        1,000          225
  Common shares issued for employee
   benefits                                      193          201          201
  Minority interest                             (814)      (2,336)          50
  Changes in:
   Accounts receivable                        14,108       11,072        3,614
   Inventories                                 6,548        3,840       (1,156)
   Prepayments, other assets and other            36          493         (387)
   Accounts payable and accrued
    liabilities                                1,356           79          276
   Contract advances and deposits             (2,801)         159        2,353
-------------------------------------------------------------------------------
Cash provided by operations                   10,218       14,618       17,667
Investing Activities:
 Purchase of property, plant and equipment    (2,411)      (4,517)      (4,566)
 Acquisition of ANGI, net of cash acquired         -          (44)           -
 Proceeds from sale of building                3,084            -            -
-------------------------------------------------------------------------------
Cash provided (used) by investing
 activities                                      673       (4,561)      (4,566)
Financing Activities:
 Payments of notes payable                         -       (1,189)      (8,000)
 Reduction of long-term debt                       -       (1,261)         (30)
 Purchase of treasury shares                       -            -         (555)
 Payment of common share cash dividends         (766)      (1,514)      (1,508)
 Payment of preferred share cash dividends    (1,333)      (1,406)      (1,455)
-------------------------------------------------------------------------------
Cash used by financing activities             (2,099)      (5,370)     (11,548)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents      8,792        4,687        1,553
Cash and cash equivalents at beginning
 of year                                       9,284        4,597        3,044
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year   $  18,076    $   9,284    $   4,597
-------------------------------------------------------------------------------
Supplemental disclosures:
 Cash paid for:
  Interest                                 $   2,198    $   2,243    $   2,508
  Income taxes                             $     297    $     608    $   1,718

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of EDO Corporation and all majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash Equivalents

The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(c) Revenue Recognition

Sales under long-term, fixed price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as progress billings or deliveries are made. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made.

(d) Inventory

Inventory under long-term contracts and programs reflects all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of the Company's defense contracts), less the portion of such costs charged to cost of sales. Inventory costs in excess of amounts recoverable under contracts are charged to cost of sales when they become known. All other inventory is stated at the lower of cost (principally first-in, first-out method) or market.

(e) Depreciation and Amortization

Depreciation and amortization of property, plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balance of $1,395,000 and $1,555,000 is included in other assets at December 31, 1994 and 1993, respectively.

(f) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition cost of Barnes Engineering Company over the fair value of net assets acquired of approximately $11 million ($7.9 million, net of accumulated amortization at December 31, 1994) is being amortized on a straight-line basis over thirty years. The excess of the total acquisition costs of ANGI over the fair value of net assets acquired of approximately $3 million ($2.9 million, net of accumulated amortization at December 31, 1994) is being amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future earnings from the related businesses.

(g) Long-Term Investments

The Company has minority positions in several small technology companies that it has been holding as long-term investments. These investments are carried in other assets at the lower of cost or net realizable value. During 1993, the Company charged other non-operating expense approximately $1,000,000 to reduce the carrying value of the Company's long-term investments based on the operating results and economic conditions affecting the business of these investments. At December 31, 1994 and 1993, the net carrying value of the long-term investments was $436,000.

(h) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(i) Earnings Per Share

Primary earnings per share amounts are determined by using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the year. Primary earnings per share amounts were based on 5,550,868, 5,415,046 and 5,388,818 shares outstanding for 1994, 1993 and 1992, respectively.

Fully diluted earnings per share are based on the assumption that the convertible debentures and preferred shares, in the periods in which such securities are dilutive, are converted into common shares and their related interest and dividends are added back to net earnings, net of applicable income taxes. In 1992, the convertible debentures were antidilutive. In 1993 and 1994 both the convertible debentures and preferred shares were antidilutive. Fully diluted earnings per share were based on 6,542,451 shares outstanding for 1992.

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

(2) Restructuring of Operations

During the fourth quarter of 1993, the Company adopted a restructuring plan to address the continuing worldwide decline in the defense and aerospace business, reduce costs and improve its competitiveness. This restructuring plan includes the discontinuance of the defense portion of its business in Canada, the relocation of some United States production from New York to less costly locations, the related disposition of nonproductive assets (principally land and buildings) and workforce reductions. The accompanying consolidated statements of operations reflect pretax charges of $1,127,000 and $9,800,000 for 1994 and 1993, respectively, relating to this plan, including approximately $5,200,000 in 1993 relating to a write-down of a major portion of its College Point production facility, which is the portion that has been placed for sale, and $3,620,000 in 1993 related to the discontinuance of the defense related business in the Canadian operations. The increase to the restructuring charge in 1994 principally resulted from a longer than anticipated holding period associated with the College Point production facility held for sale and severance costs.

As of December 31, 1994, included in accrued liabilities is approximately $2.4 million, primarily related to idle facility costs and real estate taxes associated with the facilities held for sale and severance costs. The restructuring expenditures to date were consistent in all material respects with the original charges taken.

(3) Automotive Natural Gas, Inc. (ANGI) Acquisition

During December 1993, the Company acquired substantially all the assets and certain liabilities of ANGI. ANGI manufactures and installs pumping stations for natural gas refueling and vehicle conversion kits to allow the use of natural gas as an alternative fuel source.

The purchase price was $68,000 plus the assumption of certain liabilities that were in excess of the value of assets acquired by approximately $2,600,000. Additional costs incurred as a result of the acquisition were approximately $422,000. The operating results for ANGI are included in the consolidated statements of operations from the purchase date. ANGI's results had a minimal impact on consolidated operating results for the year ended December 31, 1993.

The following unaudited pro-forma consolidated results of operations assume that the purchase occurred on January 1, 1992 and reflect the historical operations of the Company and ANGI adjusted for reduced interest income as a result of the use of cash to acquire ANGI and the amortization of goodwill.
          ---------------------------------------------------------
                                                    December 31
                                                 1993         1992
          ---------------------------------------------------------
          Net Sales                           $116,662     $140,625
          Net Earnings (loss) available
           for common shareholders             (19,076)       3,698
          ---------------------------------------------------------
          Earnings (loss) per share
           available for common shareholders    $(3.52)       $0.69
          ---------------------------------------------------------
(4) Canadian Subsidiary

EDO (Canada) Ltd. is approximately 40 percent owned by an agency of the Government of the Province of Alberta. The Company has an agreement with the Province of Alberta which provided for the purchase of nonconvertible, redeemable preferred shares. In 1990 and 1989, the Province of Alberta purchased $1,416,000 and $1,943,000 of such shares and the Company purchased $656,000 and $867,000, respectively. The preferred shares are to be redeemed on a pro-rata basis out of future earnings based on an agreed-upon formula. Through December 31, 1994, no shares have been redeemed. In 1993, the Company discontinued its defense business in Canada; however, it has continued its commercial business.

(5) Accounts Receivable

Accounts receivable included $9,821,000 and $14,496,000 at December 31, 1994 and 1993, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1994 will be billed and collected during 1995. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $10,629,000 at December 31, 1994, and $18,001,000 at December 31, 1993.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1994 and 1993:
                ----------------------------------------------
                                             1994        1993
                                              (in thousands)
                ----------------------------------------------
                Raw material and supplies  $ 5,671     $ 8,343
                Work-in-process              4,762       8,713
                Finished goods               1,174       1,099
                ----------------------------------------------
                                           $11,607     $18,155
                ----------------------------------------------
Work-in-process inventory includes $2,500,000 at December 31, 1993 applicable to long-term contracts.

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

(7) Property, Plant and Equipment

The Company's property, plant and equipment at December 31, 1994 and 1993, and their related useful lives are summarized as follows:
-------------------------------------------------------------------------------
                                          1994          1993        Range in
                                            (in thousands)            Years

-------------------------------------------------------------------------------
Land and land improvements             $  1,814      $  2,014        8 - 30
Buildings and building improvements      25,179        28,585        8 - 45
Machinery and equipment                  50,620        51,786        3 - 10
Leasehold improvements                    9,854        10,004     lease terms
-------------------------------------------------------------------------------
                                       $ 87,467      $ 92,389
-------------------------------------------------------------------------------
(8) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1994 and 1993:
         ------------------------------------------------------------
                                                  1994          1993
                                                    (in thousands)
         ------------------------------------------------------------
         Trade payables                          $6,930        $8,403
         Employee compensation and benefits       2,521         2,680
         Employee retirement plans                  220           186
         Taxes on income other than Federal
          and foreign income taxes                1,954         3,274
         Other                                   11,877         6,476
         ------------------------------------------------------------
                                                $23,502       $21,019
         ------------------------------------------------------------
(9) Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1994 and 1993 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par plus (until December 15, 1996) a stated premium. Debentures are redeemable at the option of the holder under certain circumstances involving a change in control of the Company at par plus (until December 15, 1996) a stated premium. Annual sinking fund payments of $1,750,000 until retirement are due commencing in 1996. Prior to 1992, the Company purchased $5,683,000 of these debentures which may be used by the Company to satisfy annual sinking fund requirements.

In June of 1992, the Company entered into a $30 million unsecured revolving-credit agreement (Credit Agreement) with a bank syndicate. In March 1994, the Credit Agreement was modified to reduce the amount to $15 million and the maturity date was extended to June 1995. In November 1994, this agreement was terminated and cash collateral was provided for $1.1 million of letters of credit then outstanding under the agreement.

During 1994 and at December 31, 1993, there were no borrowings under the credit agreement. For the year ended December 31, 1993, the weighted average borrowing approximated $88,000, at a weighted average interest rate of approximately 6.0%, and there were no borrowings outstanding at any month end.

In February of 1995, the Company entered into a $5 million line of credit agreement with a bank for both short term borrowings and letters of credit. This agreement expires on June 30, 1995. Borrowings under the agreement will bear interest based on the bank's prime rate plus 0.50% and will be secured by the Company's accounts receivable, inventory, machinery and equipment. A condition to this agreement is compliance with the Company's Employee Stock Ownership Trust guarantee agreement which is described in Note 10.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1994, 1993 and 1992, respectively, cash contributions of $497,000, $314,000 and $328,000 were made to the ESOP. As of December 31, 1994, there were 403,290 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 convertible preferred shares from the Company for approximately $19,185,000. The shares will be allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($125 at December 31, 1994) divided by the current market price of each common share. As of December 31, 1994, 36,254 shares have been allocated, 53,518 shares remained unallocated and 14,480 shares have been converted into 400,531 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1994 and 1993, respectively, the Company's cash contributions and preferred dividends were used to repay principal of $1,038,000 and $960,000 and pay interest of $816,000 and $780,000. Both the
Company and the lender have the option to cancel or refinance the borrowing on or after April 1, 1996. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at $213.71 per share upon the occurrence of certain prepayment events.

In addition to these prepayment events, there are certain covenants placed on the Company that require that several predetermined ratios be maintained. Compliance with certain of these covenants was waived and others were amended by the lender as a result of the Company not meeting certain financial covenant tests at December 31, 1994. In addition, payments of common dividends in 1995 and beyond will be limited to each year's net income in excess of net income for that year required for the Company to be in compliance with its net worth debt covenant (approximately $1.9 million in 1995) up to $0.28 per common share. In February 1995, the Company agreed to secure this obligation with its accounts receivable, inventory, machinery and equipment.

The ESOT's borrowing guaranteed by the Company is reflected as a liability on the balance sheet with an equal amount as a reduction of shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note is repaid through 2003, the liability and the ESOT loan obligation will be reduced concurrently.

(11) Federal and Foreign Income Taxes

The 1994, 1993 and 1992 (benefit) provision for Federal and foreign income taxes, excluding the cumulative effect of the change in accounting in 1993, were composed of the following amounts:
            -----------------------------------------------------
                                1994          1993          1992
                                         (in thousands)
            -----------------------------------------------------
            Federal
             Current        $ (2,809)     $   (877)      $ 2,096
             Deferred           (991)       (3,317)         (530)
            -----------------------------------------------------
                            $ (3,800)     $ (4,194)      $ 1,566
            Foreign
             Current               -      $     28             -
             Deferred              -          (735)          118
            -----------------------------------------------------
                                   -          (707)          118
            -----------------------------------------------------
            Total           $ (3,800)     $ (4,901)*     $ 1,684
            -----------------------------------------------------
            * Excludes a tax benefit of $3,958 relating to the
              cumulative effect of the change to the accrual method of accounting for postretirement benefits.

State income taxes of $192,000, $178,000 and $768,000 in 1994, 1993 and 1992,
respectively, are included in general and administrative expenses.

The sources of the deferred tax provisions and the related tax effects in each of the years were as follows:
  ---------------------------------------------------------------------------
                                              1994         1993         1992
                                                      (in thousands)
  ---------------------------------------------------------------------------
  Long-term contract amounts              $   (349)    $    (50)    $  1,642
  Postretirement benefit                        12         (629)           -
  Alternative minimum tax carry forward        513            -       (1,700)
  Restructuring accruals                      (165)      (2,100)           -
  Depreciation and amortization             (1,054)      (1,155)         (87)
  State and local income taxes                  48           30         (154)
  Other, net                                     4         (148)        (113)
  ---------------------------------------------------------------------------
  Total                                   $   (991)    $ (4,052)    $   (412)
  ---------------------------------------------------------------------------
The effective Federal income tax rate, excluding the tax benefit relating to the cumulative effect of the change in accounting in 1993, differed from the statutory Federal income tax rate for the following reasons:

  ---------------------------------------------------------------------------
                                                Percent of Pretax Earnings
                                              1994         1993         1992
  ---------------------------------------------------------------------------
  Tax at statutory rate                     (34.0%)      (34.0%)       34.0%
  Foreign Sales Corporation benefit             -         (0.9)        (1.9)
  Preferred stock dividends                     -         (0.9)        (6.7)
  Earnings taxed at foreign tax rates        (0.4)        (2.3)         0.5
  Increase in valuation allowance for
   foreign net operating loss carry forwards  2.9         13.2            -
  Increase in valuation allowance for U.S.
   net operating loss carry forwards         21.1            -            -
  Adjustment of prior year accruals          (3.7)       (12.1)           -
  Other, net                                    -          2.5         (3.2)
  ---------------------------------------------------------------------------
  Effective Federal income tax rate         (14.1%)      (34.5%)       22.7%
  ---------------------------------------------------------------------------

The items that compose the significant portions of deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

     ---------------------------------------------------------------------
                                                           December 31
     Deferred Tax Assets                                1994         1993
     ---------------------------------------------------------------------
     Postretirement benefits other than pensions      $4,578       $4,590
     Foreign Net Operating loss carry forwards         3,374        2,573
     U.S. Net Operating loss carry forwards            4,067            -
     Restructuring costs                               2,264        2,100
     Environmental Insurance receivable                1,836            -
     Alternative minimum tax credits                   1,337        1,727
     Deferred compensation                             1,093        1,100
     Capital loss carry forwards                       1,059        1,081
     Vacation accruals                                   185          311
     Other                                               401           89
     ---------------------------------------------------------------------
     Total deferred tax assets                       $20,194      $13,571
     Less: Valuation allowance                       (10,218)      (3,548)
     ---------------------------------------------------------------------
                                                      $9,976      $10,023
     Deferred Tax Liabilities
     ---------------------------------------------------------------------
     Depreciation and amortization                     8,008        6,049
     Contract tax accounting                             855        1,447
     Other                                             1,113        1,516
     ---------------------------------------------------------------------
     Total deferred tax liabilities                   $9,976       $9,012
     ---------------------------------------------------------------------
     Net deferred tax asset (liability)                   $0       $1,011
     ---------------------------------------------------------------------
Deferred income tax assets as of December 31, 1994 include U.S. net operating loss carry forwards, Canadian net operating loss carry forwards and capital loss carry forwards for income tax purposes of $11,962,000, $6,766,000 and $3,115,000, respectively, primarily expiring in 2009. Realization of these assets is dependent on future taxable earnings and capital gains. A valuation allowance has been established at December 31, 1994 for the Company's net deferred tax asset since, based on the Company's recent cumulative losses, management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 of the Company's common shares. As of December 31, 1994, the Company had acquired approximately 3,957,000 shares in open market transactions at prevailing market prices. Approximately 1,147,000 of these shares have been used for various purposes, including conversion of preferred shares; contributions of shares to the EDO Corporation Employee Stock Ownership Plan; grants pursuant to the Company's Long-Term Incentive Plans; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1994 and 1993, the Company held 2,809,965 and 2,982,853 treasury shares, respectively, for future use.

At December 31, 1994, the Company had reserved, authorized and unissued common shares for the following purposes:
                ----------------------------------------------
                                                       Shares
                ----------------------------------------------
                Conversion of 7% Convertible
                 Subordinated Debentures Due 2011    1,332,458
                Stock option plans                     861,113
                Long-Term Incentive Plans               15,140
                Conversion of preferred shares       1,341,624
                ----------------------------------------------
                                                     3,550,335
                ----------------------------------------------
(13) Stock Plans

The Company has granted nonqualified stock options to officers, directors and other key employees, under plans approved by the shareholders in 1988, 1985 and 1980, for the purchase of its common shares at the fair market value of the shares on the date of grant. Options become exercisable in four substantially equal annual installments beginning on the first anniversary of the date of the grant and expiring on the tenth anniversary of the date of the grant.

Changes in options outstanding are as follows:
-------------------------------------------------------------------------------
                      1994                   1993                  1992
                          Shares                 Shares                Shares
                          Subject                Subject               Subject
                Price       to         Price       to        Price       to
                Range     Option       Range     Option      Range     Option
-------------------------------------------------------------------------------
Beginning
 of year    $4.31-16.94  791,693   $4.31-21.79  807,413   $4.31-21.79  831,963
Options
 granted     3.44- 4.63  126,000    5.69- 6.94   20,000    5.56- 7.75   32,000
Options
 exercised         4.31     (500)         4.31   (1,000)            -        -
Options
 cancelled   4.63-16.94 (127,225)  7.00-21.79  (34,450)   4.31-21.79  (56,550)
-------------------------------------------------------------------------------
End of
 year       $3.44-12.31  790,238    4.31-16.94  791,963   $4.31-21.79  807,413
-------------------------------------------------------------------------------
Exercisable
 at year
 end                     623,657               596,407                440,076
-------------------------------------------------------------------------------

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

In 1983 and 1988, the shareholders of the Company approved the adoption of Long-Term Incentive Plans (the Plans) for key executives. The Plans provide for the awarding of up to 318,750 restricted common shares of the Company, and performance units which are payable in cash.

As of December 31, 1994, Plan participants had been awarded 303,610 restricted common shares and performance units. The restrictions on 173,060 shares have lapsed previously. Restrictions on the remaining 130,550 shares will lapse in 1995. The value of the performance units is based upon the market value of the Company's common shares at the end of the defined performance period and the attainment of predetermined operating goals. The cost of this award charged to operations in 1994, 1993 and 1992 was $166,000, $191,000 and $232,000,
respectively.

Additional Plan awards, if made, will be based upon the future performance of the Company. The 1983 Plan expired in 1992 and the 1988 Plan will expire in 1997.

(14) Other Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' highest five-year average base salary in the final ten years of employment. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

The net pension expense for 1994, 1993 and 1992 was $73,000, $732,000 and $820,000, respectively, which assumed a discount rate of 7.00%, 8.00%, and 8.25%, respectively. In addition, during 1994, the Company experienced a curtailment gain of $1,394,000, which reduced cost of sales in the consolidated statement of operations, as a result of its continued downsizing and reduction in the number of employees. The expected long-term rate of return on plan assets was 9.0% in 1994, 1993 and 1992. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1994 and 1993 of 9.00% and 7.00%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of fixed income and equity securities which are readily marketable.

A summary of the components of net periodic pension expense follows:
      ------------------------------------------------------------------
                                         1994         1993         1992
                                                (in thousands)
      ------------------------------------------------------------------
      Service cost                   $  1,784     $  1,931     $  1,900
      Interest cost on projected
       benefit obligation               5,138        5,209        5,054
      Actual return on plan assets      1,180       (9,078)      (6,811)
      Net amortization and deferral    (8,029)       2,670          677
      ------------------------------------------------------------------
      Net pension expense            $     73     $    732     $    820
      ------------------------------------------------------------------

The funded status of the plan as of December 31 was as follows:
-------------------------------------------------------------------------------
                                                            1994         1993
                                                             (in thousands)
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
 Accumulated benefit obligation, including vested
  benefits of $57,466 and$67,134 for 1994 and 1993,
  respectively                                          $(59,300)    $(69,348)
-------------------------------------------------------------------------------
 Projected benefit obligation for service rendered
  to date                                               $(64,087)    $(78,038)
Plan assets at fair value                                 73,840       79,554
-------------------------------------------------------------------------------
Funded status of plan                                      9,753        1,516
Unrecognized net gain from past experience different
 from that assumed andeffects of changes in
  assumptions                                             (7,011)        (369)
Unrecognized prior service cost at December 31,
 being amortized over 8 yearsand 6 years,
  respectively                                               443          725
Unrecognized net (asset) at December 31, being
 amortized over 15 years                                     (58)         (67)
-------------------------------------------------------------------------------
Prepaid pension cost                                      $3,127       $1,805
-------------------------------------------------------------------------------
In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1994, 1993 and 1992, the net pension expense for this plan was approximately $104,900, $36,000 and $32,000, respectively, and the projected benefit obligation exceeded plan assets by approximately $440,000 at December 31, 1994 and $310,000 at December 31, 1993.

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay, at the option of the individual, either a predetermined retirement benefit or a fully paid up life insurance policy. In the event of preretirement death or disability, the plan provides for similar benefits. At December 31, 1994, the projected benefit obligation of the plan was $4,077,000. The aggregate cash surrender value of the life insurance on the plan participants, which is intended to fund the supplemental retirement plan benefits, was $2,335,000 at the most recent anniversary date. Total expenses under this plan in 1994, 1993 and 1992 were $404,000, $332,000 and $321,000, respectively.

(15) Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits for qualified retired employees and dependents at certain locations. These benefits are funded on a pay-as-you-go basis, with the retiree paying a portion of the cost through contributions, deductibles and coinsurance provisions. The Company has always retained the right to modify or terminate the plans providing these benefits.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires recognition of these benefit expenses on an accrual basis as the employees earn them during their employment rather than when they are actually paid. The adoption resulted in a onetime noncash charge of $13.4 million before income tax benefits ($9.4 million after income tax benefits, or $1.74 per common share) for the accumulated postretirement obligation recognized as a cumulative effect of accounting change.

Cash outlays relating to retiree health care and life insurance benefits amounted to $1,017,000, $1,086,000 and $840,000 for 1994, 1993 and 1992,
respectively.

Postretirement health care and life insurance expense included the following components:
         -----------------------------------------------------------
                                                   1994         1993
                                                    (In thousands)
         -----------------------------------------------------------
         Service cost - benefits earned during
          the period                            $    93      $   129
         Interest cost                              884        1,100
         -----------------------------------------------------------
         Total postretirement health care and
          life insurance expense                $   977      $ 1,229
         -----------------------------------------------------------
The postretirement healthcare and life insurance expense assumed a discount rate of 7.5%.

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:
         -----------------------------------------------------------
                                                   1994         1993
                                                    (In thousands)
         -----------------------------------------------------------
         Accumulated postretirement
          benefit obligation:
          Retirees                             $  9,092     $ 11,070
          Eligible active employees                 783        1,674
          Other ineligible active employees         893        2,027
         -----------------------------------------------------------
         Unfunded accumulated postretirement
          benefit obligation                   $ 10,768     $ 14,771
         Unrecognized net (loss) gain             2,697       (1,279)
         -----------------------------------------------------------
         Accrued postretirement benefit cost   $ 13,465     $ 13,492
         -----------------------------------------------------------
Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 9.00% and 7.5% at December 31, 1994 and 1993, respectively. Effective January 1, 1993, the Company modified these benefit plans to significantly limit the annual increase of these costs to the Company to a maximum of 5 percent per year through use of copayments from the employees and retirees. As a result, the Company's exposure to increases in the health care cost trend rate will be limited to this 5 percent ceiling.

Effective April 1, 1995 the Company will further modify these benefit plans to shift the cost for certain over age 65 participants to Medicare HMO type plans. The effect of this change in benefits will be to reduce the unfunded accumulated postretirement benefit obligation by $5,500,000 and increase the unrecognized gain by the same amount, which gain will reduce postretirement health care and life insurance expense in future years over the estimated life expectancy of plan participants.

(16) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $1,131,000 at December 31, 1994, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1994, the Company and its subsidiaries were obligated under building and equipment leases expiring between 1995 and 1999. Rental expense under such leases for the years ended December 31, 1994, 1993 and 1992 amounted to $2,200,000, $2,900,000 and $2,700,000, respectively. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows: 1995 - $2,200,000; 1996 - $2,100,000; 1997 - $1,900,000; 1998 -
$1,700,000; and 1999 - $1,500,000.

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

(17) Legal Matters

The Company and three other companies have entered into a consent decree with the Federal government for the remediation of a Superfund site. Management estimates that the Company's share of the costs will be approximately $10.6 million of which $3.8 million has been expended as of December 31, 1994. This estimate, subject to reasonable tolerances, represents amounts for capital requirements, government past and oversight costs and the present value of the cost of maintenance and operation of the remedy over 30 years. A large portion of the remaining costs, however, will be expended over the next two years. Management believes others not party to the consent decree should share in a substantial portion of the costs and the Company is pursuing them for such costs. The Company received $4.4 million from certain of such parties in 1994. Management also believes it is covered by liability insurance for all of the unreimbursed costs it incurs. Its insurance carriers have neither agreed nor disagreed with the Company's position, but the matter is in court to determine the insurers' defense and indemnification obligations to the Company. Although the Company intends to continue to pursue its liability insurance carriers, as a result of a recent, unfavorable, partial ruling from the court in this case, the Company has written off $5.4 million of a previously recorded receivable relating to the amount the Company believes is covered by its insurance policies.The remaining liability of the Company at December 31, 1994 associated with this matter is $6,805,000 of which $2,400,000 has been classified as current.

In 1993, the Company reached an out-of-court settlement in connection with a real estate contract dispute. As a result, the Company recorded a pre-tax charge of approximately $1.2 million.

Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position and results of operations.

(18) Business Segments

The nature of the Company's products are described elsewhere in this Annual Report on Form 10-K. In 1994, the Company engaged in major consolidations, reducing its operating divisions from four to two: the Defense and Space Systems Division and the Industrial Products Division. The Company has modified its segment reporting to conform with this operating structure by reclassifying Spaceflight Systems and Infrared Instrumentation into the Defense and Space Systems segment and by changing Acoustic Systems and all Electroceramic Components to the Industrial Products segment. Current and historical segment data have been modified throughout this Report to reflect this change.

Sales between industry segments approximate market price. Sales are made and credit is granted generally to the U.S. Government or to customers in the defense or aerospace industry. The Company considers the risks associated with such customers to be minimal.

Domestic government sales, which include sales where the Company is a subcontractor to a prime contractor with the government, amounted to 53%, 56% and 60% of net sales, which were 66%, 60% and 62% of Defense and Space Systems sales and 31%, 49% and 55% of Industrial Products sales for 1994, 1993 and 1992, respectively.

Export sales comprised 20%, 22% and 24% of net sales for 1994, 1993 and 1992, respectively.

Principal products and systems by industry segment are as follows:

Defense and Space Systems
 * Ejection Release Units
 * Sonar Systems
 * Spaceflight Systems
 * Infrared Instrumentation
 * Airborne Mine Countermeasure Systems (AMCM)
 * Command, Control, Communications & Intelligence Systems (C3I)

Industrial Products
 * Electroceramic Components
 * Acoustic Instrument Systems
 * Acoustic Systems
 * Fiber-Reinforced Structures
 * Composite Sports Products
 * Naturel Gas Vehicle Products

The distribution of sales, operating earnings and identifiable assets of the Company's business segments follows:

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

      ------------------------------------------------------------------
                                         1994         1993         1992
                                                (in thousands)
      ------------------------------------------------------------------
      Sales:
       Defense and Space Systems:
        Unaffiliated customers        $56,568      $71,944      $92,964
       Industrial Products:
        Unaffiliated customers         34,034       32,194       32,807
        Intersegment sales                776          589          719
      ------------------------------------------------------------------
                                       34,810       32,783       33,526
       Less intersegment sales            776          589          719
      ------------------------------------------------------------------
      Net sales                       $90,602     $104,138     $125,771
      ------------------------------------------------------------------
      Operating (loss) earnings:
       Defense and Space Systems      $(6,546)     $(6,908)     $12,140
       Industrial Products            (14,139)         460        2,499
      ------------------------------------------------------------------
                                      (20,685)      (6,448)      14,639
      Net interest (expense)           (2,109)      (2,201)      (2,504)
      General corporate expenses       (4,711)      (4,146)      (4,281)
      Other income (expense), net         335       (1,390)        (443)
      ------------------------------------------------------------------
      Earnings (loss) before Federal
       and foreign income taxes,
       cumulative effect of
       accounting change and
       minority interest             $(27,170)    $(14,185)      $7,411
      ------------------------------------------------------------------
      Identifiable assets:
       Defense and Space Systems      $43,404      $62,499      $91,634
       Industrial Products             30,108       42,817       32,022
       Corporate                       28,565       18,089        9,692
      ------------------------------------------------------------------
                                     $102,077     $123,405     $133,348
      ------------------------------------------------------------------
      Depreciation expense:
       Defense and Space Systems       $3,412       $4,190       $4,925
       Industrial Products              2,635        2,261        1,535
      ------------------------------------------------------------------
                                       $6,047       $6,451       $6,460
      ------------------------------------------------------------------
      Capital expenditures:
       Defense and Space Systems         $953       $3,121       $2,671
       Industrial Products              1,458        1,396        1,895
      ------------------------------------------------------------------
                                       $2,411       $4,517       $4,566
      ------------------------------------------------------------------
KPMG Peat Marwick LLP

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and No. 109, "Accounting for Income Taxes," in 1993.

KPMG Peat Marwick LLP

Jericho, New York
March 3, 1995

Notes to Consolidated Financial Statements
DECEMBER 31, 1994, 1993 AND 1992
EDO CORPORATION AND SUBSIDIARIES

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1994 and 1993 (in thousands, except per share amounts).

------------------------------------------------------------------------------------------------------------------------
                                  First Quarter          Second Quarter         Third Quarter          Fourth Quarter
                                  1994      1993         1994      1993         1994      1993         1994      1993
------------------------------------------------------------------------------------------------------------------------

Net sales                      $ 21,250  $ 27,473     $ 24,205  $ 26,764     $ 22,677  $ 22,450     $ 22,470  $ 27,451
Gross profit (loss)               3,848     4,490        2,238     3,637       (4,832)    3,776        1,788     5,094
Net earnings (loss) before
 cumulative effect of
 accounting change                   16       566       (1,937)     (936)      (6,744)a    (387)     (13,891)b  (6,191)c
Cumulative effect of change in
 accounting for postretirement
 benefits                             -    (9,400)           -         -            -         -            -         -

Net earnings (loss)            $     16  $ (8,834)    $ (1,937) $   (936)    $ (6,744) $   (387)    $(13,891) $ (6,191)
 Earnings (loss) per share:
  Primary:
   Net earnings (loss) before
    accounting change          $  (0.06)    $0.04     $  (0.42) $  (0.24)    $  (1.26) $  (0.14)    $  (2.52) $  (1.19)
  Cumulative effect of
   accounting change                  -     (1.75)            -        -             -         -            -         -

  Net loss                     $  (0.06) $  (1.71)    $  (0.42) $  (0.24)    $  (1.26) $  (0.14)    $  (2.52) $  (1.19)

 Cash dividends per common
  share                        $   0.07  $   0.07     $   0.07  $   0.07     $      -  $   0.07     $      -  $   0.07
 Preferred dividends paid      $    342  $    359     $    342  $    359     $    327  $    346     $    322  $    342

a The 1994 third quarter results include a $1,400 write off of a foreign receivable, a $1,127 restructuring charge, and a $1,100 write off of non-productive fixed assets.

b The 1994 fourth quarter results include a $5,400 write off of an environmental insurance receivable and a $3,175 write off of foreign receivables.

c The 1993 fourth quarter results include restructuring charges of $9,800.

                                                      - 26 -
<PAHE>
                                 EXHIBIT INDEX

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988.

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(a) Indenture dated December 1, 1986 between Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New
York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and NatWest Bank NA as successor in interest to Manufacturers Hanover Trust Company. Incorporated by reference to
Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 1992.

4(g) Amendment No. 7 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 3, 1994. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(h) Amendment No. 8 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective February 10, 1995.

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

10(d)* EDO Corporation 1983 Long-Term Incentive Plan as amended through July 22, 1988. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(e)* EDO Corporation 1988 Long-Term Incentive Plan as amended through July 22, 1988. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and three employees.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and thirty-one employees and retirees.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and fifteen current Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in
Item 14(a)1 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.