Form 10-Q
period 1995-03-31
EDO CORP
filed 1995-05-10
CIK 31617

                                                             Page 1 of 11 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                March 31, 1995
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

                                                          Yes   x     No
                                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                               Outstanding at March 31, 1995
Common shares, par value $1 per share                        5,643,937

                                EDO CORPORATION

                                     INDEX

                                                                  Page No.

Face Sheet                                                            1

Index                                                                 2

Part I          Financial Information

       Item 1.  Financial Statements

                Consolidated Balance Sheets -
                 March 31, 1995 and
                 December 31, 1994                                    3

                Consolidated Statements of
                 Operations - Three Months Ended
                 March 31, 1995 and
                 March 26, 1994                                       4

                Consolidated Statements of Cash
                 Flows - Three Months Ended
                 March 31, 1995 and
                 March 26, 1994                                       5

                Other Financial Information                           6

       Item 2.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                          7-9

Part II         Other Information                                    10

Signature                                                            11

                      PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                          March 31, 1995    Dec. 31, 1994
                                                  (unaudited)

Current assets:
 Cash and cash equivalents                          $ 15,094         $ 18,076
 Recoverable Federal income taxes                      2,989            3,649
 Accounts receivable                                  26,709           24,175
 Inventory                                            11,073           11,607
 Prepayments                                           1,993            1,623
                                                    --------         --------
  Total current assets                                57,858           59,130

Property, plant and equipment, at cost                87,305           87,467
 Less accumulated depreciation and
 amortization                                         62,183           61,622
                                                    --------         --------
 Net property, plant and equipment                    25,122           25,845

Cost in excess of fair value of net
 assets acquired                                      10,692           10,837
Other assets                                           6,818            6,265
                                                    --------         --------
    Total assets                                    $100,490         $102,077
                                                    ========         ========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable & accrued
  liabilities                                       $ 21,506         $ 23,502
 Contract advances and deposits                        5,024            4,478
                                                    --------         --------
    Total current liabilities                         26,530           27,980

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  13,727           14,007

Postretirement obligation                             13,465           13,465

Environmental Obligation                               4,285            4,405

Minority interest                                      2,024            2,153


Shareholders' Equity

Preferred shares, par value $1 per share,
 authorized 500,000 shares, issued 75,292
 shares (both periods)                                    75               75

Common shares, par value $1 per share,
 authorized 25,000,000 shares,
 issued 8,453,902 shares (both periods)                8,454            8,454
Additional paid-in capital                            39,330           39,330
Retained earnings                                     17,804           17,695
                                                    --------         --------
                                                      65,663           65,554
Less: Treasury shares at cost
       2,809,965 shares (both periods)               <39,937>         <39,937>
      Translation adjustment                            <857>            <860>
      ESOT loan obligation                           <13,727>         <14,007>
                                                    --------         --------
    Total shareholders' equity                        11,142           10,750
                                                    --------         --------

Total liabilities & shareholders' equity            $100,490         $102,077
                                                    ========         ========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                  For the three months ended
                                                 Mar. 31, 1995    Mar. 26, 1994
                                                           (unaudited)

Income
 Net sales                                          $ 20,918         $ 21,250
 Other                                                   164               80
                                                    --------         --------
                                                      21,082           21,330
Costs and Expenses
 Cost of sales                                        15,736           16,232
 Selling, general and administrative                   4,391            3,817
 Research and development                                322            1,170
                                                    --------         --------
                                                      20,449           21,219

Operating Earnings                                       633              111
                                                    --------         --------

Non-Operating Income (Expense)
 Interest income                                         262               56
 Interest expense                                       <568>            <591>
 Other, net                                              <25>             385
                                                    --------         --------
                                                        <331>            <150>

Earnings (loss) before Federal income taxes              302              <39>

Provision for Federal income taxes                         -               56
                                                    --------         --------

Net earnings (loss) before minority interest             302              <95>

Minority interest                                        129              111
                                                    --------         --------
Net earnings                                             431               16
Dividends on preferred shares                            322              342
                                                    --------         --------

Net earnings (loss)available for
  Common Shares                                     $    109         $   <326>
                                                    ========         ========

Net earnings (loss) per Common Share                $   0.02        $   <0.06>
                                                    ========         ========

Average shares outstanding                             5,644            5,477
                                                    ========         ========

Cash dividends per Common Share                     $     -0-        $   0.07
                                                    ========         ========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the three months ended
                                                 Mar. 31, 1995    Mar. 26, 1994
                                                           (unaudited)
Operating Activities:
  Net earnings                                      $    431         $     16
  Adjustments to net earnings to arrive
   at cash from operations:
     Gain on sale of building                              -             <427>
     Depreciation and amortization                     1,369            1,628
     Decrease in recoverable and deferred
       income taxes                                      660              296
     Common shares issued for employee benefits            -               50
     Changes in:
       Accounts receivable                            <2,534>           1,330
       Inventories                                       534           <1,614>
       Prepayments, other assets and other            <1,169>          <2,088>
       Accounts payable and accrued liabilities       <1,996>             355
       Contract advances and deposits                    546           <2,119>
                                                    --------         --------

  Cash used by operations                             <2,159>          <2,573>

Investing Activities:
  Purchase of property, plant and equipment             <501>            <561>
  Proceeds from sale of building                           -            3,084
                                                    --------         --------


  Cash provided (used) by investing activities          <501>           2,523

Financing Activities:
  Payment of common share cash dividends                   -             <382>
  Payment of preferred share cash dividends             <322>            <342>
  Tax benefit associated with dividends paid
    on unallocated ESOP preferred shares                   -               81
                                                    --------         --------
  Cash used by financing activities                     <322>            <643>

Net decrease in cash and cash equivalents             <2,982>            <693>
Cash and cash equivalents at beginning of period      18,076            9,284
                                                    --------         --------

Cash and cash equivalents at end of period          $ 15,094         $  8,591
                                                    ========         ========

Supplemental disclosures:
  Cash paid for:  Interest                          $     50         $     75
                  Income taxes                      $     23         $     27

                          Other Financial Information

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the three months ended March 31, 1995 and March 26, 1994.

Backlog Data

The dollar amount of backlog of firm orders at March 31, 1995 was $88,995,000 compared to $76,897,000 at March 26, 1994.

Inventories

Inventories are summarized by major classification as follows.

                                       March 31, 1995   Dec. 31, 1994
                                               (in thousands)

          Raw material and supplies       $  5,723         $  5,671
          Work in process                    4,221            4,762
          Finished goods                     1,129            1,174
                                          --------         --------
                                          $ 11,073         $ 11,607
                                          ========         ========

Reclassifications

Certain reclassifications of 1994 amounts have been made to conform with the 1995 presentation.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates to the operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations

First Three Months of 1995 Compared with First Three Months of 1994

Sales in the first three months of 1995 were $20.9 million compared with $21.3 million in 1994. Sales in the Defense and Space Systems segment decreased by 8% to $12.1 million. A decrease in airborne mine countermeasure systems sales in the Marine and Aircraft unit and lower sales in our Electro Optics unit were partially offset by higher command and control systems and sonar sales in the Combat Systems unit. The Industrial Products segment sales increased 8% to $8.8 million. The higher sales were recorded in the EDO Energy product lines at EDO Canada and EDO Angi.

Earnings from operations (before general corporate expense allocations) in the first three months of 1995 were $1.5 million, compared with $1.3 million in the first three months of 1994. Included in the first quarter results were pension plan curtailment gains of $645,000 and $352,000 for 1995 and 1994, respectively, resulting from the Company's smaller consolidated work force. Operating earnings in the Defense and Space Systems segment declined to $1.1 million in the first quarter of 1995 from $1.7 million for the same period in 1994. This decrease resulted from losses on certain development activities at our Electro-Optics unit, partially offset by higher margins at both the Marine and Aircraft unit and Combat Systems unit. The Industrial Products segment recorded operating earnings of $0.4 million in the first three months of 1995, compared with a loss of $0.4 million for the same period in 1994. The increase was due primarily to higher margins in the Acoustic Products unit.

Selling, general and administrative expenses in the first three months of 1995 were $4.4 million, compared with $3.8 million in the first three months of 1994. This increase is primarily attributable to a reduction in such costs allocated to long term contracts where costs were inventoried.

Company sponsored research and development expenditures decreased 72% from the like 1994 period to $0.3 million. This reduction was the same in each segment and reflects a more selective approach to development efforts.

Interest expense, net of interest income, declined to $0.3 million in the first three months of 1995, compared with $0.5 million in the like period of 1994, resulting from higher interest income in 1995.

The Company reported net earnings available to common shares of $109,000, or $0.02 per share in the first quarter of 1995, compared to a net loss of $326,000 or $0.06 per share a year ago. Results in the 1994 first quarter period included a gain on the sale of real estate, which is included in "Other, net" in the Consolidated Statement of Earnings, the pro forma after tax effect of which was equal to $282,000 or $0.05 per share. Earnings per share calculations were based on a weighted average of 5.6 million shares outstanding for the first quarter of 1995, and 5.5 million shares for the like period in 1994.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $3.0 million from December 31, 1994 to $15.1 million at March 31, 1995. The decrease was primarily attributable to an increase in accounts receivable.

The Company has an ESOT loan obligation that is currently $13.7 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has acquired $5.7 million of such debentures through March 31, 1995 at prevailing market prices. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in 1996.

In February 1995, the Company renegotiated its ESOT obligation agreement with a bank to waive and or amend the covenants with which the Company was non-compliant at December 31, 1994, extend the effective date of the option to cancel or refinance the obligation to April 1, 1996, and secure the debt with its accounts receivable, inventory, machinery and equipment. In addition, the bank will provide the Company a $5 million secured line of credit.

Capital expenditures in the first three months of 1995 amounted to $0.5 million. The total expenditure for 1995 is expected to be about the same as 1994.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

As explained in the Company's 1994 Annual Report, the Company is involved in an environmental matter for which management believes it should recover all remediation costs it incurs. The liability of the Company at March 31, 1995 associated with this matter is $6.7 million. The majority of such costs will be expended over the next two years.

The Company modified its post retirement health care benefit plan in 1995. The effect of these changes will be to reduce its post retirement liability in the future by approximately $8.0 million.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at March 31, 1995 stood at $89.0 million compared with $76.9 million a year ago and $79.6 million at December 31, 1994. The increased backlog occurred primarily in the Company's Defense and Space systems segment.

                          PART II - OTHER INFORMATION

Item 5.    Other Information

           None

Item 6.(a) Exhibits

27 - Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        EDO Corporation
                                                         (Registrant)


                                       by:             M. J. Hegarty
                                           ------------------------------------
                                           Vice President-Finance and Treasurer
                                               (Principal Financial Officer)

Dated: May 10, 1995