Form 10-Q
period 1995-06-30
EDO CORP
filed 1995-08-14
CIK 31617

                                                             Page 1 of 13 Pages

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                 June 30, 1995
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

                                                             Yes  x    No
                                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                                Outstanding at June 30, 1995
Common shares, par value $1 per share                         5,785,204

                                EDO CORPORATION

                                     INDEX

                                                      Page No.

Face Sheet                                               1

Index                                                    2

Part I              Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets -
                June 30, 1995 and
                December 31, 1994                        3

               Consolidated Statements of
                Earnings - Three Months Ended
                June 30, 1995 and
                June 25, 1994                            4

               Consolidated Statements of
                Earnings - Six Months Ended
                June 30, 1995 and
                June 25, 1994                            5

               Consolidated Statements of Cash Flows -
                Six Months Ended
                June 30, 1995 and
                June 25, 1994                            6

               Other Financial Information               7

      Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                8-10

Part II        Other Information                         11

Signature                                                12

                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)


Assets                                           June 30, 1995    Dec. 31, 1994
                                                  (unaudited)

Current assets:
 Cash and cash equivalents                         $ 21,038         $ 18,076
 Recoverable Federal income taxes                       264            3,649
 Accounts receivable                                 27,030           24,175
 Inventory                                            9,489           11,607
 Prepayments                                          1,728            1,623
   Total current assets                              59,549           59,130
                                                   --------         --------
Property, plant and equipment, at cost               87,953           87,467
 Less accumulated depreciation and amortization      63,558           61,622
                                                   --------         --------
 Net property, plant and equipment                   24,395           25,845

Cost in excess of fair value of net
 assets acquired                                     10,547           10,837
Other assets                                          6,298            6,265
                                                   --------         --------
    Total assets                                   $100,789         $102,077
                                                   ========         ========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable & accrued liabilities            $ 22,292         $ 23,502

 Contract advances and deposits                       4,537            4,478
                                                   --------         --------
    Total current liabilities                        26,829           27,980

Long-term debt                                       29,317           29,317

ESOT loan obligation                                 13,447           14,007

Postretirement obligation                            13,465           13,465

Environmental Obligation                              3,955            4,405

Minority interest                                     2,042            2,153


Shareholders' Equity

Preferred shares, par value $1 per share,
 authorized 500,000 shares, issued 71,779 shares
 at 6/30/95 and 75,292 shares at 12/31/94                72               75

Common shares, par value $1 per share,
 authorized 25,000,000 shares, issued
 8,453,902 shares (both periods)                      8,454            8,454
Additional paid-in capital                           37,352           39,330
Retained earnings                                    18,087           17,695
                                                   --------         --------
                                                     63,965           65,554
Less: Treasury shares at cost
       (2,668,698 shares at 6/30/95 and
       2,809,965 shares at 12/31/94)                <37,929>         <39,937>
      Translation adjustment                           <855>            <860>
      ESOT loan obligation                          <13,447>         <14,007>
                                                   --------         --------
    Total shareholders' equity                       11,734           10,750
                                                   --------         --------

 Total liabilities & shareholders' equity          $100,789         $102,077
                                                   ========         ========

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)


                                                  For the three months ended
                                                 June 30, 1995    June 25, 1994
                                                           (unaudited)

Income
  Net sales                                        $ 24,879         $ 24,205
  Other                                                 129               19
                                                   --------         --------
                                                     25,008           24,224
Costs and Expenses
  Cost of sales                                      19,670           20,777
  Selling, general and administrative                 4,049            4,671
  Research and development                              336            1,190
                                                   --------         --------
                                                     24,055           26,638
                                                   --------         --------

Operating Earnings (loss)                               953           <2,414>
                                                   --------         --------

Non-Operating Income (Expense)
  Interest income                                       248               50
  Interest expense                                     <568>            <595>
  Other, net                                            <25>             <42>
                                                   --------         --------
                                                       <345>            <587>
                                                   --------         --------

Earnings (loss) before Federal
   income taxes                                         608           <3,001>

Provision for (Recovery of) Federal
   income taxes                                           -             <934>
                                                   --------         --------

Net earnings (loss) before
   minority interest                                    608           <2,067>
Minority interest                                       <18>             130
                                                   --------         --------
Net earnings (loss)                                     590           <1,937>
Dividends on preferred shares                           307              342
                                                   --------         --------

Net earnings (loss) available for Common Shares    $    283         $ <2,279>
                                                   ========         ========

Earnings (loss) per Common Share:
  Primary                                          $   0.05         $  <0.42>

  Fully diluted                                    $   0.04         $    (*)

Average shares outstanding                            5,708            5,487
                                                   ========         ========

Cash dividends per Common Share                    $    -0-         $   0.07
                                                   ========         ========

(*) Anti-Dilutive in 1994.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)

                                                    For the six months ended
                                                 June 30, 1995    June 25, 1994
                                                           (unaudited)
Income
 Net sales                                         $ 45,797         $ 45,455
 Other                                                  293               99
                                                   --------         --------
                                                     46,090           45,554
Costs and Expenses
 Cost of sales                                       35,406           37,009
 Selling, general and administrative                  8,440            8,488
 Research and development                               658            2,360
                                                   --------         --------

                                                     44,504           47,857

Operating Earnings (loss)                             1,586           <2,303>
                                                   --------         --------

Non-Operating Income (Expense)
 Interest income                                        510              106
 Interest expense                                    <1,136>          <1,186>
    Other, net                                          <50>             343
                                                   --------         --------
                                                     <  676>          <  737>
                                                   --------         --------

Earnings (loss) before Federal income taxes             910           <3,040>

Provision for (Recovery of) Federal
    income taxes                                          -             <878>
                                                   --------         --------
Net earnings (loss) before minority
    interest                                            910           <2,162>
Minority interest                                       111              241
                                                   --------         --------
Net earnings (loss)                                   1,021           <1,921>
Dividends on preferred shares                           629              684
                                                   --------         --------

Net earnings (loss) available for
    Common Shares                                  $    392         $ <2,605>
                                                   ========         ========

Earnings (loss) per Common Share:
    Primary:                                       $   0.07         $  <0.48>

    Fully diluted                                  $   0.06         $     (*)

Average shares outstanding                            5,676            5,482
                                                   ========         ========

Cash dividends per Common Share                    $    -0-         $   0.14
                                                   ========         ========

(*) Anti-Dilutive in 1994.

                         EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in thousands)

                                                     For the six months ended
                                                 June 30, 1995    June 25, 1994
                                                           (unaudited)


Operating Activities:
  Net earnings (loss)                               $ 1,021         $ <1,921>
  Adjustments to net earnings (loss) to arrive
   at cash from operations:
     Gain on sale of building                             -             <427>
     Depreciation and amortization                    2,990            2,959
     <Increase> decrease in recoverable and
       deferred income taxes                          3,385             <942>
     Common shares issued for employee benefits           -              102
    Changes in:
       Accounts receivable                           <2,855>            <277>
       Inventories                                    2,118           <1,327>
       Prepayments, other assets and other             <667>            <365>
       Accounts payable and accrued liabilities      <1,210>            <409>
       Contract advances and deposits                    59           <3,782>
                                                   --------         --------

  Cash provided (used) by operations                  4,841           <6,389>

Investing Activities:
  Purchase of property, plant and equipment          <1,250>          <1,392>
  Proceeds from sale of building                          -            3,084
                                                   --------         --------

  Cash provided (used) by investing activities       <1,250>           1,692

Financing Activities:
  Payment of Common Share cash dividends                  -             <766>
  Payment of preferred share cash dividends            <629>            <684>
  Tax benefit on preferred dividends paid
    on unallocated ESOP preferred shares                  -              168
                                                   --------         --------
Cash used by financing activities                      <629>          <1,282>

Net increase (decrease)in cash and cash
  equivalents                                         2,962           <5,979>
Cash and cash equivalents at beginning of
  period                                             18,076            9,284
                                                   --------         --------
Cash and cash equivalents at end of period         $ 21,038         $  3,305
                                                   ========         ========

Supplemental disclosures:
  Cash paid for:  Interest                         $  1,076         $  1,036
                  Income taxes                     $    209         $    196

                          Other Financial Information

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the six months ended June 30, 1995 and June 25, 1994.

Backlog Data

The dollar amount of backlog of firm orders at June 30, 1995 was $82,517,000 compared to $79,050,000 at June 25, 1994.

Inventories

Inventories are summarized by major classification as follows.

                                   June 30, 1995     Dec. 31, 1994
                                            (in thousands)

        Raw material and supplies    $  5,366          $  5,671
        Work in process                 2,917             4,762
        Finished goods                  1,206             1,174
                                     --------          --------
                                     $  9,489          $ 11,607


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

Results of Operations

First Six Months of 1995 Compared with First Six Months of 1994

Sales in the first six months of 1995 were $45.8 million compared with $45.5 million in 1994. Sales in the Defense and Space Systems segment decreased by 8% to $26.9 million. A decrease in airborne mine countermeasure systems sales in the Marine and Aircraft unit and lower sales in our Electro-Optics unit were partially offset by higher command and control systems and sonar sales in the Combat Systems unit. The Industrial Products segment sales increased 16% to $18.9 million. The higher sales were recorded in our EDO Canada LiteRider NGV cylinder product line.

Earnings from operations (before general corporate expense allocations) in the first 6 months of 1995 were $3.4 million, compared with a loss of $0.2 million in the first six months of 1994. Included in the first six months results were pension plan curtailment gains of $645,000 and $352,000 for 1995 and 1994, respectively, resulting from the Company's smaller consolidated work force. Operating earnings in the Defense and Space systems segment declined to $1.9 million in the first 6 months of 1995 from $3.0 million for the same period in 1994. This decrease resulted from losses on certain development activities at our Electro-Optics unit, partially offset by higher margins at the Combat Systems unit. The Industrial Products segment recorded operating earnings of $1.5 million in the first six months of 1995, compared with a loss of $3.2 million for the same period in 1994. The increase was due primarily to higher margins in all business units and the termination in the same period in 1994 of the marketing and production activities at the Company's EDO Sports subsidiary resulting in operating losses and costs of $2.2 million.

Selling, general and administrative expenses in the first six months of 1995 were $8.4 million, essentially the same as the $8.5 million for the same period in 1994.

Company sponsored research and development expenditures decreased 72% from the like 1994 period to $0.7 million. This reduction was approximately the same in each segment and resulted from the termination in 1994 of research and development at EDO Sports, a shift from Company sponsored to customer sponsored research and development at the Marine and Aircraft Systems unit, and a more selective approach to development efforts at all business units.

Interest expense, net of interest income, declined to $0.6 million in the first six months of 1995, compared with $1.1 million in the like period of 1994, resulting from higher interest income in 1995.

The Company reported net earnings available to common shares of $392,000, or $0.07 per share in the first 6 months of 1995, compared to a net loss of $2,605,000 or $(0.48) per share a year ago. Results in the 1994 first 6 month period included a gain on the sale of real estate, which is included in "Other, net" in the Consolidated Statement of Earnings, the pro forma after tax effect of which was equal to $282,000 or $0.05 per share. Earnings per share calculations were based on a weighted average of 5.7 million shares outstanding for the first six months of 1995, and 5.5 million shares for the like period in 1994.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $3.0 million from December 31, 1994 to $21.0 million at June 30, 1995. The increase was primarily attributable to Federal Income Tax refunds.

The Company has an ESOT loan obligation that is currently $13.4 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has acquired $5.7 million of such debentures through June 30, 1995 at prevailing market prices. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in 1996.

In February 1995, the Company renegotiated its ESOT obligation agreement with a bank to waive and or amend the covenants with which the Company was non-compliant at December 31, 1994, extend the effective date of the option to cancel or refinance the obligation to April 1, 1996, and secure the debt with its accounts receivable, inventory, machinery and equipment. In addition, the bank provided the Company a $5 million secured line of credit. In June 1995, the Company further renegotiated the effective date of the option mentioned above to April 1, 1997.

Capital expenditures in the first six months of 1995 amounted to $1.3 million. The total expenditure for 1995 is expected to be about the same as 1994.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

As explained in the Company's 1994 Annual Report, the Company is involved in an environmental matter for which management believes it should recover all remediation costs it incurs. The liability of the Company at June 30, 1995 associated with this matter is $6.4 million. The majority of such costs will be expended over the next two years.

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

Backlog

The backlog of unfilled orders at June 30, 1995 stood at $82.5 million compared with $79.1 million a year ago and $79.6 million at December 31, 1994. The increased backlog occurred primarily in the Company's Defense and Space systems segment.

                          PART II - OTHER INFORMATION

Item 4.    Submission of matters to vote of security holders.

 (A) EDO's Annual Meeting of Shareholders was held on April 25, 1995.

 (B) & (C)  Items held for vote:

                                       Number of Shares Voted

                                     For      Against     Abstentions

      1. Election of Directors
         Robert E. Allen          5,727,998   342,131
         Robert Alvine            5,733,254   336,875
         Mellon C. Baird          5,732,547   337,582
         George M. Ball           5,729,659   340,470
         Joseph E. Engelberger    5,732,708   337,421

      2. Ratify appointment of    5,776,155   200,983       92,991
         KPMG Peat Marwick as
         independent auditors
         for the year 1995.

Item 5.  Other Information

      None


Item 6.(a) Exhibits

      4(a) - Amendment No. 9 to the Guarantee Agreement referred to in Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, effective as of June 30, 1995.

      27   -  Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EDO Corporation
                                              (Registrant)

                              by:             F. A. Fariello
                                   -------------------------------------
                                    President & Chief Executive Officer
                                       (Principal Financial Officer)


Dated:  August 14, 1995