Form 10-Q
period 1995-09-30
EDO CORP
filed 1995-11-14
CIK 31617

Page 1 of 12 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                            September 30, 1995
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

                                                              Yes  x    No
                                                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                               Outstanding at Sept. 30, 1995
Common shares, par value $1 per share                        5,805,263

                                EDO CORPORATION

                                     INDEX

                                                      Page No.

Face Sheet                                               1

Index                                                    2

Part I              Financial Information

      Item 1.  Financial Statements

               Consolidated Balance Sheets -
                Sept. 30, 1995 and
                December 31, 1994                        3

               Consolidated Statements of
                Operations - Three Months Ended
                Sept. 30, 1995 and
                Sept. 24, 1994                           4

               Consolidated Statements of
                Operations - Nine Months Ended
                Sept. 30, 1995 and
                Sept. 24, 1994                           5

               Consolidated Statements of Cash Flows -
                Nine Months Ended
                Sept. 30, 1995 and
                Sept. 24, 1994                           6

               Other Financial Information               7

      Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations               8-10

Part II        Other Information                         11

Signature                                                12

                                                                         Page 3
                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                          Sept.30, 1995     Dec. 31, 1994
                                                 (unaudited)

Current assets:
 Cash and cash equivalents                         $  19,291        $  18,076
 Recoverable Federal income taxes                        264            3,649
 Accounts receivable                                  29,314           24,175
 Inventory                                             9,693           11,607
 Prepayments                                           1,460            1,623
                                                   ----------       ----------
   Total current assets                               60,022           59,130

Property, plant and equipment, at cost                87,694           87,467
 Less accumulated depreciation and
  amortization                                        64,122           61,622
                                                   ----------       ----------
 Net property, plant and equipment                    23,572           25,845

Cost in excess of fair value of net
 assets acquired                                      10,403           10,837
Other assets                                           6,029            6,265
                                                   ----------       ----------
   Total assets                                    $ 100,026        $ 102,077
                                                   ==========       ==========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable & accrued
  liabilities                                      $  19,639        $  23,502
 Contract advances and deposits                        6,522            4,478
                                                   ----------       ----------
    Total current liabilities                         26,161           27,980

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  13,167           14,007

Postretirement obligation                             13,000           13,465

Environmental Obligation                               3,895            4,405

Minority interest                                      1,978            2,153

Shareholders' Equity

Preferred shares, par value $1 per share,
 authorized 500,000 shares, issued 71,008
 shares at 9/30/95 and 75,292 shares at
 12/31/94                                                 71               75
Common shares, par value $1 per share,
 authorized 25,000,000 shares,
 issued 8,453,902 shares (both periods)                8,454            8,454
Additional paid-in capital                            37,080           39,330
Retained earnings                                     18,564           17,695
                                                   ----------       ----------
                                                      64,169           65,554
Less: Treasury shares at cost
       (2,648,639 shares at 9/30/95 and
       2,809,965 shares at 12/31/94)                 <37,644>         <39,937>
      Translation adjustment                            <850>            <860>
      ESOT loan obligation                           <13,167>         <14,007>
                                                   ----------       ----------
   Total shareholders' equity                         12,508           10,750
                                                   ----------       ----------

Total liabilities & shareholders' equity           $ 100,026        $ 102,077
                                                   ==========       ==========

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)

                                                   For the three months ended
                                                Sept.30, 1995     Sept.24, 1994
                                                          (unaudited)

Income
  Net sales                                        $  21,899        $  22,677
  Other                                                  168              179
                                                   ----------       ----------
                                                      22,067           22,856
Costs and Expenses
  Cost of sales                                       17,120           26,714
  Selling, general and administrative                  3,598            3,583
  Research and development                               292              795
                                                   ----------       ----------
                                                      21,010           31,092
                                                   ----------       ----------

Operating Earnings (loss)                              1,057           <8,236>
                                                   ----------       ----------

Non-Operating Income (Expense)
  Interest income                                        250               41
  Interest expense                                      <562>            <588>
  Other, net                                             <25>             <42>
                                                   ----------       ----------
                                                        <337>            <589>
                                                   ----------       ----------

Earnings (loss) before Federal
 income taxes                                            720           <8,825>

Provision for (Recovery of) Federal
 income taxes                                              -           <2,322>
                                                   ----------       ----------

Net earnings (loss) before
 minority interest                                       720           <6,503>
Minority interest                                         64             <241>
                                                   ----------       ----------
Net earnings (loss)                                      784           <6,744>
Dividends on preferred shares                            307              327
                                                   ----------       ----------

Net earnings (loss) available
 for Common Shares                                 $     477        $  <7,071>
                                                   ==========       ==========

Earnings (loss) per Common Share:
  Primary                                          $    0.08        $   <1.26>

  Fully diluted                                    $    0.07        $    (*)

Average shares outstanding                             5,845            5,600
                                                   ==========       ==========

Cash dividends per Common Share                    $    -0-         $    -0-
                                                   ==========       ==========

(*) Anti-Dilutive in 1994.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)

                                                   For the nine months ended
                                                Sept.30, 1995     Sept.24, 1994
                                                          (unaudited)
Income
 Net sales                                         $  67,696        $  68,132
 Other                                                   461              278
                                                   ----------       ----------
                                                      68,157           68,410
Costs and Expenses
 Cost of sales                                        52,526           63,723
 Selling, general and administrative                  12,038           12,071
 Research and development                                950            3,155
                                                   ----------       ----------

                                                      65,514           78,949

Operating Earnings (loss)                              2,643          <10,539>
                                                   ----------       ----------

Non-Operating Income (Expense)
 Interest income                                         760              147
 Interest expense                                     <1,698>          <1,774>
Other, net                                               <75>             301
                                                   ----------       ----------
                                                      <1,013>          <1,326>
                                                   ----------       ----------

Earnings (loss) before Federal income taxes            1,630          <11,865>

Provision for (Recovery of) Federal
 income taxes                                              -           <3,200>
                                                   ----------       ----------
Net earnings (loss) before minority
 interest                                              1,630           <8,665>
Minority interest                                        175               -
                                                   ----------       ----------
Net earnings (loss)                                    1,805           <8,665>
Dividends on preferred shares                            936            1,011
                                                   ----------       ----------

Net earnings (loss) available for
 Common Shares                                     $     869        $  <9,676>
                                                   ==========       ==========

Earnings (loss) per Common Share:
    Primary:                                       $    0.15        $   <1.75>

    Fully diluted                                  $    0.13        $    (*)

Average shares outstanding                             5,733            5,522
                                                   ==========       ==========

Cash dividends per Common Share                    $     -0-        $    0.14
                                                   ==========       ==========

(*) Anti-Dilutive in 1994.

                         EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (in thousands)

                                                   For the nine months ended
                                                Sept.30, 1995     Sept.24, 1994
                                                          (unaudited)


Operating Activities:
  Net earnings (loss)                              $   1,805        $  <8,665>
  Adjustments to net earnings (loss) to arrive
   at cash from operations:
     Gain on sale of building                              -             <427>
     Depreciation and amortization                     4,326            5,470
     <Increase> decrease in recoverable and
      deferred income taxes                            3,385           <1,917>
     Common shares issued for employee benefits            -              152
     Changes in:
        Accounts receivable                           <5,139>           3,404
        Inventories                                    1,914            5,019
        Prepayments, other assets and other             <702>              31
        Accounts payable and accrued liabilities      <3,863>             294
        Contract advances and deposits                 2,044           <4,233>
                                                   ----------       ----------

  Cash provided (used) by operations                   3,770             <872>

Investing Activities:
  Purchase of property, plant and equipment           <1,619>          <1,838>
  Proceeds from sale of building                           -            3,084
                                                   ----------       ----------

  Cash provided (used) by investing activities        <1,619>           1,246

Financing Activities:
  Payment of Common Share cash dividends                   -             <766>
  Payment of preferred share cash dividends             <936>          <1,011>
                                                   ----------       ----------

Cash used by financing activities                       <936>          <1,777>

Net increase (decrease)in cash and cash
 equivalents                                           1,215           <1,403>
Cash and cash equivalents at beginning of
 period                                               18,076            9,284
                                                   ----------       ----------
Cash and cash equivalents at end of period         $  19,291        $   7,881
                                                   ==========       ==========

Supplemental disclosures:
  Cash paid for:  Interest                         $   1,117        $   1,131
                  Income taxes                     $     275        $     290

                          Other Financial Information


Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the nine months ended September 30, 1995 and September 24, 1994.

Backlog Data

The dollar amount of backlog of firm orders at September 30, 1995 was $92,085,000 compared to $77,738,000 at September 24, 1994.

Inventories

Inventories are summarized by major classification as follows.

                                       Sept. 30, 1995    Dec. 31, 1994
                                                (in thousands)

       Raw material and supplies        $   5,042         $   5,671
       Work in process                      3,619             4,762
       Finished goods                       1,032             1,174
                                        ---------         ---------
                                        $   9,693         $  11,607
                                        =========         =========

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

Results of Operations

First Nine Months of 1995 Compared with First Nine Months of 1994

Sales in the first nine months of 1995 were $67.7 million compared with $68.1 million in 1994. Sales in the Defense and Space Systems segment decreased by 8% to $39.1 million as a result of a decrease in airborne mine countermeasure systems sales which was partially offset by higher command and control systems, sonar sales, and higher sales of space flight systems. The Industrial Products segment sales increased 12% to $28.6 million primarily as a result of increased sales of natural gas refueling stations, fiber composite and acoustic products.

Earnings from operations (before general corporate expense allocations) in the first 9 months of 1995 were $5.5 million, compared with a loss of $7.4 million in the first nine months of 1994. Included in the 1994 nine month results were charges, net of a pension plan gain of $1.4 million, of approximately $6.8 million related to the Company's restructuring and consolidation plan, as well as other items. Included in the 1995 nine month results was a similar pension gain, mentioned above, of $0.6 million. Operating earnings in the Defense and Space systems segment were $3.2 million in the first nine months of 1995, as compared to a loss of $2.7 million for the same period in 1994 which included approximately $3.0 million of the net charges mentioned above. The improvement in earnings, exclusive of the net charges, results primarily from an improvement in the Electro-Optics business unit as well as higher margins in the segment in general. The Industrial Products segment recorded operating earnings of $2.3 million in the first nine months of 1995, compared with a loss of $4.7 million for the same period in 1994 which included approximately $3.8 million of the net charges mentioned above. The improvement in earnings, exclusive of the net charges, results primarily from improved margins on increased sales of fiber composite and acoustic products.

Selling, general and administrative expenses in the first nine months of 1995 were $12.0 million, essentially the same as the $12.1 million for the same period in 1994.

Company sponsored research and development expenditures decreased 70% from the like 1994 period to $1.0 million. This reduction was approximately the same in each segment and resulted from the termination in 1994 of research and development at EDO Sports, a shift from Company sponsored to customer sponsored research and development at the Marine and Aircraft Systems unit, and a more selective approach to development efforts at all business units.

Interest expense, net of interest income, declined to $0.9 million in the first nine months of 1995 compared with $1.6 million in the like period of 1994 due to an increase in interest income in 1995 as a result of higher investible funds. The Company reported net earnings available to common shares of $869,000, or $0.15 per share in the first nine months of 1995, compared to a net loss of $9,676,000 or $(1.75) per share a year ago. Earnings per share calculations were based on weighted average of 5.7 million shares outstanding for the first nine months of 1995, and 5.5 million shares for the like period in 1994.


Liquidity and Capital Resources

The Company's cash and cash equivalents increased $1.2 million from December 31, 1994 to $19.3 million at September 30, 1995

The Company has an ESOT loan obligation that is currently $13.2 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has acquired $5.7 million of such debentures through September 30, 1995 at prevailing market prices. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in 1996.

In February 1995, the Company renegotiated its ESOT obligation agreement with a bank to waive and or amend the covenants with which the Company was non-compliant at December 31, 1994, extend the effective date of the option to cancel or refinance the obligation to April 1, 1996, and secure the debt with its accounts receivable, inventory, machinery and equipment. In addition, the bank provided the Company a $5 million secured line of credit. In June 1995, the Company further renegotiated the effective date of the option mentioned above to April 1, 1997. In November 1995, the Company negotiated an increase in its $5 million secured line of credit to $15 million for short-term borrowings and letters of credit.

Capital expenditures in the first nine months of 1995 amounted to $1.6 million. The total expenditure for 1995 is expected to be approximately $2.0 million.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

As explained in the Company's 1994 Annual Report, the Company is involved in an environmental matter for which management believes it is covered by liability insurance for all of the unreimbursed costs it incurs. The liability of the Company at September 30, 1995 associated with this matter is $6.3 million. The majority of such costs will be expended over the next two years.

The Company modified its post retirement health care benefit plan in 1995, has an unrecognized net gain from 1994, and has adjusted the discount rate used to calculate the obligation. The net effect of these changes will be to reduce its post retirement liability in the future by approximately $8.0 million.

The Company believes it has adequate liquidity and sufficient capital resources to fund its current operating plans.

Backlog

The backlog of unfilled orders at September 30, 1995 stood at $92.1 million compared with $77.7 million a year ago and $79.6 million at December 31, 1994. The increased backlog occurred primarily in the Company's Defense and Space Systems segment.

                          PART II - OTHER INFORMATION

Item 5. Other Information

        None

Item 6(a). Exhibits

        27 - Financial Data Schedule.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   EDO Corporation
                                                     (Registrant)


                                          by:       K. A. Paladino
                                             -----------------------------
                                                Vice President-Finance
                                                    and Treasurer
                                             (Principal Financial Officer)


Dated:  November 14, 1995