Form 10-K405
period 1995-12-31
EDO CORP
filed 1996-03-22
CIK 31617

-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1995                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
      New York                                           11-0707740

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

State  the  aggregate  market  value  of  the  voting  stock  held  by non-affiliates  of  the  Registrant  as  of March 5, 1996 ......... $28,341,474

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 5, 1996 ................................. 5,940,539

                      Documents Incorporated by Reference

Portions of the Definitive Proxy Statement of the Registrant, dated March 22, 1996, are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                               Table of Contents

PART I ..............................................................       1
ITEM 1. BUSINESS ....................................................       1
 DEFENSE AND SPACE SYSTEMS ..........................................       1
  Marine and Aircraft Systems .......................................       1
   Aircraft Stores Suspension and Ejection Systems ..................       1
   Airborne Mine Countermeasures Systems ............................       1
  Combat Systems ....................................................       2
   Command and Control Systems ......................................       2
   Antisubmarine Warfare Sonar ......................................       2
  Electro-Optics Systems ............................................       2
 INDUSTRIAL PRODUCTS ................................................       2
  Acoustic Products .................................................       2
  Ceramics ..........................................................       3
  Fiber Science .....................................................       3
  EDO Energy ........................................................       3
 RESEARCH AND DEVELOPMENT ...........................................       3
 MARKETING AND INTERNATIONAL SALES ..................................       4
 BACKLOG ............................................................       4
 GOVERNMENT CONTRACTS ...............................................       5
 COMPETITION AND OTHER FACTORS ......................................       5
 EMPLOYEES ..........................................................       5
ITEM 2. PROPERTIES ..................................................       6
ITEM 3. LEGAL PROCEEDINGS ...........................................       6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........       6
PART II .............................................................       6
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS .........................................       6
ITEM 6. SELECTED FINANCIAL DATA .....................................       6
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ...................................       6
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................       6
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE ....................................       6
PART III ............................................................       6
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........       6
ITEM 11. EXECUTIVE COMPENSATION .....................................       6
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT .............................................       7
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............       7
PART IV  ............................................................       7
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K ........................................       7
SIGNATURES ..........................................................       9
Selected Financial Data .............................................      10
Management's Discussion and Analysis of Financial Condition
and Results of Operations ...........................................      11
Consolidated Statements of Operations ...............................      15
Consolidated Balance Sheets .........................................      16
Consolidated Statements of Shareholders' Equity .....................      17
Consolidated Statements of Cash Flows ...............................      18
Notes to Consolidated Financial Statements ..........................      19
INDEPENDENT AUDITORS' REPORT ........................................      27
QUARTERLY FINANCIAL INFORMATION (UNAUDITED) .........................      28

PART I

ITEM 1. BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

Principally a designer and manufacturer of advanced electronic, acoustic, aerodynamic and hydrodynamic equipment for military applications and marine and aviation markets, the Company has been pursuing the application of its sophisticated and diverse defense-related technologies to civilian and commercial markets.

The Company organizes its business into two segments: Defense and Space Systems; and Industrial Products. A description of the principal products of the Company within the two industry segments is set forth below. During 1993 and 1994, the Company adopted and implemented a restructuring plan which consisted of the discontinuance of the Company's defense business in Canada, the relocation of some United States production from New York to less costly locations, the related disposition of non-productive assets (principally land and buildings), and work force reductions. Additionally, information about the Company's restructuring plan is contained in Note 2 on page 20 of this Report. Certain business segment information on the Company's operations is set forth in Note 18 on page 26 of this Report.

DEFENSE AND SPACE SYSTEMS

The Company's defense and space operations, which accounted for 57%, 62% and 69% of sales for 1995, 1994 and 1993, respectively, are conducted by three separate business units which comprise the division. These business units are Marine and Aircraft Systems located in College Point, New York, Combat Systems located in Chesapeake, Virginia, and Electro-Optics located in Shelton, Connecticut. In 1994 all sonar related business was transferred from the Marine and Aircraft unit to the Combat Systems unit. As a result, the Marine and Aircraft unit in New York is now dedicated to mechanical and structural products and the military electronics/software design business is conducted at Combat Systems.

Marine and Aircraft Systems

The Marine and Aircraft business unit designs, develops and manufactures sophisticated mechanical, electromechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the business unit provides logistics support for its products following initial hardware deliveries including spare and repair parts, training and technical services. The revenue from these support functions are a significant portion of sales. The major products of the Marine and Aircraft business unit are Aircraft Stores Suspension and Ejection Systems and Airborne Mine Countermeasure Systems. This business unit also continues to manufacture and support general aviation floats, and also designs and manufactures speed measuring equipment for municipal rapid transit trains.

Aircraft Stores Suspension and Ejection Systems

The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms (JRM) for the U.S. Navy F-14 aircraft. In 1995 the Company continued production of BRUs for the F-15E under new orders received at the end of 1993 and in 1995, provided spare parts support for Tornado ERUs previously produced and completed delivery of the prototype of a new BRU for an international customer. In addition, the Company completed its efforts on a technology program for the U.S. Air Force for a dual mode launcher and continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) missile launcher for the F-22 air superiority fighter. Funded development for this missile launcher, which employs new internal carriage technology, is expected to continue throughout 1996. For 1995, 1994 and 1993, respectively, sales of aircraft stores suspension and ejection systems represented 17%, 18%, and 12% of consolidated net sales.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. In 1994, the Company completed development of a funded upgrade to the MK 105. The upgraded system was delivered to the U.S. Navy for testing and evaluation. These tests were completed in the first half of 1995. The first production contract for this upgrade was received at the end of 1995. In 1994, the Company began work on a new U.S. Navy funded contract to develop a lightweight self contained helicopter towed magnetic sweep for shallow water applications. This develop-ment continued throughout 1995 and is scheduled for U.S. Navy test and evaluation in 1996.

In addition, the Company continued to provide logistic support for MK 105 systems previously provided to both the U.S. Navy and an international customer. For 1995, 1994 and 1993, respectively, sales of airborne mine countermeasures systems represented 4%, 12% and 13% of consolidated net sales.

Combat Systems

The Combat Systems business unit designs, develops and produces combat systems equipment including command, control and communications systems, and antisubmarine warfare (ASW) systems. In addition, the business unit provides logistic support including spare and repair parts, training and technical services for its products.

Command and Control Systems

This business designs, develops and produces command, control and communications systems such as digital tactical data links for domestic and international military customers. In 1995 Combat Systems completed deliveries of tactical data links to an international navy customer. Additionally in 1995, the business unit continued development of an integrated command and control system for the U.S. Air Force, with final delivery of that system scheduled in 1996. The business unit was awarded new contracts for new command and control systems for two international military customers in 1995.

Antisubmarine Warfare Sonar

The Company has been a supplier of ASW systems for more than forty years. In 1994 this business was transferred from the New York business unit to the business unit in Virginia. In 1995, efforts were completed on the production, delivery and installation of a surface ship sonar for an international customer. Additionally in 1995, development and testing continued for a new passive/active sonar system variation of the AN/SQR-18A(V) for the U.S. Navy. This program is scheduled for continued work in 1996 and 1997. Logistic, maintenance and training support was provided for EDO sonar systems installed in the now decommissioned U.S. Navy FF-1052-class ships which are in service with several international navies through the foreign military sales (FMS) program. For 1995, 1994 and 1993, respectively, sales of sonar systems represented 9%, 10% and 15% of consolidated net sales.

Electro-Optics Systems

The Electro-Optics business unit primarily designs, develops and manufactures electro-optical products and systems for satellites. The primary products are infrared earth sensors which are used to provide satellites with information relative to stabilization and orbit position. In 1995, Electro-Optics continued to provide earth sensor assemblies for Hughes communication satellites, the U.S. Air Force Global Positioning Satellite System, Orbital Science's ORBCOM digital data transmission system and NASA's Tropical Rainfall Measurement System. In addition, Electro-Optics continued development of an earth sensor assembly for the Motorola/Lockheed Iridium (TM) communication satellite constellation and was awarded a contract to develop and produce sensors for the Loral/DASA Globalstar (TM) communication satellite. For 1995, 1994 and 1993, respectively, sales of spaceflight systems represented 12%, 8% and 13% of consolidated net sales. Electro-Optics also manufactures a line of imaging instruments for design and quality analysis of semiconductors.

INDUSTRIAL PRODUCTS

In 1994, the business units that are primarily related to non-military markets were reorganized into one division, the Industrial Products Division. Included in the division are Acoustic Products, Ceramics, Fiber Science, and the two energy-related operations, EDO (Canada) Ltd. and EDO ANGI. The Acoustic Products business unit, located in Salt Lake City, supplies all the other Industrial Products Division business units with support services as required. EDO Sports, a business unit dedicated to the production of composite sporting products, was discontinued in late 1994. The Industrial Products Division accounted for 43%, 38% and 31% of sales for 1995, 1994 and 1993, respectively.

Acoustic Products

The Acoustic Products business unit concentrates on industrial/commercial applications of acoustic technology. Standard product lines are focused on the precision measurement of velocity of objects in water or fluid streams. The Company has invested in recent years in this technology. Most undersea vehicles, both military and commercial, now carry the Company's velocity measurement instruments.

The Company has entered production of a new instrument product line, a precision Current Profiler, which will be used by the environmental sciences industry to map ocean and river currents. It was developed in a joint program with a major European company. Military transducer design and production also continues to be done at the Acoustic Products busi-ness unit that provides all of the Company's commercial transducers as well.

The Acoustic Products unit is developing products for the active noise and vibration control marketplace. This new initiative, started in 1993, is intended to apply the Company's expertise in piezoceramic materials and transducers to the problems of vibration reduction emanating from industrial machinery. The Company is currently working on a partially government funded program for vibration reduction in precision machine tools, specifically cylindrical grinders.

Ceramics

The Division's Ceramics business unit, located in Salt Lake City, is one of North America's largest manufacturers of piezoceramics components. Piezoceramic elements convert acoustic to electrical energy and form the basis of many industrial and commercial products ranging from military sonars to ink jet printers. The Company has automated and improved this unit's production process and converted from its military orientation of the mid 80s to its current position as a leading supplier to the industrial market.

Fiber Science

In 1994, the Company decided to focus its Fiber Science business unit on the development and production of its traditional composite water and waste tanks for the commercial aviation market. This concentrated technical and marketing effort yielded long term production contracts from Boeing and Airbus plus the Company's first conformal water tank for a Canadair regional aircraft. This new product line provides Fiber Science an entree into a new and potentially larger, worldwide market for regional aircraft.

While concentration on water and waste tanks is the primary mission of Fiber Science, the Company continues to pursue programs in new expanding commercial markets. This resulted, in 1994, in receipt of a contract to provide composite blades for wind powered electrical generating turbines. Production under this program is scheduled through 1996.

Fiber Science has introduced a new line of composite pressure vessels for use in air start reservoirs on large trucks. This product will be marketed in conjunction with a large, U.S. manufacturer of truck air-start systems.

EDO Energy

The Company's principal thrust into energy markets relates to the use of natural gas as an alternative vehicle fuel. EDO Energy was formed to focus the Company's efforts and coordinate the activities of its two energy-related operations: EDO (Canada) Ltd. and EDO ANGI. The Company is approaching the market from several directions: EDO Energy provides complete turnkey integrated natural gas vehicle (NGV) conversion systems to large commercial fleets, EDO ANGI supplies complete natural gas refueling stations and engine conversion systems, and EDO (Canada) Ltd. designs and manufactures the LiteRider (R) cylinder, a composite, lightweight pressure tank for natural gas.

EDO Energy continues to pursue the conversion of large taxi fleets to natural gas. The Company received in 1995 a demonstration program to convert twenty-five New York City taxis to natural gas. This program will continue through 1996. EDO Energy is now pursuing international programs for the conversion of bus fleets.

EDO (Canada) Ltd. is dedicated to the production of all composite NGV fuel tanks. Using basic technology transferred under license from the Company's Fiber Science business unit, EDO (Canada) Ltd. developed and is now producing what the Company believes to be the safest and lightest NGV fuel tank on the market, the EDO LiteRider (R) cylinder. The LiteRider (R) cylinder has received significant acceptance in the marketplace, especially in applications where weight is a premium. The natural gas transit bus market is an application where the Company continues to make substantial sales.

In late 1995, EDO (Canada) Ltd., previously a 60% common share-owned subsidiary of the Company, sold common and preferred shares representing approximately a 16.5% common share interest in EDO (Canada) Ltd., to three companies for CAN$5,000,000 reducing the Company's common-share ownership to just over 50%.

RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 92 employees in the fields of acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop technology for new products or to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs in the Defense and Space Systems segment. Major customer-sponsored research and development programs include: continued development of improvements to the AN/SQR-18A(V) TACTAS system, improvements to the MK 105 mine countermeasures system, development of a new shallow-water mine countermeasure system, development of a combat integration system, development of new and improved stores launchers, and development of new earth and sun sensors for satellites.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding. During 1994, expenditures for customer-sponsored research and development rose 30% over 1993 due primarily to increased funding in aircraft stores launching systems and satellite earth sensors. In 1995 expenditures declined 26% from1994, primarily as a result of less available funding, consistent with the general decline in military spending.

Company-sponsored research and development has contributed to a number of advances in sonar systems, transducers, stores release systems, mine countermeasure systems, digital data links, filament-wound structures, and compressed natural gas composite fuel tanks.

Principal current research and development involves: image and signal processing and other improvements for combat systems, improvements to minesweeping technology, continued development of satellite-based sensors, composite fuel cylinders and refueling equipment for the compressed natural gas vehicle market, and development of composite pressure vessels for the truck and train market.

The following table sets forth research and development expenditures for the periods presented.

                                          Year Ended December 31,
                                       1995        1994        1993
                                            (in thousands)
             ------------------------------------------------------
             Customer-sponsored    $ 13,600    $ 18,400    $ 14,100
             Company-sponsored        1,500       3,200       6,000
             Total                 $ 15,100    $ 21,600    $ 20,100
             ------------------------------------------------------

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

Products within the Industrial Products segment are sold in industrial and commercial markets. In foreign markets, piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives. The Company's NGV products are generally sold through independent distributors and dealers to end users, and by Company personnel to original equipment manufacturers. The Company's EDO Energy subsidiary provides marketing for integrated NGV programs.

It is the Company's policy to denominate all foreign contracts from its U.S. operations in U.S. dollars and generally to incur no significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts. The Company's only significant asset outside the United States is its majority-owned subsidiary, EDO (Canada) Ltd., which represents approximately 7% of the Company's total consolidated assets.

BACKLOG

A significant portion of the Company's sales are made to the U.S. armed services and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these government contracts. As of December 31, 1995, the Company's total backlog was approximately $89.7 million, as compared with $79.6 million on December 31, 1994. Of the total backlog as of December 31, 1995, approximately 70% was scheduled for delivery in 1996. Total backlog as of December 31, 1995, divided between the Company's two industry segments, was Defense and Space Systems, $64.1 million, and Industrial Products, $25.6 million, as compared, respectively, with $52.4 million and $27.2 million as of December 31, 1994.

GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 37% of the Company's 1995 net sales compared with 53% in 1994 and 56% in 1993, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

The Company's contracts with the Department of Defense consist of fixed price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require the Company to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment is made in the Company's fee based on attainment of scheduling, cost, quality or other goals. The distribution of the Company's government contracts among the categories of contracts referred to above varies from time to time, although in recent years only a small percentage of the Company's contracts have been on a cost-reimbursable or incentive basis.

COMPETITION AND OTHER FACTORS

Some of the Company's products are sold in markets containing a number of competitors substantially larger than the Company and with greater financial resources. Direct sales of military products to U.S. and foreign governments are based principally on product performance and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.

The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless the Company has actually received a long-term sales contract requiring them. The Company believes that most of the items it purchases are obtainable from a variety of suppliers and it normally obtains alternative sources for major items, although the Company is sometimes dependent on a single supplier or a few suppliers for some items. EDO (Canada) Ltd. is largely dependent on a single supplier for its carbon fiber although the Company is currently evaluating other sources.

It is difficult to state precisely the Company's market position in all of its market segments because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores ejectors for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasure systems, piezoelectric ceramics, satellite attitude and position sensors, and composite natural gas vehicle tanks.

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

EMPLOYEES

As of December 31, 1995, the Company employed 846 persons.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                 Age   Position and Term of Office
-------------------------------------------------------------------------------
Robert M. Hanisee     57   Chairman of the Board since 1994 and Director since
                            1992.
Frank A. Fariello     61   President since 1993, Chief Executive Officer since
                            1994 and Director since 1982.
William J. Frost      54   Vice President, Administration since 1994.
Marvin D. Genzer      55   Vice President since 1990, General Counsel since
                            1988, and Secretary since 1995.
Ira Kaplan            60   Vice President since 1995,
J. Douglas Moore      50   Vice President since 1995,
Kenneth A. Paladino   38   Vice President-Finance and Treasurer since 1995,
-------------------------------------------------------------------------------

Each executive officer is appointed by the Board of Directors (the "Board"), and holds office until the first meeting of the Board following the next succeed-ing annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2. PROPERTIES

All operating properties are leased facilities. The College Point corporate headquarters and manufacturing facility had been owned until early 1996 when it was sold. The Company's facilities are adequate for present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 16 on page 26 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.

       -----------------------------------------------------------------
                                                            Approximate
                                                             Floor Area
          Location                                          (in sq. ft.)
       -----------------------------------------------------------------
       Defense and Space Systems:
        Marine and Aircraft         College Point, NY         100,000
        Combat Systems              Chesapeake, VA             17,000
        Electro-Optics              Shelton, CT                72,000
       Industrial Products:
        Acoustic Products
         and Ceramics               Salt Lake City, UT        117,000
        Fiber Science               Salt Lake City, UT        105,000
        EDO (Canada) Ltd.           Calgary, Alberta, Canada   65,000
        EDO ANGI                    Milton, WI                 31,000
       -----------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14, and in Note 17 on page 26 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" and "Dividends" on page 14, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 17 and Notes 9 and 10 on page 21 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 10 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 14 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG Peat Marwick LLP and the unaudited "Quarterly Financial Information" are set forth on pages 15 through 28 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under "Election of Directors" and "The Board of Directors and Its Committees" on pages 1 through 3 of the Company's Proxy Statement dated March 22, 1996, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under "Compensation of Executive Officers" on pages 5 through 9 of the Company's Proxy Statement dated March 22, 1996, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth on pages 4 and 15 of the Company's Proxy Statement dated March 22, 1996, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is set forth under the headings "The Board of Directors and Its Committees" on page 3, and "Compensation Committee Interlocks and Insider Participation" on page 7 of the Company's Proxy Statement dated March 22, 1996, which is incorporated by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993, together with the report thereon of KPMG Peat Marwick LLP, independent auditors, dated February 14, 1996, appear on pages 15 through 28 of this Report.

2. Financial Statement Schedules.

Schedules have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988. Incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(a) Indenture dated December 1, 1986 between Chemical Bank as successor in interest to Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

4(h) Amendment No. 8 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective February 10, 1995. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4(i) Amendment No. 9 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1995.

10(a)* EDO Corporation 1980 Stock Option Plan, as amended through July 22, 1988. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)* EDO Corporation 1985 Stock Option Plan, as amended through January 24, 1989. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and two employees. Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 31 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and fifteen current Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(i) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EDO CORPORATION (Registrant)

Dated: March 22, 1996                       By:  Kenneth A. Paladino
                                               ------------------------------
                                                 Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 22, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature   Title

Kenneth A. Paladino   Vice President-
                       Finance and Treasurer
Robert M. Hanisee     Chairman of the Board
Frank A. Fariello     President, Chief Executive
                       Officer and Director
William J. Frost      Vice President-
                       Administration
Marvin D. Genzer      Vice President, General
                       Counsel and Secretary
Ira Kaplan            Vice President-Defense             Kenneth A. Paladino
                       and Space Systems Division       ---------------------
J. Douglas Moore      Vice President-Industrial            Attorney-in-Fact
                       Products Division
Robert E. Allen       Director
Robert Alvine         Director
Mellon C. Baird       Director
George M. Ball        Director
Alfred Brittain III   Director
Joseph F. Engelberger Director
Michael J. Hegarty    Director
George A. Strutz, Jr. Director

Selected Financial Data
EDO Corporation and Subsidiaries
(Not Covered by Independent Auditors' Report)
-------------------------------------------------------------------------------
                             1995       1994        1993       1992       1991
                                  (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Summary of Operations
Net sales:
 Defense and
  Space Systems          $ 52,055     56,568      71,944     92,964    109,074
 Industrial
  Products                 39,058     34,034      32,194     32,807     36,619
-------------------------------------------------------------------------------
                         $ 91,113     90,602     104,138    125,771    145,693
===============================================================================
Operating earnings
 (loss):
  Defense and
   Space Systems         $  5,779     (6,546)a    (6,908)a   12,140     12,020
  Industrial Products       1,600    (14,139)b       460      2,499     (2,716)
  General corporate
   expense                 (3,806)    (4,711)     (4,146)    (4,281)    (3,785)
-------------------------------------------------------------------------------
                            3,573    (25,396)    (10,594)    10,358      5,519
Net interest expense       (1,179)    (2,109)     (2,201)    (2,504)    (2,404)
Other income
 (expense), net               (41)       335      (1,390)      (443)      (585)
-------------------------------------------------------------------------------
Earnings (loss)
 before Federal and
 foreign income taxes,
 cumulative effect of
 accounting change,
 minority interest
 and extraordinary gain     2,353    (27,170)    (14,185)     7,411      2,530
Provision (benefit) for
 Federal and foreign
 income taxes                   -     (3,800)     (4,901)     1,684        458
-------------------------------------------------------------------------------
Net Earnings (loss)
 before cumulative
 effect of accounting
 change, minority
 interest and
 extraordinary gain         2,353    (23,370)     (9,284)     5,727      2,072
===============================================================================
Net Earnings (loss)         2,660    (22,556)a,b (16,348)a,c  5,677      1,809
Dividends on
 Preferred Shares           1,239      1,333       1,406      1,455      1,495
-------------------------------------------------------------------------------
Net Earnings (loss)
 available for
 common shares           $  1,421    (23,889)a,b (17,754)a,c  4,222        314
===============================================================================
Per Common Share Data
Primary net
 earnings (loss)         $   0.25      (4.30)a,b   (3.28)a,c   0.78       0.05
Fully diluted
 net earnings            $   0.20      (4.30)a,b   (3.28)a,c   0.69       0.05
Average number of
 shares outstanding-
 primary                    5,768      5,551       5,415      5,389      5,298
Cash dividends
 per common share        $      -       0.14        0.28       0.28       0.28
Other Information
Working capital          $ 37,672     31,150      41,065     52,022     47,468
Depreciation and
 amortization of
 fixed assets            $  4,955      6,047       6,451      6,460      6,196
Plant and equipment
 expenditures, net       $  1,943      2,411       4,517      4,566      5,609
Total assets             $103,499    102,077     123,405    133,348    137,098
Long-term debt           $ 29,317     29,317      29,317     30,544     30,577
ESOT loan obligation     $ 12,887     14,007      15,045     16,005     16,895
Shareholders' equity     $ 14,162     10,750      34,286     52,369     50,032
Backlog of
 unfilled orders         $ 89,658     79,569      89,203     94,200    116,279
-------------------------------------------------------------------------------

a Includes restructuring charges of $1,127 and $9,800 in 1994 and 1993, respectively, relating to the discontinuance, relocation and downsizing of certain operations.

b Includes a $5,400 write off of a previously established receivable in anticipation of the recovery of remediation costs related to a superfund site.

c Includes the cumulative effect of change in accounting for postretirement health benefits, as required by the adoption of SAFS No. 106, of $9,400, net of taxes, or $1.74 per share on primary net earnings.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Business Environment

In 1995 the Company returned to profitability after two consecutive years of losses. The effects of cost reduction, consolidation of operations, and the containment of development costs on certain programs all contributed to the improved operating results.

Revenues derived from the defense business base continued to decline in 1995; however, at year end, the backlog of unfilled orders in this area increased $11.7 million over that at year end 1994. Additionally, overall backlog increased 13% over that of 1994.

Consistent with the Company's continuing efforts to consolidate operations and eliminate excess facilities, the Company sold its College Point, NY facility in January 1996.

Results of Operations - 1995 Compared to 1994

Sales for 1995 were $91.1 million, a 1% increase when compared with sales of $90.6 million in 1994. Sales in the Defense and Space Systems segment decreased 8% to $52.1 million, due primarily to delays in expected awards in some military programs offset in part by increases in satellite system product sales. Sales in the Industrial Products segment increased by 15% to $39.1 million where increases were recorded in each of the business units.

A profit from operations of $3.6 million was recorded in 1995 as compared to a loss of $25.4 million in 1994. Included in 1994 results were charges, net of a pension curtailment gain of $1.4 million, that amounted to approximately $17.4 million as described below in the comparison of 1994 results to 1993. Exclusive of the effects of these net charges, the Company in general experienced improvements in all of its operations. In addition, significant losses previously incurred on certain fixed-price development contracts, which included one for the development of a new earth sensor, did not recur in 1995. While in 1995 the revenues in the energy business units increased over 1994, operating results continue to be adversely affected by the length of time it is taking for the markets to grow to the anticipated levels.

The results of operations of the Defense and Space Systems segment were a profit, before general corporate expense allocations, of $5.8 million as compared to a loss of $1.0 million (excluding the net charges mentioned above) in 1994. The improvement in earnings, exclusive of the net charges, results primarily from an improvement in the Electro-Optics business unit, higher margins in the segment in general and inclusion of a pension curtailment gain of $0.6 million.

The Industrial Products segment recorded a profit, before general corporate expense allocations, of $1.6 million as compared to a loss of $0.8 million (excluding the net charges mentioned above) in 1994. The improvement in earnings, exclusive of the net charges, results primarily from improved margins on increased sales of fiber composite and acoustic products.

Selling, general and administrative expenses decreased to $17.0 million from $18.7 million, (excluding a $3.6 million reserve on a foreign receivable) in 1994 principally as a result of the effects of cost reduction efforts. Company sponsored research and development expenditures decreased 53% to $1.5 million. Reductions occurred in both segments, primarily as a result of a more selective approach to, and customer sponsoring of, important Company development programs. Customer-sponsored research and development included in cost of sales, which occurs primarily in the Defense and Space Systems segment, declined $4.8 million to $13.6 million consistent with the general decline in available government development programs.

Interest expense, net of interest income, decreased 43% to $1.2 million from $2.1 million in 1994 primarily due to increased interest income on higher average balances of interest earning assets. Interest expense primarily represents the interest paid on the 7% Convertible Subordinated Debentures due 2011.

In 1995, the Company did not have a provision for Federal and foreign income taxes due to the realization of benefits related to certain deductible temporary differences and preferred stock dividends.

The net earnings, before the minority interest, in 1995 of $2.4 million compares to a net loss in 1994 of $23.4 million. The primary net earnings per share was $.25 as compared to a net loss of $4.30 in 1994. Primary earnings per share calculations were based on a weighted average of 5.8 million and 5.6 million shares outstanding in 1995 and 1994, respectively. The Company's 1995 year end backlog was $89.7 million compared to $79.6 million in 1994. The increase occurred principally in the Defense and Space Systems segment.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $7.5 million in 1995 to $25.6 million at December 31, 1995 which was the third consecutive year the Company generated positive cash flow. This increase primarily resulted from $7.2 million of cash generated from operations, which included the receipt of $3.6 million for a refund of prior year Federal income taxes. In addition, $3.5 million was received from the sale of newly-issued capital stock of the Company's subsidiary, EDO (Canada) Ltd. These cash flows were partially offset by $3.2 million of cash outflows used for capital expenditures and payment of preferred share dividends.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures due 2011. In accordance with authorization from the Board of Directors, the Company has acquired $5.7 million of these debentures through December 31, 1995 at prevailing market prices. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in 1996.

The Company also has an ESOT loan obligation with a balance of $12.9 million at December 31, 1995. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. During 1995, the Company renegotiated the ESOT obligation agreement to extend the effective date of the option to cancel or refinance the obligation to April 1, 1997. Also in 1995, the Company negotiated an increase in its $5.0 million secured line of credit which expires on June 30, 1996 to $15.0 million. No borrowings are outstanding under the line of credit as of December 31, 1995.

In January of 1996 the Company completed the sale of its College Point corporate headquarters and manufacturing facilities. Net proceeds of the sale approximated the carrying value of the related net assets and were comprised of cash of approximately $2.0 million, net of expenses, notes of $4.6 million and other consideration including prepaid rent for the portion of the facility currently utilized, approximately one-third of the 320,000-square foot facility. Net capital expenditures in 1995 were $1.9 million as compared to $2.4 million in 1994.

The Company is incurring costs in connection with the remediation of a superfund site. The Company has recovered some of the costs from its insurance carriers and other parties (note 17). The Company has expensed all of the costs it has incurred, as well as a discounted estimate of all future costs related to this matter. The liability for these future costs at December 31, 1995 is $5.7 million of which $1.9 million is classified as a current obligation. Approximately half of the $5.7 million liability will be expended over the next two years.

As described in Note 15, during 1995, the Company modified its postretirement healthcare plan which has resulted in an unrecognized gain of approximately $5 million. This gain will be recognized over a period of approximately 6 years as a reduction of the annual charge for postretirement healthcare costs.

The Company believes that it has adequate liquidity and sufficient capital resources to fund its current operating plans.

Impact of New Accounting Standards

In October of 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in Statement No. 123.

FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," must be adopted by the Company in 1996. Statement No. 121 requires, among other things, that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management does not believe that the implementation of Statement No. 121 will have a material impact on the Company's financial position or results of operations.

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

A loss from operations of $25.4 million was recorded in 1994 as compared to a loss of $10.6 million in 1993. Included in 1994 results in the Industrial Products segment is the write off of a receivable of $5.4 million established in anticipation of the recovery of remediation costs related to a superfund site as explained in Note 17. Also included in 1994 and 1993 operating results are restructuring charges of $1.1 and $9.8 million, respectively, which are more fully explained in Note 2 to the Consolidated Financial Statements.

In addition to the charges mentioned above, the 1994 operating results include $12.3 million of charges as follows: $2.9 million related principally to the write-down of non-productive assets; $2.2 million of inventory write-downs; $4.9 million for reserves against various receivables deemed uncollectible; and $2.3 million for the discontinuance of commercial product initiatives, principally EDO Sports. In addition, a significant portion of the remaining operating loss the Company incurred was due to unabsorbed overhead as a result of lower than expected revenue combined with cost overruns on certain fixed price development programs, principally in the satellite systems unit. These losses should not recur since the major technical hurdles associated with these development programs have substantially been overcome and revenue levels in this unit are expected to improve. Start up costs in the energy business units further contributed to the overall operating loss. Future operating results of the energy business units will continue to be affected by the length of time it takes for markets to further develop for the Company's products.

Excluding restructuring charges the results of operations of the Defense and Space Systems segment are a $5.5 million loss, before general corporate expense allocations, in 1994 as compared to earnings of $2.9 million in 1993. The 1994 loss is primarily due to lower sales volumes, write-downs of non-productive assets, inventory write-downs and cost overruns on fixed price development programs. Excluding the write off of the remediation receivable, the Industrial Products segment recorded an operating loss of, before general corporate expense allocations, $8.7 million compared to an operating profit of $0.5 million in 1993. This loss was primarily due to lower sales volumes, consolidation of facilities and write-offs of fixed assets, as well as reserves for accounts receivable, the discontinuance of EDO Sports and continuing start up costs in the energy business units.

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

Income tax benefits associated with the Company's loss for the year 1994 have been provided to the extent of available refunds. Benefits relating to the remaining carry over net operating losses will be recorded in 1995 to the extent realized. See Note 11 for a discussion of the current year's tax benefit.

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

Common Share Prices

EDO common shares are traded on the New York Stock Exchange. As of February 5, 1996, there were 2,722 shareholders of record (brokers and nominees counted as one each).

The price range in 1995 and 1994 was as follows:

              ---------------------------------------------------
                                 1995                  1994
                             High       Low       High       Low
              ---------------------------------------------------
              1st Quarter   3-7/8      3         7-1/4      5-3/4
              2nd Quarter   3-1/2      3         6-1/8      4-1/4
              3rd Quarter   5-7/8      3         4-7/8      2-7/8
              4th Quarter   6          4-3/8     4          3
              ---------------------------------------------------

Dividends

In the third quarter of 1994, the Board of Directors suspended cash dividends on the Company's common shares. The Company had paid quarterly cash dividends since the fourth quarter of 1976. Payments of future dividends rests within the discretion of the Board of Directors and will be considered once sustained profitability and adequate cash flow are achieved. The Company's ESOT guarantee agreement presently limits the payment of cash dividends. See Note 10 of the Consolidated Financial Statements.

Consolidated Statements of Operations
EDO Corporation and Subsidiaries
-------------------------------------------------------------------------------
                                                Years Ended December 31
                                          1995           1994           1993
                                       (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Income
 Net sales                              $ 91,113       $ 90,602       $104,138
 Other                                       537            380            556
-------------------------------------------------------------------------------
                                          91,650         90,982        104,694
-------------------------------------------------------------------------------
Costs and Expenses
 Cost of sales                            69,531         84,355         81,097
 Selling, general and administrative      17,043         22,291         17,181
 Research and development                  1,503          3,205          6,044
 Write off of environmental
  insurance receivable                         -          5,400              -
 Litigation settlement                         -              -          1,166
 Restructuring charges                         -          1,127          9,800
-------------------------------------------------------------------------------
                                          88,077        116,378        115,288
-------------------------------------------------------------------------------
Operating Earnings (Loss)                  3,573        (25,396)       (10,594)


Non-operating Income (Expense)
-------------------------------------------------------------------------------
 Interest income                           1,122            318            291
 Interest expense                         (2,301)        (2,427)        (2,492)
 Other, net                                  (41)           335         (1,390)
-------------------------------------------------------------------------------
                                          (1,220)        (1,774)        (3,591)
-------------------------------------------------------------------------------
Earnings (loss) before Federal
 and foreign income taxes,
 cumulative effect of accounting
 change and minority interest              2,353        (27,170)       (14,185)
Federal and foreign income tax benefit         -         (3,800)        (4,901)
-------------------------------------------------------------------------------
Net Earnings (Loss) Before Cumulative
 Effect of Accounting Change and
 Minority Interest                         2,353        (23,370)        (9,284)
Minority interest                            307            814          2,336
Cumulative effect of change in
 accounting for postretirement
 health and other benefits (net of
 taxes of $3,958)                              -              -         (9,400)
-------------------------------------------------------------------------------
Net Earnings (Loss)                        2,660        (22,556)       (16,348)
Dividends on preferred shares              1,239          1,333          1,406
-------------------------------------------------------------------------------
Net Earnings (Loss) Available
 for Common Shares                       $ 1,421      $ (23,889)     $ (17,754)
===============================================================================
Earnings (Loss) Per Common Share:
 Primary:
  Net earnings (loss) before
  cumulative effect of change
  in accounting                           $ 0.25        $ (4.30)       $ (1.54)
 Cumulative effect of change
  in accounting                                -              -          (1.74)
-------------------------------------------------------------------------------
Net Earnings (Loss)                       $ 0.25        $ (4.30)       $ (3.28)
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Fully diluted net earnings per share were $0.20 for 1995 and the same amounts as primary for 1994 and 1993.

Consolidated Balance Sheets
EDO Corporation and Subsidiaries
-------------------------------------------------------------------------------
                                                         December 31
                                                     1995           1994
                                           (in thousands, except share amounts)
-------------------------------------------------------------------------------
Assets
 Current assets:
 Cash and cash equivalents                       $  25,609       $  18,076
 Recoverable Federal income taxes                        -           3,649
 Accounts receivable                                26,786          24,175
 Inventories                                        10,330          11,607
 Prepayments                                         1,381           1,623
-------------------------------------------------------------------------------
         Total current assets                       64,106          59,130
-------------------------------------------------------------------------------
Property, plant and equipment, net                  14,133          25,845
Assets held for sale, net                            8,700               -
Cost in excess of fair value of net
 assets acquired, net                               10,258          10,837
Other assets                                         6,302           6,265
-------------------------------------------------------------------------------
                                                 $ 103,499       $ 102,077
===============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities        $  20,581       $  23,502
 Contract advances and deposits                      5,853           4,478
-------------------------------------------------------------------------------
         Total current liabilities                  26,434          27,980
-------------------------------------------------------------------------------
Long-term debt                                      29,317          29,317
ESOT loan obligation                                12,887          14,007
Postretirement obligation                           12,348          13,465
Environmental obligation                             3,769           4,405
Minority interest                                    4,582           2,153
Shareholders' Equity:
8% convertible preferred shares,
 par value $1 per share (liquidation
 preference $213.71 per share), authorized
 500,000 shares (71,001 issued in
 1995 and 75,292 in 1994)                               71              75
Common shares, par value $1 per share,
 authorized 25,000,000 shares
 (8,453,902 issued in both years)                    8,454           8,454
Additional paid-in capital                          37,847          39,330
Retained earnings                                   19,116          17,695
-------------------------------------------------------------------------------
                                                    65,488          65,554
Less: Treasury shares at cost (2,645,863
      shares in 1995 and 2,809,965
      shares in 1994)                              (37,604)        (39,937)
      Translation adjustment                          (835)           (860)
      ESOT loan obligation                         (12,887)        (14,007)
-------------------------------------------------------------------------------
           Total shareholders' equity               14,162          10,750
-------------------------------------------------------------------------------
                                                 $ 103,499       $ 102,077
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity
EDO Corporation and Subsidiaries
-------------------------------------------------------------------------------
                               1995               1994               1993
                                              (in thousands)
                          AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT   SHARES
-------------------------------------------------------------------------------
Preferred shares
 Balance at beginning
  of year               $    75       75   $    80       80   $    84       84
 Par value of shares
  converted                  (4)      (4)       (5)      (5)       (4)      (4)
-------------------------------------------------------------------------------
 Balance at end of year      71       71        75       75        80       80
-------------------------------------------------------------------------------
Common shares
-------------------------------------------------------------------------------
 Par value of
 shares issued            8,454    8,454     8,454    8,454     8,454    8,454
-------------------------------------------------------------------------------
Additional paid-in
 capital
  Balance at beginning
   of year               39,330             41,784             43,366
 Exercise of stock
  options                     -                 (5)                (9)
 Shares used for
  payment of directors'
  fees                     (137)                 -                  -
 Effect of sale of
  subsidiary's (EDO
   (Canada) Ltd.)
   capital stock            795                  -                  -
 Shares used for
  Long-Term
  Incentive Plans             -                  6                 11
 Conversion of
  preferred shares to
  common shares          (2,141)            (2,455)            (1,584)
-------------------------------------------------------------------------------
 Balance at end of year  37,847             39,330             41,784
-------------------------------------------------------------------------------
Retained earnings
 Balance at beginning
  of year                17,695             42,350             61,274
 Net earnings (loss)      2,660            (22,556)           (16,348)
 Common stock
  dividends: ($0.14 per
  share in 1994;
  $0.28 in 1993)              -               (766)            (1,514)
 Dividends on
  preferred shares       (1,239)            (1,333)            (1,406)
 Tax benefit associated
  with dividends paid
  on unallocated
  preferred shares            -                  -                344
-------------------------------------------------------------------------------
 Balance at end of year  19,116             17,695             42,350
-------------------------------------------------------------------------------
Treasury shares at cost
 Balance at beginning
  of year               (39,937)  (2,810)  (42,393)  (2,983)  (43,973)  (3,094)
 Shares used for
  exercise of stock
  options                     -        -         7        -        14        1
 Shares used for
  payment of
  directors' fees           188       13         -        -        -         -
 Shares used for
  Long-Term Incentive
  Plans                       -        -       (11)      (1)      (22)      (2)
 Shares used for
  conversion of
  preferred shares        2,145      151     2,460      174     1,588      112
-------------------------------------------------------------------------------
 Balance at end of year (37,604)  (2,646)  (39,937)  (2,810)  (42,393)  (2,983)
-------------------------------------------------------------------------------
Translation adjustment
 Balance at beginning
  of year                  (860)              (749)              (428)
 Adjustment during
  the year                   25               (111)              (321)
-------------------------------------------------------------------------------
 Balance at end of year    (835)              (860)              (749)
-------------------------------------------------------------------------------
ESOT loan obligation
 Balance at
  beginning of year     (14,007)           (15,045)           (16,005)
 Repayments made
  during year             1,120              1,038                960
-------------------------------------------------------------------------------
 Balance at end of year (12,887)           (14,007)           (15,045)
-------------------------------------------------------------------------------
Deferral under long-
 term incentive plans
 Balance at beginning
 of year                      -               (195)              (403)
 Shares used for
  Long-Term Incentive
  Plans                       -                  5                 12
 Amortization of
  Long-Term Incentive
  Plan deferred expense       -                190                196
-------------------------------------------------------------------------------
 Balance at end of year       -                  -               (195)
-------------------------------------------------------------------------------
Total Shareholders'
 Equity                 $14,162            $10,750            $34,286
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
EDO Corporation and Subsidiaries
-------------------------------------------------------------------------------
                                                  Years Ended December 31
                                               1995         1994         1993
                                                       (in thousands)
-------------------------------------------------------------------------------
Operating Activities:
 Net earnings (loss)                        $  2,660    $ (22,556)   $ (16,348)
 Adjustments to net earnings (loss) to
  arrive at cash provided by operations:
 Gain on sale of building                          -         (427)           -
 Write off of environmental
  insurance receivable                             -        5,400            -
 Write off of nonproductive fixed assets           -        1,739            -
 Restructuring charge                              -        1,127        9,800
 Cumulative effect of change in accounting
  for postretirement benefits                      -            -        9,400
 Depreciation and amortization                 5,534        6,625        6,836
 Investments in technology companies               -            -        1,000
 Common shares issued for employee
  benefits and directors' fees                    51          193          201
 Minority interest                              (307)        (814)      (2,336)
 Changes in:
  Accounts receivable                         (2,611)      14,108       11,072
  Inventories                                  1,277        6,548        3,840
  Prepayments, other assets and other         (1,523)          36          493
  Decrease (Increase) in recoverable
   and deferred income taxes                   3,649         (316)      (9,578)
  Accounts payable and accrued liabilities    (2,921)       1,356           79
  Contract advances and deposits               1,375       (2,801)         159
-------------------------------------------------------------------------------
Cash provided by operations                    7,184       10,218       14,618
Investing Activities:
 Purchase of property, plant and
  equipment, net                              (1,943)      (2,411)      (4,517)
 Proceeds from sale of subsidiary's
  (EDO (Canada) Ltd.) capital stock            3,531            -            -
 Acquisition of ANGI, net of cash acquired         -            -          (44)
 Proceeds from sale of building                    -        3,084            -
-------------------------------------------------------------------------------
Cash provided (used) by investing activities   1,588          673       (4,561)
Financing Activities:
 Payments of notes payable                         -            -       (1,189)
 Reduction of long-term debt                       -            -       (1,261)
 Payment of common share cash dividends            -         (766)      (1,514)
 Payment of preferred share cash dividends    (1,239)      (1,333)      (1,406)
-------------------------------------------------------------------------------
Cash used by financing activities             (1,239)      (2,099)      (5,370)
===============================================================================
Net increase in cash and cash equivalents      7,533        8,792        4,687
Cash and cash equivalents at
 beginning of year                            18,076        9,284        4,597
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year    $ 25,609    $  18,076    $   9,284
===============================================================================
Supplemental disclosures:
 Cash paid for:
  Interest                                  $  2,143    $   2,198    $   2,243
  Income taxes                              $    345    $     297    $     608
-------------------------------------------------------------------------------
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
December 31, 1995, 1994 and 1993
EDO Corporation and Subsidiaries

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

(c) Revenue Recognition

Sales under long-term, fixed price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries are made. Estimated losses on long-term contracts are recorded when identified. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made.

(d) Inventories

Inventories under long-term contracts and programs reflect all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of the Company's defense contracts), less the portion of such costs charged to cost of sales. Inventory costs in excess of amounts recoverable under contracts are charged to cost of sales when they become known. All other inventories are stated at the lower of cost (principally first -in, first-out method) or market.

(e) Depreciation and Amortization

Depreciation and amortization of property, plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balance of $1,286,000 and $1,395,000 is included in other assets at December 31, 1995 and 1994, respectively.

(f) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition cost of Barnes Engineering Company over the fair value of net assets acquired of approximately $11 million ($7.6 million, net of accumulated amortization at December 31, 1995) is being amortized on a straight-line basis over thirty years. The excess of the total acquisition costs of ANGI over the fair value of net assets acquired of approximately $3 million ($2.7 million, net of accumulated amortization at December 31, 1995) is being amortized on a straight-line basis over fifteen years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future earnings from the related businesses.

(g) Income Taxes

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

(h) Treasury Stock

Treasury stock is recorded at cost, with issuances from treasury stock recorded at average cost. Treasury stock issued for directors' fees is recorded as an expense for the fair market value of the stock on the issuance date.

(i) Earnings Per Share

Primary earnings per share amounts are determined by using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the year. Primary earnings per share amounts were based on 5,768,189, 5,550,868 and 5,415,046 shares outstanding for 1995, 1994 and 1993, respectively.

Fully diluted earnings per share are based on the assumption that the convertible debentures and pre-ferred shares, in the periods in which such securities are dilutive, are converted into common shares and their related interest and dividends are added back to net earnings, net of applicable income taxes. Fully diluted earnings per share were based on 7,037,876 shares outstanding for 1995. In 1993 and 1994 both the convertible debentures and preferred shares were antidilutive.

(j) Financial Instruments

The fair values of all financial instruments, other than long-term debt and the ESOT obligation (which have an aggregate fair value of $34,887,000), approximate book values because of the short maturity of these instruments (notes 9 and 10).

(k) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these financial statements are the estimated costs to complete contracts in process and the estimated remediation costs related to the environmental matter discussed in note 17. Actual results could differ from those and other estimates.

(2) Restructuring of Operations

During the fourth quarter of 1993, the Company adopted a restructuring plan to address the continuing worldwide decline in the defense and aerospace business, reduce costs and improve its competitiveness. This restructuring plan included the discontinuance of the defense portion of its business in Canada, the relocation of some United States production from New York to less costly locations, the related disposition of nonproductive assets (principally land and buildings) and work force reductions. The accompanying consolidated statements of operations reflect pretax charges of $1,127,000 and $9,800,000 for 1994 and 1993, respectively, relating to this plan, including approximately $3,620,000 in 1993 related to the discontinuance of the defense-related business in the Canadian operations and approximately $5,200,000 in 1993 relating to a write-down of a major portion of the Company's College Point production facility, which was the portion that had been placed for sale, and which sale was completed in January 1996 (note 7). The increase to the restructuring charge in 1994 principally resulted from a longer than anticipated holding period associated with the College Point production facility held for sale and severance costs.

As of December 31, 1995, substantially all expenditures related to the restructuring have been made and were consistent in all material respects with the original charges taken.

(3) Automotive Natural Gas, Inc. (ANGI) Acquisition

During December 1993, the Company acquired substantially all the assets and certain liabilities of ANGI. ANGI manufactures and installs pumping stations for natural gas refueling and vehicle conversion kits to allow the use of natural gas as an alternative fuel source.

The purchase price was $68,000 plus the assumption of certain liabilities that were in excess of the value of assets acquired by approximately $2,600,000. Additional costs incurred as a result of the acquisition were approximately $422,000. The acquisition was accounted for as a purchase and operating results for ANGI are included in the consolidated statements of operations from the purchase date. ANGI's results had a minimal impact on consolidated operating results for the year ended December 31, 1993.

The following unaudited pro-forma consolidated results of operations assume that the purchase occurred on January 1, 1993 and reflect the historical operations of the Company and ANGI adjusted for reduced interest income as a result of the use of cash to acquire ANGI and the amortization of goodwill.
         ------------------------------------------------------------
                                                          December 31
                                                             1993
         ------------------------------------------------------------
         Net Sales                                         $ 116,662
         Net loss available for common shareholders          (19,076)
         ------------------------------------------------------------
         Loss available for common shareholders per share  $   (3.52)
         ------------------------------------------------------------

(4) Canadian Subsidiary

In December 1995, EDO (Canada) Ltd. received $3.5 million from the sale of its capital stock to three companies. As a result, the Company's ownership of EDO (Canada) Ltd. was reduced from approximately 60% to approximately 50.4% with approximately 33% owned by the Province of Alberta and approximately 17% owned by three other minority shareholders. EDO's additional paid-in capital was increased by $795,000, representing EDO's equity in EDO (Canada)'s capital transactions in 1995. In 1993, the Company discontinued its defense business in Canada; however, it has continued its commercial business.

(5) Accounts Receivable

Accounts receivable included $9,742,000 and $9,821,000 at December 31, 1995 and 1994, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1995 will be billed and collected during 1996. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $9,562,000 at December 31, 1995, and $10,629,000 at December 31, 1994.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1995 and 1994:
                -----------------------------------------------
                                                1995       1994
                                               (in thousands)
                -----------------------------------------------
                Raw material and supplies    $ 6,186    $ 5,671
                Work-in-process                3,023      4,762
                Finished goods                 1,121      1,174
                -----------------------------------------------
                                             $10,330   $ 11,607
                -----------------------------------------------

(7) Property, Plant and Equipment, Net

The Company's property, plant and equipment at December 31, 1995 and 1994, and their related useful lives are summarized as follows:
-------------------------------------------------------------------------------
                                                   1995      1994   Range in
                                                  (in thousands)      Years
-------------------------------------------------------------------------------
Land and land improvements                     $      -   $ 1,814     8 - 30
Buildings and building improvements                   -    25,179     8 - 45
Machinery and equipment                          50,674    50,620     3 - 10
Leasehold improvements                           11,094     9,854  lease terms
-------------------------------------------------------------------------------
                                                 61,768    87,467
Less accumulated depreciation and amortization   47,635    61,622
-------------------------------------------------------------------------------
                                                $14,133   $25,845
-------------------------------------------------------------------------------

Assets held for sale, amounting to $8.7 million, represent buildings, building improvements and land at the Company's College Point facility, net of related accumulated depreciation. In January 1996, such assets were sold for $2.0 million of cash, net of expenses, $4.6 million of notes, and other consideration including prepaid rent. The total consideration received approximated the carrying value of the assets held for sale.

(8) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1995 and 1994:
           ----------------------------------------------------------
                                                      1995       1994
                                                    (in thousands)
           ----------------------------------------------------------
           Trade payables                        $   4,301   $  6,930
           Employee compensation and benefits        2,470      2,521
           Employee retirement plans                   299        220
           Taxes on income other than Federal
            and foreign income taxes                 1,671      1,954
           Other                                    11,840     11,877
           ----------------------------------------------------------
                                                 $ 20,581    $ 23,502
           ----------------------------------------------------------

(9) Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1995 and 1994 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par plus (until December 15, 1996) a stated premium. Debentures are redeemable at the option of the holder under certain circumstances involving a change in control of the Company at par plus (until December 15, 1996) a stated premium. Annual sinking fund payments of $1,750,000 until retirement are due commencing in 1996. Prior to 1992, the Company purchased $5,683,000 of these debentures which will be used by the Company to satisfy annual sinking fund requirements. The carrying value of the debentures as of December 31, 1995 is $29,317,000. The Company estimates the fair value of the debentures as of December 31, 1995 to be approximately $22,000,000 based on trades during late 1995.

In February 1995, the Company entered into a $5 million line of credit agreement with a bank for both short-term borrowings and letters of credit. During the year, the Company renegotiated this line of credit to increase the cash and letter of credit availability to $15 million, with the cash portion limited to $5 million, and extend the expiration date to June 30, 1996. Borrowings under the agreement will bear interest based on the bank's prime rate plus 0.5% and will be secured by the Company's accounts receivable, inventory, machinery and equipment. A condition to this agreement is compliance with the Company's Employee Stock Ownership Trust guarantee agreement that is described in Note 10. There have not been any borrowings under this agreement.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1995, 1994 and 1993, respec-tively, cash contributions of $839,000, $497,000 and $314,000 were made to the ESOP. As of December 31, 1995, there were 337,286 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 convertible preferred shares from the Company for approximately $19,185,000. The shares are being allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. The tax benefit that is attributable to unallocated shares is reflected as an increase to retained earnings. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($165 at December 31, 1995) divided by the current market price of each common share. As of December 31, 1995, 41,517 shares have been allocated, 48,255 shares remained unallocated and 18,771 shares have been converted into 551,396 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1995, 1994 and 1993, respectively, the Company's cash contributions and preferred dividends were used to repay principal of $1,120,000, $1,038,000 and $960,000 and pay interest of $982,000 $816,000 and $780,000. Both the Company and the lender have the option to cancel or refinance the borrowing on or after April 1, 1997. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at $213.71 per share upon the occurrence of certain prepayment events.

In addition to these prepayment events, there are certain covenants placed on the Company that require that several predetermined ratios be maintained. At December 31, 1995, the Company was in compliance with such covenants. In addition, payments of common stock dividends in 1996 and beyond will be limited to each year's net income in excess of net income for that year required for the Company to be in compliance with its net worth debt covenant (approximately $3.4 million in 1996) up to $0.28 per common share. During 1995, the Company secured this obligation with its accounts receivable, inventory, machinery and equipment. The fair value of the ESOT obligation approximates book value since the interest rate is prime-based and accordingly is adjusted for market rate fluctuations.

The ESOT's borrowing guaranteed by the Company is reflected as a liability on the balance sheet with an equal amount as a reduction of shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note is repaid through 2003, the liability and the ESOT loan obligation will be reduced concurrently.

(11) Federal and Foreign Income Taxes

The 1995, 1994 and 1993 (benefit) provision for Federal and foreign income taxes, excluding the cumulative effect of the change in accounting in 1993, was comprised of the following amounts:
                   --------------------------------------------
                                  1995        1994       1993
                                       (in thousands)
                   --------------------------------------------
                   Federal
                    Current   $      -    $ (2,809)   $  (877)
                    Deferred         -        (991)    (3,317)
                   --------------------------------------------
                                     -      (3,800)    (4,194)
                   Foreign
                    Current          -           -         28
                    Deferred         -           -       (735)
                   --------------------------------------------
                                     -           -       (707)
                   --------------------------------------------
                   Total      $      -    $ (3,800)  $ (4,901)*
                   --------------------------------------------
                   * Excludes a tax benefit of $3,958 relating
                     to the cumulative effect of the change to the accrual method of accounting for postretirement benefits.

State income taxes of $295,000, $192,000 and $178,000 in 1995, 1994 and 1993,
respectively, are included in general and administrative expenses.

The effective Federal income tax rate, excluding the tax benefit relating to the cumulative effect of the change in accounting in 1993, differed from the stat-
utory Federal income tax rate for the following reasons:
   -------------------------------------------------------------------------
                                                 Percent of Pretax Earnings
                                                  1995      1994      1993
   -------------------------------------------------------------------------
   Tax at statutory rate                          34.0%    (34.0%)   (34.0%)
   Foreign Sales Corporation benefit                 -         -      (0.9)
   Preferred stock dividends                      (6.5)        -      (0.9)
   Earnings taxed at foreign tax rates               -      (0.4)     (2.3)
   (Decrease) increase in valuation allowance    (26.3)     24.0      13.2
   Adjustment of prior year accruals                 -      (3.7)    (12.1)
   Other, net                                     (1.2)        -       2.5
   -------------------------------------------------------------------------
   Effective Federal income tax rate                 -     (14.1%)   (34.5%)
   -------------------------------------------------------------------------

The items that comprise the significant portions of deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:
       ------------------------------------------------------------------
                                                           December 31
       Deferred Tax Assets                               1995       1994
       ------------------------------------------------------------------
       Postretirement benefits other than pensions   $  4,198   $  4,578
       Foreign Net Operating loss carry forwards        2,071      3,374
       U.S. Net Operating loss carry forwards           4,422      4,067
       Restructuring costs                              1,847      2,264
       Environmental obligation                         1,641      1,836
       R&D and Alternative minimum
        tax credits                                     2,023      1,337
       Deferred compensation                            1,123      1,093
       Capital loss carry forwards                      1,207      1,059
       Other                                              392        586
       ------------------------------------------------------------------
       Total deferred tax assets                       18,924     20,194
       Less: Valuation allowance                       (6,586)   (10,218)
       ------------------------------------------------------------------
                                                       12,338      9,976
       Deferred Tax Liabilities
       ------------------------------------------------------------------
       Depreciation and amortization                    8,381      7,008
       Contract tax accounting                            753        855
       Prepaid pension asset                              956      1,063
       Other                                            2,248      1,050
       ------------------------------------------------------------------
       Total deferred tax liabilities                  12,338      9,976
       ------------------------------------------------------------------
       Net deferred tax asset (liability)            $      0   $    0
       ------------------------------------------------------------------

Deferred income tax assets as of December 31, 1995 include U.S. net operating loss carry forwards, Canadian net operating loss carry forwards and capital loss carry forwards for income tax purposes of $13,006,000, $5,310,000 and $3,550,000, respectively, primarily expiring in 2009, of which approximately $608,000 of the U.S. tax benefits will be allocated to retained earnings. R&D credits expire in years 2008 and 2009. Realization of these assets is dependent on future taxable earnings and capital gains. A valuation allowance has been established at December 31, 1995 for the Company's net deferred tax asset since, based on the Company's recent cumulative losses, management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 shares of the Company's common stock. As of December 31, 1995, the Company had acquired approximately 3,957,000 shares in open market transactions at prevailing market prices. Approximately 1,311,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of shares to the EDO Corporation Employee Stock Ownership Plan; grants pursuant to the Company's Long-Term Incentive Plans; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1995 and 1994, the Company held 2,645,863 and 2,809,965 treasury shares, respectively, for future use.

At December 31, 1995, the Company had reserved, authorized and unissued common shares for the following purposes:
                  ---------------------------------------------
                                                         Shares
                  ---------------------------------------------
                  Conversion of 7% Convertible
                   Subordinated Debentures Due 2011   1,332,590
                  Stock option plans                    826,213
                  Long-Term Incentive Plans              15,140
                  Conversion of preferred shares      1,233,168
                  ---------------------------------------------
                                                      3,407,111
                  ---------------------------------------------

(13) Stock Plans

The Company has granted nonqualified stock options to officers, directors and other key employees, under plans approved by the shareholders in 1988, 1985 and 1980, for the purchase of its common shares at the fair market value of the shares on the date of grant. Options become exercisable in four substantially equal annual installments beginning on the first anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant.

Changes in options outstanding are as follows:

-------------------------------------------------------------------------------
                      1995                   1994                  1993
                          Shares                 Shares                Shares
                          Subject                Subject               Subject
                Price       to         Price       to        Price       to
                Range     Option       Range     Option      Range     Option
-------------------------------------------------------------------------------
Beginning
 of year     $3.44-12.31  790,238  $4.31-16.94  791,693   $4.31-21.79  807,413
Options
 granted      3.07- 5.44   96,750   3.44- 4.63  126,000    5.69- 6.94   20,000
Options
 exercised             -        -         4.31     (500)         4.31   (1,000)
Options
 cancelled    3.07-12.31 (119,188)  4.63-16.94  (127,225)  7.00-21.79  (34,450)
-------------------------------------------------------------------------------
End of year  $3.07-11.56  767,800  $3.44-12.31   790,238  $4.31-16.94  791,963
-------------------------------------------------------------------------------
Exercisable
 at year end              576,800                623,657               596,407
-------------------------------------------------------------------------------

In 1983 and 1988, the shareholders of the Company approved the adoption of Long-Term Incentive Plans (the Plans) for key executives. The Plans provide for the awarding of up to 318,750 restricted common shares of the Company, and performance units which are payable in cash.

As of December 31, 1995, Plan participants had been awarded 303,610 restricted common shares and performance units. The restrictions on 237,060 shares have previously lapsed. Restrictions on the remaining 66,550 shares will lapse in 1996. The value of the performance units is based upon the market value of the Company's common shares at the end of the defined performance period and the attainment of predetermined operating goals. The cost of this award charged to operations in 1994 and 1993 was $166,000 and $191,000, respectively. There were no such costs in 1995.

Additional Plan awards, if made, will be based upon the future performance of the Company. The 1983 Plan expired in 1992 and the 1988 Plan will expire in 1997.

In October of 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

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

The net pension expense for 1995, 1994 and 1993 was $316,000, $73,000 and $732,000, respectively. In addition, during 1995 and 1994, the Company experienced curtailment gains of $645,000 and $1,394,000, respectively, which reduced cost of sales in the consolidated statements of operations, as a result of its continued downsizing and reduction in the number of employees. The expected long-term rate of return on plan assets was 9.0% in 1995, 1994 and 1993. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1995 and 1994 of 7.25% and 9.00%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of fixed income and equity securities which are readily marketable.

A summary of the components of net periodic pension expense follows:
-------------------------------------------------------------------------------
                                                   1995        1994       1993
                                                        (in thousands)
-------------------------------------------------------------------------------
Service cost                                   $  1,192    $  1,784   $  1,931
Interest cost on projected benefit obligation     5,469       5,138      5,209
Actual return on plan assets                    (18,791)      1,180     (9,078)
Net amortization and deferral                    12,446      (8,029)     2,670
-------------------------------------------------------------------------------
Net pension expense                            $    316    $     73    $   732
-------------------------------------------------------------------------------

The funded status of the plan as of December 31 was as follows:
-------------------------------------------------------------------------------
                                                           1995          1994
                                                           (in thousands)
-------------------------------------------------------------------------------
  Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
   vested benefits of $68,656 and $57,466 for
   1995 and 1994, respectively                        $ (70,926)    $ (59,300)
-------------------------------------------------------------------------------
  Projected benefit obligation for service
   rendered to date                                   $ (77,009)    $ (64,087)
  Plan assets at fair value                              87,456        73,840
-------------------------------------------------------------------------------
  Funded status of plan                                  10,447         9,753
  Unrecognized net gain from past experience
   different from that assumed and effects of
   changes in assumptions                                (7,940)       (7,011)
  Unrecognized prior service cost at December 31,
   being amortized over 5 years through 2000                354           443
  Unrecognized net asset at December 31, being
   amortized over 15 years through 2001                     (50)          (58)
-------------------------------------------------------------------------------
  Prepaid pension cost (in other assets)              $   2,811     $   3,127
-------------------------------------------------------------------------------

In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1995, 1994 and 1993, the net pension expense for this plan was approximately $58,300, $104,900 and $36,000, respectively.

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay, at the option of the individual, either a predetermined retirement benefit or a fully paid up life insurance policy. In the event of preretirement death or disability, the plan provides for similar benefits. Total expenses under this plan in 1995, 1994 and 1993 were $468,000, $404,000 and $332,000, respectively.

(15) Postretirement Health Care and Life Insurance Benefits

The Company provides certain health care and life insurance benefits to qualified retired employees and dependents at certain locations. These benefits are funded on a pay-as-you-go basis, with the retiree paying a portion of the cost through contributions, deductibles and coinsurance provisions. The Company has always retained the right to modify or terminate the plans providing these benefits.

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

Cash outlays relating to retiree health care and life insurance benefits amounted to $1,131,000, $1,017,000 and $1,086,000 for 1995, 1994 and 1993,
respectively.

Postretirement health care and life insurance expense included the following components:
-------------------------------------------------------------------------------
                                                                1995       1994
                                                                (In thousands)
-------------------------------------------------------------------------------
Service cost                                                 $    53    $    93
Interest cost                                                    694        884
Amortization of prior service cost                              (662)         -
Amortization of net unrecognized gain                            (71)         -
-------------------------------------------------------------------------------
Total postretirement health care and life insurance expense  $    14    $   977
-------------------------------------------------------------------------------

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:
-------------------------------------------------------------------------------

                                                               1995        1994
                                                               (In thousands)
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                   $  5,787    $  9,092
Eligible active employees                                       857         783
Other ineligible active employees                               962         893
-------------------------------------------------------------------------------
Unfunded accumulated postretirement benefit obligation     $  7,606    $ 10,768
Unrecognized prior service cost                               4,801           -
Unrecognized net (loss) gain                                    (59)      2,697
-------------------------------------------------------------------------------
Accrued postretirement benefit cost                        $ 12,348    $ 13,465
-------------------------------------------------------------------------------

Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.25% and 9.00% at December 31, 1995 and 1994, respectively. Effective January 1, 1993, the Company modified these benefit plans to significantly limit the annual increase of these costs to the Company to a maximum of 5 percent per year through use of copayments from the employees and retirees. As a result, the Company's exposure to increases in the health care cost trend rate will be limited to this 5 percent ceiling.

Effective April 1, 1995 the Company further modified these benefit plans to shift the cost for certain participants over age 65 to Medicare HMO type plans. The effect of this change was to reduce the postretirement obligation by approximately $5.0 mil-lion which will be recognized as a reduction in this expense over the next six years. Such change is reflected above as unrecognized prior service cost net of the related amortization.

(16) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $1,540,000 at December 31, 1995, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1995, the Company and its subsidiaries were obligated under building and equipment leases expiring between 1996 and 2005. Rental expense under such leases for the years ended December 31, 1995, 1994 and 1993 amounted to $2,200,000, $2,200,000 and $2,900,000, respectively. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows:
  1996 - $2,300,000
  1997 - $2,200,000
  1998 - $2,000,000
  1999 - $1,600,000
  2000 - $1,500,000
  Thereafter - $6,850,000

(17) Legal Matters

The Company and three other companies have entered into a consent decree with the Federal government for the remediation of a Superfund site. Management estimates that the remaining discounted liability over thirty years related to this matter as of December 31, 1995 is approximately $5.7 million of which approximately $1.9 million has been classified as current and is included in accounts payable and accrued liabilities. This amount includes $0.5 million in estimated cost growth which was accrued in 1995. Approximately half of the $5.7 million liability will be expended over the next two years. Management believes it is covered by liability insurance for all of the unreimbursed costs it incurs. Its insurance carriers have neither agreed nor disagreed with the Company's position, but the matter is in court to determine the insurers' defense and indemnification obligations to the Company. Although the Company intends to continue to pursue its liability insurance carriers, as well as other parties, as a result of an unfavorable, partial ruling from the court in this case, in 1994 the Company recognized an expense of $5.4 million when it wrote off a previously recorded receivable relating to the amount the Company believes is covered by its insurance policies.

In 1993, the Company reached an out-of-court settlement in connection with a real estate contract dispute. As a result, the Company recorded a pre-tax charge of approximately $1.2 million.

Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material effect on the Company's consolidated financial position or results of operations.

(18) Business Segments

The Company operates in two industry segments: Defense and Space Systems, and Industrial Products. Sales between industry segments approximate market price. Sales are made and credit is granted generally to the U.S. Government or to customers in the defense or aerospace industry. The Company considers the risks associated with such customers to be minimal.

Domestic government sales, which include sales where the Company is a subcontractor to a prime contractor with the government, amounted to 37%, 53% and 56% of net sales, which were 46%, 66% and 60% of Defense and Space Systems sales and 26%, 31% and 49% of Industrial Products sales for 1995, 1994 and 1993, respectively.

Export sales comprised 28%, 20% and 22% of net sales for 1995, 1994 and 1993, respectively.

Principal products and systems by industry segment are as follows:

Defense and Space Systems
  * Ejection Release Units
  * Sonar Systems
  * Spaceflight Systems
  * Infrared Instrumentation
  * Airborne Mine Countermeasure Systems
  * Command, Control, Communications & Intelligence Systems

Industrial Products
  * Electroceramic Components
  * Acoustic Instrument Systems
  * Acoustic Systems
  * Fiber-Reinforced Structures
  * Natural Gas Vehicle Products

The distribution of sales, operating earnings and identifiable assets of the Company's business segments follows:
-------------------------------------------------------------------------------
                                                1995         1994         1993
                                                       (in thousands)
-------------------------------------------------------------------------------
Sales:
 Defense and Space Systems:
  Unaffiliated customers                    $ 52,055     $ 56,568     $ 71,944
 Industrial Products:
  Unaffiliated customers                      39,058       34,034       32,194
  Intersegment sales                           1,026          776          589
-------------------------------------------------------------------------------
                                              92,139       91,378      104,727
 Less intersegment sales                       1,026          776          589
-------------------------------------------------------------------------------
Net sales                                   $ 91,113     $ 90,602     $104,138
-------------------------------------------------------------------------------
Operating (loss) earnings:
 Defense and Space Systems                  $  5,779     $ (6,546)    $ (6,908)
 Industrial Products                           1,600      (14,139)         460
General corporate expenses                    (3,806)      (4,711)      (4,146)
-------------------------------------------------------------------------------
                                               3,573      (25,396)     (10,594)
Net interest expense                          (1,179)      (2,109)      (2,201)
Other income (expense), net                      (41)         335       (1,390)
-------------------------------------------------------------------------------
Earnings (loss) before Federal and
 foreign income taxes, cumulative effect
 of accounting change and
 minority interest                          $  2,353     $(27,170)    $(14,185)
-------------------------------------------------------------------------------
Identifiable assets:
 Defense and Space Systems                  $ 40,187     $ 43,404     $ 62,499
 Industrial Products                          32,663       30,108       42,817
 Corporate                                    30,649       28,565       18,089
-------------------------------------------------------------------------------
                                            $103,499     $102,077     $123,405
-------------------------------------------------------------------------------
Depreciation expense:
 Defense and Space Systems                  $  3,233     $  3,412     $  4,190
 Industrial Products                           1,722        2,635        2,261
-------------------------------------------------------------------------------
                                            $  4,955     $  6,047     $  6,451
-------------------------------------------------------------------------------
Capital expenditures:
 Defense and Space Systems                  $  1,567     $    953     $  3,121
 Industrial Products                             376        1,458        1,396
-------------------------------------------------------------------------------
                                            $  1,943     $  2,411     $  4,517
-------------------------------------------------------------------------------

KPMG Peat Marwick LLP

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

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

Jericho, New York
February 14, 1996

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1995 and 1994 (in thousands, except per share amounts).
-------------------------------------------------------------------------------
           First Quarter    Second Quarter   Third Quarter    Fourth Quarter
            1995    1994     1995    1994     1995    1994     1995    1994
-------------------------------------------------------------------------------
Net
 sales   $20,918 $21,250  $24,879 $24,205  $21,899 $22,677  $23,417 $ 22,470
Gross
 profit
 (loss)c   4,860   3,848    4,873   2,238    4,487  (4,832)   5,859    1,788
Net
 earnings
 (loss)      431      16     590   (1,937)     784  (6,744)a    855  (13,891)b
Earnings
 (loss)
 per
 share:
 Primary    0.02   (0.06)   0.05    (0.42)    0.08   (1.26)    0.10    (2.52)
 Fully
  Diluted   0.02   (0.06)   0.04    (0.42)    0.07   (1.26)    0.08    (2.52)
Cash
 dividends
 per
 common
 share         -    0.07       -     0.07        -       -        -        -
Preferred
 dividends
 paid        322     342     307      342      307     327      303      322
-------------------------------------------------------------------------------
a The 1994 third quarter results include a $1,400 write off of a foreign receivable, a $1,127 restructuring charge and a $1,100 write off of non-productive fixed assets.

b The 1994 fourth quarter results include a $5,400 write off of an environmental insurance receivable and a $3,175 write off of a foreign receivable

c Gross profit (loss) represents net sales less cost of sales and Company-sponsored research and development.

                                 EXHIBIT INDEX

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988. Incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

4(a) Indenture dated December 1, 1986 between Chemical Bank as successor in interest to Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

4(h) Amendment No. 8 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective February 10, 1995. Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4(i) Amendment No. 9 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1995.

10(a)* EDO Corporation 1980 Stock Option Plan, as amended through July 22, 1988. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10(b)* EDO Corporation 1985 Stock Option Plan, as amended through January 24, 1989. Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

10(f)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and two employees. Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(g)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 31 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(h)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and fifteen current Company directors and officers. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10(i) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 hereto.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.