Form 10-Q
period 1996-03-30
EDO CORP
filed 1996-05-14
CIK 31617

Page 1 of 11 Pages
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                March 30, 1996
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

                                                              Yes  x    No
                                                                  ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                               Outstanding at March 30, 1996
Common shares, par value $1 per share                        5,942,539

                                                                         Page 2
                                EDO CORPORATION

                                     INDEX

                                                      Page No.

Face Sheet                                                 1

Index                                                      2

Part I            Financial Information

    Item 1.  Financial Statements

             Consolidated Balance Sheets -
              March 30, 1996 and
              December 31, 1995                            3

             Consolidated Statements of
              Operations - Three Months Ended
              March 30, 1996 and
              March 31, 1995                               4

             Consolidated Statements of Cash
              Flows - Three Months Ended
              March 30, 1996 and
              March 31, 1995                               5

             Other Financial Information                   6

    Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                  7-8

Part II      Other Information                             9

Signature                                                 10

                                                                         Page 3
                      PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                           March 30, 1996   Dec. 31, 1995
                                                   (unaudited)

Current assets:
 Cash and cash equivalents                          $ 26,245         $ 25,609
 Accounts receivable                                  26,078           26,786
 Inventories                                          11,911           10,330
 Prepayments                                           3,747            1,381
                                                   ----------       ----------
      Total current assets                            67,981           64,106

Property, plant and equipment, net                    13,491           14,133

Assets held for sale, net                                  -            8,700

Cost in excess of fair value of net
 assets acquired, net                                 10,114           10,258
Other assets                                          10,776            6,302
                                                   ----------       ----------

                                                    $102,362         $103,499
                                                   ==========       ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Accounts payable and accrued
  liabilities                                       $ 20,466         $ 20,581
 Contract advances and deposits                        4,425            5,853
                                                   ----------       ----------
      Total current liabilities                       24,891           26,434

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  12,584           12,887

Postretirement obligation                             12,198           12,348

Environmental Obligation                               3,769            3,769

Minority interest                                      4,440            4,582

Shareholders' Equity
- --------------------
Preferred shares, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (71,001 issued
 in both periods)                                         71               71

Common shares, par value $1 per share,
 authorized 25,000,000 shares, (issued
 8,453,902 in both periods)                            8,454            8,454
Additional paid-in capital                            36,681           37,847
Retained earnings                                     19,766           19,116
                                                   ----------       ----------
                                                      64,972           65,488
Less: Treasury shares at cost
        2,511,363 shares in 1996 and
        2,645,863 shares in 1995                     <35,693>         <37,604>
      Translation adjustment                            <832>            <835>
      ESOT loan obligation                           <12,584>         <12,887>
      Deferral under long-term
        incentive plan                                  <700>               -
                                                   ----------       ----------
      Total shareholders' equity                      15,163           14,162
                                                   ----------       ----------

                                                    $102,362         $103,499
                                                   ==========       ==========

                                                                         Page 4
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                   For the three months ended
                                                Mar. 30, 1996     Mar. 31, 1995
                                                          (unaudited)

Income
   Net sales                                        $ 26,281         $ 20,918
   Other                                                  41              164
                                                   ----------       ----------
                                                      26,322           21,082
Costs and Expenses
   Cost of sales                                      20,749           15,736
   Selling, general and administrative                 4,337            4,391
   Research and development                              266              322
                                                   ----------       ----------
                                                      25,352           20,449

Operating Earnings                                       970              633
                                                   ----------       ----------

Non-Operating Income (Expense)
   Interest income                                       418              262
   Interest expense                                     <552>            <568>
    Other, net                                           <25>             <25>
                                                   ----------       ----------
                                                        <159>            <331>

Earnings before Federal income taxes                     811              302

Provision for Federal income taxes                         -                -
                                                   ----------       ----------

Net earnings before minority
  interest                                               811              302
Minority interest                                        142              129
                                                   ----------       ----------
Net earnings                                             953              431
Dividends on preferred shares                            303              322
                                                   ----------       ----------

Net earnings available for
  Common Shares                                    $     650        $     109
                                                   ==========       ==========


Net earnings per Common Share                      $    0.11        $    0.02
                                                   ==========       ==========


Average shares outstanding                             5,923            5,644
                                                   ==========       ==========

                                                                         Page 5
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the three months ended
                                                Mar. 30, 1996     Mar. 31, 1995
                                                          (unaudited)

Operating Activities:
  Net earnings                                     $     953        $     431
  Adjustments to net earnings to arrive
   at cash from operations:
     Depreciation and amortization                     1,509            1,369
     Common shares issued for employee benefits           45                -
     Changes in:
       Accounts receivable                               708           <2,534>
       Inventories                                    <1,581>             534
       Prepayments, other assets and other              <429>            <509>
       Accounts payable and accrued liabilities         <115>          <1,996>
       Contract advances and deposits                 <1,428>             546
                                                   ----------       ----------

  Cash used by operations                               <338>          <2,159>

Investing Activities:
  Purchase of property, plant and equipment             <723>            <501>
  Net proceeds from sale of assets                     2,000                -
                                                   ----------       ----------

  Cash provided (used) by investing activities         1,277             <501>

Financing Activities:
  Payment of preferred share cash dividends             <303>            <322>
                                                   ----------       ----------
  Cash used by financing activities                     <303>            <322>

Net increase (decrease) in cash and cash
  equivalents                                            636           <2,982>
Cash and cash equivalents at beginning of period      25,609           18,076
                                                   ----------       ----------

Cash and cash equivalents at end of period          $ 26,245         $ 15,094
                                                   ==========       ==========

Supplemental disclosures:
  Cash paid for:  Interest                          $      5         $     50
                  Income taxes                      $      7         $     23

                                                                         Page 6
                          Other Financial Information

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the three months ended March 30, 1996 and March 31, 1995.

Backlog Data

The dollar amount of backlog of firm orders at March 30, 1996 was $95,760,000 compared to $88,995,000 at March 31, 1995.

Inventories

Inventories are summarized by major classification as follows.

                                      March 30, 1996    Dec. 31, 1995
                                                (in thousands)

   Raw material and supplies             $  6,130          $  6,186
   Work in process                          4,595             3,023
   Finished goods                           1,186             1,121
                                        ---------         ---------
                                         $ 11,911          $ 10,330

Reclassifications

Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

                                                                         Page 7
Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates to the operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations
- ---------------------
First Three Months of 1996 Compared with First Three Months of 1995
- -------------------------------------------------------------------

Sales in the first three months of 1996 were $26.3 million compared with $20.9 million in 1995. Sales in the Defense and Space Systems segment increased 23% to $15.7 million. Higher sales in the Electro-Optics and Marine and Aircraft business units were partially offset by lower sales in the Combat Systems business unit. The Industrial Products segment sales increased 19% to $10.5 million. The higher sales were recorded in the Fiber Science and Ceramics business units.

Earnings from operations (before general corporate expense allocations) in the first three months of 1996 were $2.0 million, compared with $1.5 million in 1995, (included in 1995 earnings was a pension plan curtailment gain of $645,000 resulting from reductions previously made in the Company's work force). Operating earnings in the Defense and Space Systems segment increased to $1.7 million in the first quarter of 1996 from $1.1 million for the same period in 1995. This increase resulted primarily from an improvement at the Electro-Optics business unit. The Industrial Products segment recorded operating earnings of $0.3 million in the first three months of 1996, compared with $0.4 million for the same period in 1995. Operating earnings in the Industrial Products segment are being adversely affected by the energy business units where the rate of growth of the related markets is not as fast as projected. The business units in this area have adjusted their operations in response to this slower growth rate and the level of investment in these units continues to be evaluated.

Selling, general and administrative expenses in the first three months of 1996 were $4.3 million, compared with $4.4 million in the first three months of 1995.

Company sponsored research and development expenditures decreased 30% from the like 1995 period to $0.2 million. This reduction was recorded principally in the Defense and Space Systems segment and reflects a more selective approach to development efforts.

Interest expense, net of interest income, declined to $0.2 million in the first three months of 1996, compared with $0.4 million in the like period of 1995, resulting from higher interest income in 1996.

The Company reported net earnings available for common shares of $650,000, or $0.11 per share in the first quarter of 1996, compared to net earnings of $109,000 or $0.02 per share a year ago. Earnings per share calculations were based on a weighted average of 5.9 million shares outstanding for the first quarter of 1996, and 5.6 million shares for the like period in 1995.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $0.6 million from December 31, 1995 to $26.2 million at March 30, 1996. During the quarter the net proceeds from the sale of the College Point facilities of approximately $2.0 million, as previously disclosed, was largely offset by cash used by operations, purchases of equipment and the payment of preferred share dividends.

The Company has an ESOT loan obligation that is currently $12.6 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in December of 1996.

In April 1996, the Company completed negotiations, and has received a commitment from its bank to extend the maturity date of the $15 million line of credit agreement for both short term borrowings and letters of credit to June 30, 1997 and to extend the option to cancel or refinance its ESOT borrowing to April 1, 2000.

Capital expenditures in the first three months of 1996 amounted to $0.7 million. The total expenditures for 1996 is expected to be higher than the $1.9 million spent in 1995.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at March 30, 1996 stood at $95.8 million compared with $89.0 million a year ago and $89.7 million at December 31, 1995. The increased backlog occurred primarily in the Company's Defense and Space Systems segment.

                                                                         Page 9
                          PART II - OTHER INFORMATION

Item 5.    Other Information

           None

Item 6.(a) Exhibits

10. (a) EDO Corporation 1996 Long-Term Incentive Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 22, 1996.

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

Dated: May 14, 1996