Form 10-Q
period 1996-06-29
EDO CORP
filed 1996-08-12
CIK 31617

Page 1 of 11 Pages
                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                 June 29, 1996
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

                                                             Yes   x    No
                                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                                Outstanding at June 29, 1996
Common shares, par value $1 per share                        6,018,285

                                EDO CORPORATION
                                     INDEX

                                                        Page No.

Face Sheet                                                 1

Index                                                      2

Part I             Financial Information

        Item 1.  Financial Statements

                Consolidated Balance Sheets -
                 June 29, 1996 and
                 December 31, 1995                         3

                Consolidated Statements of
                 Earnings - Three Months Ended
                 June 29, 1996 and
                 June 30, 1995                             4

                Consolidated Statements of
                 Earnings - Six Months Ended
                 June 29, 1996 and
                 June 30, 1995                             5

                Consolidated Statements of Cash Flows -
                 Six Months Ended
                 June 29, 1996 and
                 June 30, 1995                             6

                Other Financial Information                7

        Item 2.  Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations               8-9

Part II        Other Information                          10

Signature                                                 11

                                                                         Page 3
                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                           June 29, 1996    Dec. 31, 1995
                                                  (unaudited)

Current assets:
 Cash and cash equivalents                          $ 23,112         $ 25,609
 Accounts receivable                                  28,454           26,786
 Inventories                                          10,973           10,330
 Prepayments                                           3,298            1,381
                                                   ----------       ----------
        Total current assets                          65,837           64,106

Property, plant and equipment, net                    14,667           14,133

Assets held for sale, net                                  -            8,700

Cost in excess of fair value of net
 assets acquired, net                                  9,970           10,258
Other assets                                           9,587            6,302
                                                   ----------       ----------

                                                    $100,061         $103,499
                                                   ==========       ==========

Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Accounts payable and accrued
  liabilities                                       $ 18,318         $ 20,581
 Contract advances and deposits                        3,635            5,853
                                                   ----------       ----------
       Total current liabilities                      21,953           26,434

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  12,281           12,887

Postretirement obligation                             12,058           12,348

Environmental Obligation                               3,769            3,769

Minority interest                                      4,319            4,582


Shareholders' Equity
- --------------------
Preferred shares, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (68,413 issued
 in 1996 and 71,001 issued in 1995)                       68               71

Common shares, par value $1 per share,
 authorized 25,000,000 shares, (issued
 8,453,902 in both periods)                            8,454            8,454
Additional paid-in capital                            35,729           37,847
Retained earnings                                     20,516           19,116
                                                   ----------       ----------
                                                      64,767           65,488
Less: Treasury shares at cost
          2,435,617 shares in 1996 and
            2,645,863 shares in 1995                 <34,617>         <37,604>
      Translation adjustment                            <842>            <835>
            ESOT loan obligation                     <12,281>         <12,887>
            Deferral under long-term
              incentive plan                            <663>               -
                                                   ----------       ----------
      Total shareholders' equity                      16,364           14,162
                                                   ----------       ----------
                                                    $100,061         $103,499
                                                   ==========       ==========

                                                                         Page 4
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)



                                                   For the three months ended
                                                 June 29, 1996    June 30, 1995
                                                           (unaudited)

Income
    Net sales                                        $28,556          $24,879
    Other                                                144              129
                                                   ----------       ----------
                                                      28,700           25,008
Costs and Expenses
    Cost of Sales                                     22,511           19,670
    Selling, general and administrative                4,781            4,049
    Research and development                             292              336
                                                   ----------       ----------
                                                      27,584           24,055

Operating Earnings                                     1,116              953
                                                   ----------       ----------

Non-Operating Income (Expense)
    Interest income                                      389              248
    Interest expense                                    <555>            <568>
    Other, net                                           <25>             <25>
                                                   ----------       ----------
                                                        <191>            <345>

Earnings before Federal income taxes                     925              608

Provision for Federal income taxes                         -                -
                                                   ----------       ----------

Net earnings before minority interest                    925              608
Minority interest                                        118              <18>
                                                   ----------       ----------
Net earnings                                           1,043              590
Dividends on preferred shares                            293              307
                                                   ----------       ----------

Net earnings available for Common Shares             $   750          $   283
                                                   ==========       ==========

Net earnings per Common Share                        $  0.12          $  0.05
                                                   ==========       ==========

Average shares outstanding                             6,118            5,708
                                                   ==========       ==========

                                                                         Page 5
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (In thousands except per share amounts)



                                                  For the six months ended
                                                 June 29, 1996    June 30, 1995
                                                         (unaudited)

Income
    Net sales                                       $ 54,837         $ 45,797
    Other                                                185              293
                                                   ----------       ----------
                                                      55,022           46,090

Costs and Expenses
    Costs of sales                                    43,260           35,406
    Selling, general and administrative                9,118            8,440
    Research and development                             558              658
                                                   ----------       ----------

                                                      52,936           44,504

Operating Earnings                                     2,086            1,586
                                                   ----------       ----------

Non-Operating Income (Expense)
    Interest income                                      807              510
    Interest expense                                  <1,107>          <1,136>
        Other, net                                       <50>             <50>
                                                   ----------       ----------
                                                        <350>            <676>
                                                   ----------       ----------

Earnings before Federal income taxes                   1,736              910

Provision for Federal income taxes                         -                -
                                                   ----------       ----------
Net earnings before minority interest                   1,736             910
Minority interest                                         260             111
                                                   ----------       ----------
Net earnings                                            1,996           1,021
Dividends on preferred shares                             596             629
                                                   ----------       ----------

Net earnings available for Common Shares              $ 1,400        $    392
                                                   ==========       ==========

Net earnings per Common Share                         $  0.23        $   0.07
                                                   ==========       ==========

Average shares outstanding                              6,019           5,676
                                                   ==========       ==========

                                                                         Page 6
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                     For the six months ended
                                                   June 29, 1996   June 30,1995
                                                            (unaudited)

Operating Activities:
    Net earnings                                     $ 1,996          $ 1,021
    Adjustments to net earnings to arrive
     at cash from operations:
        Depreciation and amortization                  3,204            2,990
        Treasury shares used for employee benefits
         and payment of Directors' fees                  206                -
        Changes in:
            Accounts receivable                       <1,668>             530
            Inventories                                 <643>           2,118
            Prepayments, other assets and other          269             <667>
            Accounts payable and accrued liabilities  <2,263>          <1,210>
            Contract advances and deposits            <2,218>              59
                                                   ----------       ----------

    Cash provided (used) by operations                <1,117>           4,841

Investing Activities:
    Purchase of property, plant and equipment         <2,784>          <1,250>
    Net proceeds from sale of assets                   2,000                -
                                                   ----------       ----------

    Cash used by investing activities                   <784>          <1,250>

Financing Activities:
    Payment of preferred share cash dividends           <596>            <629>
                                                   ----------       ----------
    Cash used by financing activities                   <596>            <629>

Net increase (decrease) in cash and cash
    equivalents                                       <2,497>           2,962
Cash and cash equivalents at beginning
    of period                                         25,609           18,076
                                                   ----------       ----------

Cash and cash equivalents at end of period           $23,112          $21,038
                                                   ==========       ==========

Supplemental disclosures:
    Cash paid for: Interest                          $ 1,055          $ 1,076
                   Income taxes                          102              209

                                                                         Page 7
                          Other Financial Information

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the six months ended June 29, 1996 and June 30, 1995.

Backlog Data

The dollar amount of backlog of firm orders at June 29, 1996 was $88,979,000 compared to $82,517,000 at June 30, 1995.

Inventories

Inventories are summarized by major classification as follows:

                                       June 29, 1996    Dec. 31, 1995
                                               (in thousands)

    Raw material and supplies            $  6,079          $  6,186
    Work in process                         3,754             3,023
    Finished goods                          1,140             1,121
                                        ---------         ---------
                                         $ 10,973          $ 10,330

Reclassifications

Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

                                                                         Page 8
Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates to the operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations
- ---------------------
Sales in the first six months of 1996 were $54.8 million compared with $45.8 million in 1995. Sales in the Defense and Space Systems segment increased 21% to $32.5 million. Higher sales in the Electro- Optics and Marine and Aircraft business units were partially offset by lower sales in the Combat Systems business unit. The Industrial Products segment sales increased 18% to $22.3 million. Higher sales in the Fiber Science and Ceramics business units were partially offset by lower sales in the Acoustic Products business unit.

Earnings from operations (before general corporate expense allocations) in the first six months of 1996 were $4.1 million, compared with $3.4 million in 1995, (included in 1995 earnings was a pension plan curtailment gain of $645,000 resulting from reductions previously made in the Company's work force). Operating earnings in the Defense and Space Systems segment increased to $3.4 million in the first six months of 1996 from $1.9 million for the same period in 1995. This increase resulted primarily from an improvement at the Electro-Optics business unit. The Industrial Products segment recorded operating earnings of $0.7 million in the first six months of 1996, compared with $1.5 million for the same period in 1995. The six month results were negatively affected by losses in the Energy business units which continue to be hampered by the slow growth of their related markets and increases in selling, general and administrative expenses noted below. The Energy business units have adjusted their operations in response to this slower growth rate and the level of investment in these units continues to be evaluated.

Selling, general and administrative expenses in the first six months of 1996 were $9.1 million, compared with $8.4 million in the first six months of 1995. The increase is primarily due to cost growth in the remediation of a Superfund site mentioned in note 17 of the Company's 1995 Annual Report.

Company sponsored research and development expenditures decreased 15% from the like 1995 period to $0.6 million. This reduction was recorded principally in the Defense and Space Systems segment where the present lower levels of research and development are consistent with the Company's current operational plans.

Interest expense, net of interest income, declined to $0.3 million in the first six months of 1996, compared with $0.6 million in the like period of 1995, resulting from higher interest income in 1996.

The Company reported net earnings available for common shares of $1,400,000, or $0.23 per share in the first six months of 1996, compared to net earnings of $392,000 or $0.07 per share a year ago. Earnings per share calculations are based on a weighted average of 6.0 million shares outstanding for the first six months of 1996, and 5.7 million shares for the like period in 1995.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $2.5 million from December 31, 1995 to $23.1 million at June 29, 1996. The reduction results from an increase in accounts receivable and decreases in accounts payable and contract advances, which were partially offset by the higher net earnings.

The Company has an ESOT loan obligation that is currently $12.3 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in December of 1996.

In June 1996, the Company's bank extended the maturity date of the $15 million line of credit agreement for both short term borrowings and letters of credit to June 30, 1997 and extended the option to cancel or refinance its ESOT borrowing to April 1, 2000.

Capital expenditures in the first six months of 1996 amounted to $2.8 million principally to upgrade facilities for satellite related programs. The rate of expenditure for the next six months is expected to be lower than the rate expended in the first six months.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at June 29, 1996 stood at $89.0 million compared with $82.5 million a year ago and $89.7 million at December 31, 1995. The increased backlog, in the comparative six month period, occurred primarily in the Company's Defense and Space Systems segment.

                                                                        Page 10
                          PART II - OTHER INFORMATION

Item 5.    Other Information

           None

Item 6.(a)    Exhibits

    4(a)    Amendment No. 10 to the Guarantee Agreement referred to in Exhibit
4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, effective as of June 30, 1996.

    27 -    Financial Data Schedule

                                                                        Page 11
                                   SIGNATURE

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

Dated: August 12, 1996