Form 10-Q
period 1996-09-28
EDO CORP
filed 1996-10-28
CIK 31617

Page 1 of 14 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                            September 28, 1996
Commission File Number                                                   1-3985

                                EDO CORPORATION
            (Exact name of registrant as specified in its charter)

New York No.                                                         11-0707740
(State or other jurisdiction                                    (I.R.S Employee
of incorporation or organization)                           Identification No.)

14-04 111th Street, College Point, New York                          11356-1434
(Address of principal executive offices)                             (Zip Code)

Telephone Number                                                 (718) 321-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes   x    No
                                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                               Outstanding at Sept. 28, 1996
Common shares, par value $1 per share                       6,036,263

                                EDO CORPORATION
                                     INDEX

                                                        Page No.

Face Sheet                                                 1

Index                                                      2

Part I             Financial Information

        Item 1.  Financial Statements

                Consolidated Balance Sheets -
                 September 28, 1996 and
                 December 31, 1995                         3

                Consolidated Statements of
                 Earnings - Three Months Ended
                 September 28, 1996 and
                 September 30, 1995                        4

                    Consolidated Statements of
                 Earnings - Nine Months Ended
                 September 28, 1996 and
                 September 30, 1995                        5

                Consolidated Statements of Cash Flows -
                 Nine Months Ended
                 September 28, 1996 and
                 September 30, 1995                        6

                Other Financial Information              7-8

        Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations               9-12

Part II       Other Information                           13

Signature                                                 14

                        PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)

Assets                                          Sept. 28, 1996   Dec. 31, 1995*
                                                           (unaudited)

Current assets:
 Cash and cash equivalents                          $ 20,398         $ 22,918
 Accounts receivable                                  31,330           23,605
 Inventories                                           8,447            8,087
 Prepayments                                           2,957            1,180
                                                   ----------       ----------
    Total current assets                              63,132           55,790

Property, plant and equipment, net                    12,191           12,212

Assets held for sale, net                                  -            8,700

Net assets of discontinued operations                      -            5,341
Cost in excess of fair value of net
 assets acquired, net                                  7,251            7,526
Other assets                                           9,251            5,957
                                                   ----------       ----------
                                                    $ 91,825          $95,526
                                                   ==========       ==========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued
  liabilities                                       $ 17,462         $ 16,566
 Contract advances and deposits                        3,949            5,642
                                                   ----------       ----------
      Total current liabilities                       21,411           22,208

Net liabilities relating to discontinued
 operations                                            2,756                -

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  11,978           12,887

Postretirement obligation                              4,335           12,348

Environmental Obligation                               3,600            3,769
Shareholders' Equity

Preferred shares, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (67,896 issued
 in 1996 and 71,001 issued in 1995)                       68               71

Common shares, par value $1 per share,
 authorized 25,000,000 shares, (issued
 8,453,902 in both periods)                            8,454            8,454
Additional paid-in capital                            35,513           37,847
Retained earnings                                     21,358           19,116
                                                   ----------       ----------
                                                      65,393           65,488
Less: Treasury shares at cost
         2,417,639 shares in 1996 and
         2,645,863 shares in 1995                    <34,361>         <37,604>
   ESOT loan obligation                              <11,978>         <12,887>
   Deferral under long-term
     incentive plan                                     <626>               -
                                                   ----------       ----------
      Total shareholders' equity                      18,428           14,997
                                                   ----------       ----------

                                                    $ 91,825         $ 95,526
                                                   ==========       ==========

*Reclassified for Discontinued Operations (See Page 7)

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)



                                                   For the three months ended
                                                Sept. 28, 1996   Sept. 30, 1995
                                                           (unaudited)

Continuing operations:
   Income
   Net Sales                                         $23,107          $18,634
   Other                                                  70               83
                                                   ----------       ----------
                                                      23,177           18,717

   Costs and expenses
      Cost of sales                                   18,180           14,382
      Selling, general and administrative              2,914            2,670
      Research and development                           216              170
     Postretirement health care curtailment
       gain                                           <7,120>               0
                                                   ----------       ----------
                                                      14,190           17,222

Earnings from continuing operations                    8,987            1,495

Non-operating income (expense)
   Interest income                                       331              246
   Interest expense                                     <539>            <548>
   Other, net                                            <25>             <25>
                                                   ----------       ----------
                                                        <233>            <327>
                                                   ----------       ----------

Earnings from continuing operations
 before Federal income taxes                           8,754            1,168

Provision for Federal income taxes                         -                -
                                                   ----------       ----------

Earnings from continuing operations                    8,754            1,168

Discontinued operations:
   Loss from operations                                 <619>            <384>
   Loss on discontinuance, including
    provision for operating losses during
    phase-out period                                  <7,000>               -
                                                   ----------       ----------
Loss from discontinued operations                     <7,619>            <384>
                                                   ----------       ----------

Net earnings                                           1,135              784
Dividends on Preferred Shares                            293              307
                                                   ----------       ----------

Net earnings available for Common Shares             $   842         $    477
                                                   ==========       ==========

Earnings (Loss) per Common Share:
   Primary:
   Continuing operations                             $  1.38         $   0.15
   Discontinued operations                             <1.24>           <0.07>
                                                   ----------       ----------
                                                     $  0.14         $   0.08
                                                   ==========       ==========
   Fully Diluted:
   Continuing operations                             $  1.18         $   0.13
   Discontinued operation                              <1.06>           <0.06>
                                                   ----------       ----------
                                                     $  0.12         $   0.07
                                                   ==========       ==========
Average shares outstanding (Primary)                   6,141            5,845
                                                   ==========       ==========

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (In thousands except per share amounts)

                                                  For the six months ended
                                                Sept. 28, 1996   Sept. 30, 1995
                                                           (unaudited)
Continuing operations:
   Income
      Net sales                                     $ 71,547         $ 58,461
      Other                                              361              178
                                                   ----------       ----------
                                                      71,908           58,639

   Costs and expenses
      Cost of sales                                   55,365           44,643
      Selling, general and administrative             10,708            9,621
      Research and development                           558              564
      Postretirement health care
        curtailment gain                              <7,120>               0
                                                   ----------       ----------
                                                      59,511           54,828
Earnings from continuing operations                   12,397            3,811

Non-operating income (expense)
   Interest income                                     1,092              746
   Interest expense                                   <1,646>          <1,657>
   Other, net                                            <75>             <75>
                                                   ----------       ----------
                                                        <629>            <986>
                                                   ----------       ----------
Earnings from continuing operations
 before Federal income taxes                          11,768            2,825

Provision for Federal income taxes                         -                -
                                                   ----------       ----------

Earnings from continuing operations                   11,768            2,825

Discontinued operations:
   Loss from operations                               <1,637>          <1,020>
   Loss on discontinuance, including
    provision for operating losses during
    phase-out period                                  <7,000>               -
                                                   ----------       ----------
Loss from discontinued operations                     <8,637>          <1,020>
                                                   ----------       ----------

Net earnings                                           3,131            1,805
Dividends on Preferred Shares                            889              936
                                                   ----------       ----------

Net earnings available for Common Shares             $ 2,242          $   869
                                                   ==========       ==========

Earnings (Loss) per Common Share:
   Primary:
   Continuing operations                             $  1.80          $  0.33
   Discontinued operations                             <1.43>           <0.18>
                                                   ----------       ----------
                                                     $  0.37          $  0.15
                                                   ==========       ==========
   Fully Diluted:
   Continuing operations                             $  1.53          $  0.28
   Discontinued operation                              <1.21>           <0.15>
                                                   ----------       ----------
                                                     $  0.32          $  0.13
                                                   ==========       ==========
Average shares outstanding (Primary)                   6,060            5,733
                                                   ==========       ==========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                     For the six months ended
                                                 Sept. 28, 1996  Sept. 30, 1995
                                                            (unaudited)
Operating activities:
   Earnings from continuing operations              $ 11,768          $ 2,825

   Adjustments to arrive
    at cash flows from operating activities
    of continuing operations:
      Post retirement health care
       curtailment gain                               <7,120>               -
      Depreciation and amortization                    4,245            3,813
      Treasury shares used for employee benefits
       and payment of Directors' fees                    283               43
      Changes in:
         Accounts receivable                          <7,725>          <4,585>
         Inventories                                    <360>           1,720
         Prepayments, other assets and other            <108>            <492>
       Decrease in recoverable and deferred
          income taxes                                     -            3,385
         Accounts payable and accrued liabilities      1,124           <4,423>
         Contract advances and deposits               <1,693>           2,825
                                                   ----------       ----------

   Cash provided by operating activities
    of continuing operations:                            414            5,111

   Net cash used by discontinued operations           <1,095>          <1,288>

Investing activities:
   Purchase of property, plant and equipment          <2,950>          <1,444>
   Net proceeds from sale of assets                    2,000                -
                                                   ----------       ----------

   Cash used by investing activities                    <950>          <1,444>

Financing activities:
   Payment of preferred share cash dividends            <889>            <936>
                                                   ----------       ----------

   Net increase (decrease) in cash and cash
    equivalents                                       <2,520>           1,443

Cash and cash equivalents at beginning
   of period                                          22,918           17,837
                                                   ----------       ----------

Cash and cash equivalents at end of period           $20,398          $19,280
                                                   ==========       ==========

Supplemental disclosures:
   Cash paid for: Interest                           $ 1,055          $ 1,117
                  Income taxes                           150              275

                          Other Financial Information

Discontinued Operations

On October 23, 1996, the Company announced its decision to discontinue its energy related businesses. Those businesses affected include the Company's 50.3% interest in EDO (Canada) Limited, a manufacturer of Compressed Natural Gas (CNG) fuel cylinders, EDO Automotive Natural Gas Inc., a designer and manufacturer of CNG refueling stations and related equipment and a wholly owned subsidiary of EDO Energy Corporation, and EDO Energy Corporation, a wholly owned subsidiary of the Company involved in program management activities in CNG and other alternative fuel projects. All businesses will continue to operate as before while the Company seeks investors interested in the continuation of the businesses.

Pursuant to Accounting Principles Board Opinion No. 30, the consolidated financial statements of the Company have been restated to reflect the effects of the Company's decision to discontinue its energy related businesses. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows associated with EDO (Canada) Limited, EDO Automotive Natural Gas Incorporated, and EDO Energy Corporation have been excluded from the respective captions in the Consolidated Statements of Earnings, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results of these entities have been reported as "Loss from discontinued operations"; the net assets (liabilities) of these entities have been reported as "Net assets (liabilities) of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations."

Summarized financial information for the discontinued operations is as follows:

                                       (Dollars in Thousands)
                                            (unaudited)
                                 For the Three             For the Nine
                                 Months Ended              Months Ended
                                   September                 September
                               1996        1995          1996        1995

     Sales                   $ 2,924     $ 3,265       $ 9,321     $ 9,235
     Net after tax loss      $  <619>    $  <384>      $<1,637>    $<1,020>

                                        At September      At December
                                          28, 1996          31, 1995


     Net Assets                         $    1,136        $    6,520
     Liabilities                            <1,892>           <1,179>

     Accrual for losses during
      phase-out period                      <2,000>                0
                                        -----------       -----------

     Net assets (liabilities)
       of discontinued operations       $   <2,756>        $   5,341
                                        ===========        ==========
Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the nine months ended September 28, 1996 and September 30, 1995.

Backlog Data

The dollar amount of backlog of firm orders at September 28, 1996 was $81,754,000 compared to $87,345,000 at September 30, 1995.

Inventories

Inventories are summarized by major classification as follows:

                                           Sept. 28, 1996   Dec. 31, 1995
                                                   (in thousands)

           Raw material and supplies          $ 4,734         $ 5,051
           Work in process                      3,281           2,245
           Finished goods                         432             791
                                              -------         -------

                                              $ 8,447         $ 8,087
                                              =======         =======

Reclassifications

Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates to the continuing operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products. As discussed in Item 1, the Company is discontinuing its energy related operations and, therefore, will not include an analysis of such operations below.

Results of Operations

Sales in the first nine months of 1996 were $71.5 million compared with $58.5 million for the comparable period in 1995. Sales in the Defense and Space Systems segment increased 24% to $48.4 million. Higher sales were recorded in the Marine and Aircraft and Electro-Optics business units which were partially offset by lower sales in the Combat Systems business unit. The Electro-Optics business unit experienced the greater increase because their sales were lower in the prior comparable period due primarily to development problems with several fixed price programs which are now in production. The Industrial Products segment sales increased 19% to $23.1 million. Higher sales in the Fiber Science and Ceramics business units were partially offset by lower sales in the Acoustic Products business unit.

During the third quarter of 1996, the Company announced its decision to discontinue medical benefits for its Medicare eligible retirees which resulted in a $7.1 million curtailment gain. This non-cash gain represents the reversal of a significant portion of the Postretirement obligation established upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers Accounting for Post-retirement Benefits Other Than Pensions, in 1993.

Earnings from operations, excluding the curtailment gain mentioned above, in the first nine months of 1996 were $5.3 million, compared with $3.8 million for the comparable period in 1995. Operating earnings for the first nine months of 1996 include approximately $1.2 million in income relating to the Company's postretirement health care and pension plans. Included in 1995 operating earnings was a pension plan curtailment gain of $.6 million resulting from reductions previously made in the Company's work force. Also included in the first nine months of 1996 is a provision of approximately $.8 million relating to the Company's re-evaluation of a product line.

Operating earnings in the Defense and Space Systems segment increased to $2.9 million in the first nine months of 1996 from $1.5 million for the same period in 1995. Substantially, all of the improvement occurred at the Electro-Optics business unit where in the comparable period its operating results were negatively affected by the previously mentioned fixed price development programs. The Industrial Products segment recorded operating earnings of $2.4 million in the first nine months of 1996, compared with $2.3 million for the same period in 1995.

Selling, general and administrative expenses in the first nine months of 1996 were $10.7 million, compared with $9.6 million in the first nine months of 1995. The increase is associated with the growth in sales over the comparable period as well as cost growth for the remediation of a superfund site described in note 17 of the Company's 1995 Annual Report.

Company sponsored research and development expenditures were the same as the like 1995 period and totaled $0.6 million. This level of expenditure is consistent with the Company's current operational plans.

Interest expense, net of interest income, declined to $0.6 million in the first nine months of 1996, compared with $1.0 million in the like period of 1995, resulting from higher interest income in 1996.

There was no federal income tax provision due to the utilization of tax loss carryforwards.

The Company reported net earnings available for common shares of $2,242,000, or $0.37 per share in the first nine months of 1996, compared to net earnings of $869,000 or $0.15 per share a year ago. The 1996 results include the net effect of an $8.6 million loss from discontinuance of its energy related operations, including a provision for operating losses during the year and the phase out period, and a $7.1 million gain from the curtailment of postretirement health care benefits for Medicare eligible retirees, mentioned above. Primary
Earnings per share calculations are based on a weighted average of 6.1 million shares outstanding for the first nine months of 1996, and 5.7 million shares for the like period in 1995.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased $2.5 million from December 31, 1995 to $20.4 million at September 28, 1996. The reduction results from cash flow from continuing operations of approximately $.4 million and $2.0 million of proceeds from sale of assets being more than offset by purchases of capital equipment, payment of preferred share dividends and cash used by discontinued operations.

The Company has an ESOT loan obligation that is currently $12.0 million. The repayment of this obligation is funded principally through dividends on the Company's preferred shares. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commence in December of 1996.

In June 1996, the Company's bank extended the maturity date of its $15 million line of credit agreement for both short term borrowings and letters of credit to June 30, 1997 and extended the option to cancel or refinance its ESOT borrowing to April 1, 2000.

Capital expenditures in the first nine months of 1996 amounted to $3.0 million principally to upgrade facilities for satellite related programs. The rate of expenditure for the next three months is expected to be about the same as in the first nine months.

In August 1994, the Board of Directors of the Company suspended payment of cash dividends on its common shares to preserve cash and to facilitate funding of the Company's strategic business plan.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at September 28, 1996 stood at $81.8 million compared with $87.3 million a year ago and $86.5 million at December 31, 1995.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Quarterly Report on Form 10-Q and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

U.S. and international military program sales, follow-on procurement, contract continuance, future program awards and upgrades and spares support are subject to:

  U.S. and international military budget constraints and determinations;
  U.S. congressional and international legislative body discretion;
  U.S. and international government administration policies and priorities; changing world military threats, strategies and missions;
  competition from foreign manufacturers of platforms and equipment;
  NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices; and
  the general state of world military readiness and deployment.

Commercial satellite programs and equipment sales, follow-on procurement, contract continuance and future program awards are subject to:

  establishment and continuance of various consortiums for satellite constellation programs;
  delay in launch dates due to equipment, weather, or other factors beyond the control of the Company;
  development of sufficient customer base to support a particular satellite constellation program;
  success and cost of upgraded or new EDO satellite products in current or future development plans; and
  competition from other satellite manufacturers and/or the prime contractors themselves.

Other commercial product sales are subject to:

  success of product development programs currently underway or planned; competitiveness of current and future product production costs and prices; market and customer base development for new product programs;
  downturn of the economy reducing demand for products;
  financial viability of original equipment manufacturer customer base.

Where the Company presents annualized amounts based on partial year results, such amounts are mere calculations and are not intended to be projections or expectations of actual results for the year. Achievement of margins on sales can be affected by unanticipated technical problems, government termination of contracts for convenience, decline in expected levels of revenues and underestimation of anticipated costs on specific programs. Availability of financing and credit lines is subject to discretionary action by lending institutions and operating results of the Company.

The Company has no obligation to update any forward-looking statements.

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

Dated: October 28, 1996