Form 10-K405
period 1996-12-31
EDO CORP
filed 1997-03-21
CIK 31617

-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1996                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
      New York                                           11-0707740

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 4, 1997................................. $42,863,715

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 4, 1997 ................................. 6,146,766

                      Documents Incorporated by Reference

Portions of the Definitive Proxy Statement of the Registrant, dated March 21, 1997, are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                               Table of Contents

PART I.......................................................................1
ITEM 1. BUSINESS.............................................................1
DEFENSE AND SPACE SYSTEMS....................................................1
Marine and Aircraft Systems..................................................1
Aircraft Stores Suspension and Release Equipment.............................1
Airborne Mine Countermeasures Systems........................................1
Combat Systems...............................................................2
Command and Control Systems..................................................2
Antisubmarine Warfare Sonar..................................................2
Electro-Optics Systems.......................................................2
INDUSTRIAL PRODUCTS..........................................................2
Acoustic Products............................................................2
Ceramics.....................................................................3
Fiber Science................................................................3
DISCONTINUED OPERATIONS......................................................3
RESEARCH AND DEVELOPMENT.....................................................3
MARKETING AND INTERNATIONAL SALES............................................4
BACKLOG......................................................................4
GOVERNMENT CONTRACTS.........................................................4
COMPETITION AND OTHER FACTORS................................................5
EMPLOYEES....................................................................5
EXECUTIVE OFFICERS OF THE REGISTRANT.........................................5
ITEM 2. PROPERTIES...........................................................6
ITEM 3. LEGAL PROCEEDINGS....................................................6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6
PART II......................................................................6
ITEM 5. MARKET FOR REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS...............................6
ITEM 6. SELECTED FINANCIAL DATA .............................................6
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................6
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................6
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE..................................6
PART III.....................................................................6
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................6
ITEM 11. EXECUTIVE COMPENSATION..............................................6
ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT....................................7
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................7
PART IV......................................................................7
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.............................................7
SIGNATURES...................................................................9
SELECTED FINANCIAL DATA.....................................................10
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................11
BUSINESS ENVIRONMENT........................................................11
RESULTS OF OPERATIONS - 1996 COMPARED TO 1995...............................11
FINANCIAL CONDITION.........................................................12
RESULTS OF OPERATIONS - 1995 COMPARED TO 1994...............................12
COMMON SHARE PRICES.........................................................13
DIVIDENDS...................................................................13
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
   SECURITIES LITIGATION REFORM  ACT OF 1995................................13
CONSOLIDATED STATEMENTS OF OPERATIONS.......................................14
CONSOLIDATED BALANCE SHEETS.................................................15
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.............................16
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................17
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................18
INDEPENDENT AUDITORS' REPORT................................................27
QUARTERLY FINANCIAL INFORMATION (UNAUDITED).................................28

                                    PART I

ITEM 1. BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

The Company is principally a supplier of proprietary advanced electro-optical, electronic, mechanical, acoustic and composite products to major prime defense contractors and commercial original equipment manufacturers. The Company also serves the domestic and international defense markets as a prime contractor for military systems.

The Company organizes its business into two segments, which constitute its continuing operations: Defense and Space Systems; and Industrial Products. A description of the principal products of the Company within the two industry segments is set forth below.

In 1996, the Company sold its general aviation floats business and announced the discontinuance of its energy-related businesses. Further information about the discontinuance of the energy-related businesses is provided in "Discontinued Operations" on page 3 and in Note 3 on page 20 of this Report.

During 1993 and 1994, the Company adopted and implemented a restructuring plan. Information about this restructuring is contained in Note 2 on page 19 of this Report.

Certain business segment information on the Company's continuing operations is set forth in Note 18 on page 26 of this Report.

The following discussion relates to the Company's continuing operations.

                           DEFENSE AND SPACE SYSTEMS

The Company's Defense and Space Systems operations, which accounted for 68%, 66% and 70% of consolidated net sales for 1996, 1995 and 1994, respectively, are conducted by three separate business units. These business units are:
Marine and Aircraft Systems located in College Point, New York; Combat Systems located in Chesapeake, Virginia; and Electro-Optics located in Shelton, Connecticut. In 1994, all sonar related business was transferred from the Marine and Aircraft Systems unit to the Combat Systems unit. As a result, the Marine and Aircraft Systems unit in New York is now dedicated to mechanical and structural products and the military electronics/software design business is conducted at Combat Systems.

Marine and Aircraft Systems

The Marine and Aircraft business unit designs, develops and manufactures sophisticated mechanical, electromechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the business unit provides logistics support for its products following initial hardware deliveries including spare and repair parts, upgrade modifications, training and technical services. The revenue from these support functions is a significant portion of sales. The major products of the Marine and Aircraft Systems business unit are aircraft stores suspension and release equipment and airborne mine countermeasures systems. This business unit also designs and manufactures speed measuring equipment for municipal rapid transit trains.

Aircraft Stores Suspension and Release Equipment

The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms (JRM) for the U.S. Navy F-14 aircraft. In 1996, the Company continued production of BRUs for the F-15E under prior orders received and new orders received in 1996, and provided spare parts support for Tornado ERUs previously produced. In addition, the Company continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) launcher for the F-22 air superiority fighter. Funded development for this missile launcher, which employs new internal carriage technology, is expected to continue throughout 1997. In 1996, the Company received a subcontract from Boeing for development of new weapons carriage technology for application to existing and future aircraft. This effort is expected to continue throughout 1997. For 1996, 1995 and 1994, respectively, sales of aircraft stores suspension and release equipment represented 19%, 19%, and 21% of consolidated net sales.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. In 1994, the Company completed development of a funded upgrade to the MK 105. The upgraded system was delivered to the U.S. Navy for testing and evaluation. These tests were completed in the first half of 1995. The first production contract for this upgrade was received at the end of 1995. An additional production contract was received in 1996. Production under this contract is expected to continue throughout 1997. In 1994, the Company began work on a new U.S. Navy funded contract to develop a lightweight, self contained, helicopter towed magnetic sweep for shallow water applications. This system underwent U.S. Navy testing and evaluation in 1996. In addition, the Company continued to provide logistic support for MK 105 systems previously provided to both the U.S. Navy and an international customer.

For 1996, 1995 and 1994, respectively, sales of airborne mine countermeasures systems represented 7%, 5% and 13% of consolidated net sales.

Combat Systems

The Combat Systems business unit designs, develops and produces combat systems equipment including command, control and communications systems, and antisubmarine warfare (ASW) systems. In addition, the business unit provides logistics support including spare and repair parts, training and technical services for its products.

Command and Control Systems

Command, control and communications systems include digital tactical data links for domestic and international military customers. In 1996, this business unit delivered an integrated command and control system for the U.S. Air Force. Work on the Ship Shore Ship Buffer (SSSB) program, awarded in 1995, continued in 1996. In 1996, new orders were received from another international customer for additional SSSB systems and additional data links.

Antisubmarine Warfare Sonar

The Company has been a supplier of ASW systems for more than forty years. In 1994, this business was transferred from the New York business unit to the business unit in Virginia. In 1996, development and testing continued for a new passive/active sonar system variation of the AN/SQR-18A(V) for the U.S. Navy. An additional contract for this program was received in 1996 and work is scheduled to continue throughout 1997. Logistics, maintenance and training support was provided for EDO sonar systems installed in the now decommissioned U.S. Navy FF-1052-class ships which are in service with several international navies through the foreign military sales program. In 1996, a significant contract was received from an international customer for a major upgrade to a previously provided EDO sonar system. Work under this contract is expected to continue for five years. For 1996, 1995 and 1994, respectively, sales of sonar systems represented 3%, 10% and 11% of consolidated net sales.

Electro-Optics Systems

The Electro-Optics business unit designs, develops and manufactures electro-optical products and systems for satellites. The primary products are infrared earth sensors, which are used to provide satellites with information relative to stabilization and orbit position. In 1996, Electro-Optics continued to provide earth sensor assemblies for Hughes communication satellites, the U.S. Air Force Global Positioning Satellite System, and Orbital Science's ORBCOM digital data transmission system, and began delivering earth sensor assemblies for the Motorola/Lockheed Iridium(TM) communication satellite constellation. In addition, work continued on the sensors for the Loral/DASA Globalstar(TM) communication satellite with deliveries scheduled for 1997. New orders were received for additional sensors for Hughes geosynchronous satellites and for the new INMARSAT constellation and for ORBCOM. For 1996, 1995 and 1994, respectively, sales of spaceflight systems represented 24%, 14% and 9% of consolidated net sales.

                              INDUSTRIAL PRODUCTS

In 1994, the business units that are primarily related to non-military markets were reorganized into the Industrial Products business segment. In late 1996, the Company announced the discontinuance of its participation in the energy-related market, and its intention to dispose of its interest in EDO (Canada) Ltd., EDO Automotive Natural Gas, Inc. (EDO ANGI) and EDO Energy Corporation. EDO Sports, a business unit dedicated to the production of composite sporting products, was discontinued in late 1994.

The Industrial Products operations now include the Acoustic Products, Ceramics and Fiber Science business units. The Acoustic Products business unit, located in Salt Lake City, supplies the Industrial Products business units with support services as required. The Industrial Products operations accounted for 32%, 34% and 30% of consolidated net sales for 1996, 1995 and 1994, respectively.

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

Military transducer design and production also continue at the Acoustic Products business unit. This business unit provides all of the Company's commercial transducers as well.

The Acoustic Products unit is developing products for the active vibration control marketplace. This initiative is intended to apply the Company's expertise in piezoceramic materials and transducers to reduce vibration emanating from industrial machinery. The Company has been working on a partially government funded program for vibration reduction in precision machine tools, specifically cylindrical grinders. In addition, the Company is delivering products it designed and manufactured to reduce vibration in the manufacturing process for semiconductors.

Ceramics

The Ceramics business unit, located in Salt Lake City, is one of North America's largest manufacturers of piezoceramic components. Piezoceramic elements convert acoustic energy to electrical energy and form the basis of many industrial and commercial products ranging from military sonars to ink jet printers. The Company has automated and improved this unit's production processes and is focusing its efforts on industrial markets in addition to maintaining its position as a leading supplier of ceramics for military applications. For 1996, 1995 and 1994, respectively, sales of piezoceramics represented 11%, 10% and 8% of consolidated net sales.

Fiber Science

In 1994, the Company decided to focus its Fiber Science business unit on the development and production of its traditional composite water and waste tanks for the commercial aviation market. This concentrated technical and marketing effort yielded long-term production contracts from Boeing and Airbus.

While concentration on water and waste tanks is the primary mission of Fiber Science, the Company continues to pursue programs in other commercial markets. Fiber Science is now supplying composite pressure vessels for use as air start reservoirs on large trucks, through a program with Ingersoll-Rand. Composite pressure vessels are also being developed and tested for use in railroad car braking systems.

                            DISCONTINUED OPERATIONS

The Company's former energy-related businesses consisted of the following: its wholly-owned subsidiary EDO Energy Corporation, which provides program management activities for compressed natural gas vehicles (CNGVs) and other alternative fuel projects; its wholly-owned subsidiary EDO Automotive Natural Gas, Inc., which designs and manufactures CNGV refueling stations and related equipment; and a 50.4% interest in EDO (Canada) Ltd., which designs and manufactures LiteRider_ fuel cylinders. The products of these businesses are generally sold through independent distributors and dealers to end users, and by employees of these businesses to original equipment manufacturers.

Due to the current and projected growth rates and financial returns of the energy-related businesses failing to meet the Company's strategic criteria, the Company decided in September 1996 to divest itself from these businesses. Accordingly, the Company recorded a provision for loss of $7,000,000, consisting of $2,000,000 in operating losses for the phase out period, and $5,000,000 for reduction of asset values and provisions for estimated future disposal costs.

These businesses continue to operate while the Company seeks investors interested in their long-term development. The Company believes that adequate provision for the ultimate loss on disposal of these businesses has been made in the Company's financial statements, which provision is described in Note 3 on page 20 of this Report.

                           RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 72 employees in the fields of acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop technology for new products or to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs in the Defense and Space Systems segment. Major customer-sponsored research and development programs include: continued development of improvements to the AN/SQR-18A(V) TACTAS system; improvements to the MK 105 mine countermeasures system; development of a new shallow-water mine countermeasures system; development of new aircraft weapons carriage technology; developments in combat systems integration; development of new and improved stores launchers; and development of new earth and sun sensors for satellites.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding. In 1995, expenditures for customer-sponsored research and development declined 28% from1994, primarily as a result of less available funding, consistent with the general decline in military spending. In 1996, expenditures rose 34% over 1995 due primarily to increased funding in all business areas.

Company-sponsored research and development has contributed to a number of advances in sonar systems, transducers, stores release systems, mine countermeasures systems, digital data links, filament-wound structures, and composite pressure vessels.

Principal current research and development involves: image and signal processing and other improvements for combat systems, improvements to minesweeping technology, continued development of satellite-based sensors, the application of its acoustic and ceramic technologies to vibration control, and development of composite pressure vessels for the truck and train markets.

The following table sets forth research and development expenditures for the periods presented.
            ======================================================
                                         Year Ended December 31,
                                      1996        1995        1994
                                           (in thousands)
            ------------------------------------------------------
            Customer-sponsored    $ 17,800    $ 13,300    $ 18,400
            Company-sponsored        1,000       1,000       2,500
            ------------------------------------------------------
            Total                 $ 18,800    $ 14,300    $ 20,900
            ======================================================

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

The Company sells products in its Defense and Space Systems segment as a prime contractor and through subcontracts with other prime contractors. In addition to military sales to the U.S. Department of Defense, the Company also sells Defense and Space Systems segment equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

Products within the Industrial Products segment are sold in industrial and commercial markets. In foreign markets, piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives.

It is the Company's policy to denominate all foreign contracts in U.S. dollars and generally to incur no significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts.

                                    BACKLOG

A significant portion of the Company's sales are made directly or indirectly through prime contractors to the U.S. armed services and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these government contracts. As of December 31, 1996, the Company's total backlog was approximately $103.0 million, as compared with $85.6 million on December 31, 1995. Of the total backlog as of December 31, 1996, approximately 63% was scheduled for delivery in 1997. Total backlog as of December 31, 1996, divided between the Company's two industry segments, was Defense and Space Systems, $86.9 million, and Industrial Products, $16.1 million, as compared, respectively, with $64.1 million and $21.5 million as of December 31, 1995.

                             GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 36% of the Company's 1996 consolidated net sales compared with 43% in 1995 and 59% in 1994, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

It is difficult to state precisely the Company's market position in all of its market segments because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores release mechanisms for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasures systems, piezoelectric ceramics, and satellite attitude and position sensors.

Although the Company owns some patents and has filed applications for additional patents, it does not believe that its businesses depend significantly upon its patents. In addition, most of the Company's U.S. Government contracts license it to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic defense work.

                                   EMPLOYEES

As of December 31, 1996, the Company employed 718 persons.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
===============================================================================
Name                 Age   Position, Term of Office and Prior Positions
-------------------------------------------------------------------------------

Frank A. Fariello    62    Chairman of the Board since 1997, Chief Executive
                           Officer since 1994, President since 1993 and
                           Director since 1982.
William J. Frost     55    Vice President-Administration since 1994, prior to
                           which he was Assistant to the Vice President-
                           Administration since 1989.

Marvin D. Genzer     56    Vice President since 1990, General Counsel since
                           1988, and Secretary since 1995.

Ira Kaplan           61    Executive Vice President and Chief Operating
                           Officer since 1997, prior to which he was corporate
                           Vice President since 1995. From 1989 to 1995, he was Vice President/General Manager of the Government Systems Division.

J. Douglas Moore     51    Vice President-Special Assignments since 1997,
                           prior to which he was corporate Vice President since 1995. From 1989 to 1995, he was Vice
                           President/General Manager of the Acoustics Division.

Kenneth A. Paladino  39    Vice President-Finance and Treasurer since 1995,
                           prior to which he was Controller since 1989.
===============================================================================

Each executive officer is appointed by the Board of Directors (the "Board"), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2. PROPERTIES

All operating properties are leased facilities. The College Point corporate headquarters and manufacturing facility had been owned until early 1996 when it was sold. The Company's facilities are adequate for present purposes. Except for College Point, all facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 16 on page 26 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.
           =========================================================
                                              Approximate Floor Area
                   Location                        (in sq. ft.)
           ---------------------------------------------------------
            Defense and Space Systems:
              Marine and Aircraft                     97,000
              College Point, NY

              Combat Systems                          30,000
              Chesapeake, VA

              Electro-Optics                          72,000
              Shelton, CT

            Industrial Products:
              Acoustic Products and Ceramics         117,000
              Salt Lake City, UT

              Fiber Science                          105,000
              Salt Lake City, UT
           =========================================================

ITEM 3. LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13, and in Note 17 on page 26 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" and "Dividends" on page 13, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 16,
Note 9 on page 21 and Note 10 on page 22 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 10 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG Peat Marwick LLP and the unaudited "Quarterly Financial Information" are set forth on pages 14 through 28 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under the headings "Election of Directors" and "The Board of Directors and Its Committees" on pages 1 through 3 of the Company's Proxy Statement dated March 21, 1997, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under the heading "Compensation of Executive Officers" on pages 5 through 9 of the Company's Proxy Statement dated March 21, 1997, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the headings "Securities Ownership of Directors and Executive Officers" on page 4 and "Principal Shareholders" on page 12 of the Company's Proxy Statement dated March 21, 1997, which is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information responsive to this item is set forth under the headings "The Board of Directors and Its Committees" on page 3 and "Compensation Committee Interlocks and Insider Participation" on page 8 of the Company's Proxy Statement dated March 21, 1997, which is incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994, together with the report thereon of KPMG Peat Marwick LLP, independent auditors, dated February 13, 1997, appear on pages 14 through 27 of this Report.

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

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 27, 1993. Incorporated by reference to Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993.

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

4(i) Amendment No. 9 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1995. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4(j) Amendment No. 10 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1996.

10(a)* EDO Corporation 1996 Long-Term Incentive Plan.

10(b)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and two employees. Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(c)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 30 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers.

10(e) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EDO CORPORATION (Registrant)
Dated: March 21, 1997                      By:  Kenneth A. Paladino
                                                -----------------------------
                                                Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 21, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title

Kenneth A. Paladino   Vice President-Finance
                        and Treasurer            __
Frank A. Fariello     Chairman of the Board,       |
                        President, Chief Executive |
                        Officer and Director       |
William J. Frost      Vice President-              |
                        Administration             |
Marvin D. Genzer      Vice President, General      |
                        Counsel and Secretary      |- By: Kenneth A. Paladino
Ira Kaplan            Executive Vice President and |     ---------------------
                        Chief Operating Officer    |        Attorney-in-Fact
J. Douglas Moore      Vice President-              |
                        Special Assignments        |
Robert E. Allen       Director                     |
Robert Alvine         Director                     |
Mellon C. Baird       Director                     |
George M. Ball        Director                     |
Joseph F. Engelberger Director                     |
Robert M. Hanisee     Director                     |
Michael J. Hegarty    Director                     |
George A. Strutz, Jr. Director                   __|

SELECTED FINANCIAL DATA
EDO CORPORATION AND SUBSIDIARIES
(NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
===============================================================================
                             1996       1995        1994       1993       1992
                                  (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Summary of Operations
Net sales:
 Defense and
  Space Systems          $ 64,110     52,055      56,568     69,182     81,432
 Industrial Products       30,476     26,877      24,688     30,925     32,807
-------------------------------------------------------------------------------
                         $ 94,586     78,932      81,256    100,107    114,239
===============================================================================
Operating earnings
  (loss):
 Defense and
  Space Systems          $ 14,060a     5,779      (6,546)b   (1,179)b   11,811
 Industrial Products        3,926      3,392      (9,853)c    2,346      2,499
 General corporate
  expense                  (4,086)    (3,806)     (4,711)    (4,146)    (4,281)
-------------------------------------------------------------------------------
                           13,900      5,365     (21,110)    (2,979)    10,029
Net interest expense         (766)    (1,199)     (2,160)    (2,337)    (2,627)
Other income
  (expense), net              (66)       (41)        335     (1,355)      (443)
-------------------------------------------------------------------------------
Earnings (loss) before
  Federal income taxes
  and cumulative effect
  of accounting change     13,068      4,125     (22,935)    (6,671)     6,959
Provision (benefit)
  for Federal income
  taxes                         -          -      (3,800)    (4,901)     1,684
-------------------------------------------------------------------------------
Earnings (loss) from
  continuing operations
  before cumulative
  effect of accounting
  change                   13,068      4,125     (19,135)    (1,770)     5,275
===============================================================================
Earnings (loss) from:
 Continuing operations     13,068      4,125     (19,135)   (11,170)d    5,275
 Discontinued operations   (8,637)    (1,465)     (3,421)    (5,178)       402
===============================================================================
Net earnings (loss)         4,431      2,660     (22,556)   (16,348)     5,677
Dividends on
  preferred shares          1,179      1,239       1,333      1,406      1,455
-------------------------------------------------------------------------------
Net earnings (loss)
  available for common
  shares                 $  3,252      1,421     (23,889)   (17,754)     4,222
===============================================================================
Per Common Share Data
Primary net earnings
  (loss)
 Continuing operations   $   1.95       0.50       (3.69)     (2.32)      0.71
 Discontinued operations $  (1.42)     (0.25)      (0.61)     (0.96)      0.07
-------------------------------------------------------------------------------
 Total                   $   0.53       0.25       (4.30)     (3.28)      0.78
Fully diluted net
  earnings (loss)        $   0.45       0.20       (4.30)     (3.28)      0.69
Average number of
  shares outstanding-
  primary                   6,086      5,768       5,551      5,415      5,389
Cash dividends per
  common share           $      -          -        0.14       0.28       0.28
Other Information
Working capital          $  37,382    33,582      31,374     40,001     45,741
Depreciation and
  amortization of
  fixed assets           $   3,471     4,568       5,677      5,974      5,852
Plant and equipment
  expenditures, net      $   4,227     1,800       1,731      4,287      4,873
Total assets             $  94,223    95,526      94,747    115,414    127,281
Long-term debt           $  29,317    29,317      29,317     29,317     30,544
ESOT loan obligation     $  11,676    12,887      14,007     15,045     16,005
Shareholders' equity     $  19,823    14,997      11,610     35,035     52,797
Backlog of
  unfilled orders        $ 102,981    85,558      70,682     86,468     92,084
===============================================================================

a Includes a $7,120 curtailment gain for the discontinuance of postretirement health care benefits for Medicare-eligible retirees.

b Includes restructuring charges of $1,127 and $9,800 in 1994 and 1993, respectively, relating to the discontinuance, relocation and downsizing of certain operations.

c Includes a $5,400 write off of a previously established receivable in anticipation of the recovery of remediation costs related to a Superfund site.

d Includes the cumulative effect of a change in accounting for postretirement health benefits, as required by the adoption of SFAS No. 106, of $9,400, net of taxes, or $1.74 per share on primary net earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

In 1996, the Company's financial condition continued to improve as evidenced by increased working capital, shareholders' equity, net sales, earnings and backlog over the prior year results. These increases reflect the effects of the emphasis being placed on the Company's core businesses where there has been a general improvement in the markets for the Company's products.

In 1996, the Company announced its decision to exit its energy-related businesses that are involved in the natural gas vehicle markets. These businesses continue to operate while the Company seeks potential buyers. The financial statements have been reclassified to exclude the operating results of the energy-related businesses from the continuing operations and account for them as discontinued operations (see Note 3 to the Consolidated Financial Statements). The following discussion relates only to the Company's continuing operations in its two business segments: Defense and Space Systems; and Industrial Products.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Net sales for 1996 were $94.6 million, a 20% increase when compared with sales of $78.9 million in 1995. Sales in the Defense and Space Systems segment increased 23% to $64.1 million primarily due to an increase in satellite system sales which in 1995, were negatively impacted by technical difficulties on a fixed-price development program that was completed and is now in production. Reductions in sonar system sales also partially offset the increased segment sales. Sales in the Industrial Products segment increased by 13% to $30.5 million where increases in piezo-ceramic and fiber composite product sales were partially offset by lower sales of acoustic products.

Total operating earnings, excluding the effect of a $7.1 million non-cash curtailment gain from the discontinuance of medical benefits for Medicare eligible retirees (see Note 15 to the Consolidated Financial Statements), improved 26% to $6.8 million in 1996, as compared to $5.4 million in 1995. The increase results primarily from the higher sales levels as well as a modest improvement in margins and increases in pension and postretirement benefit income, partially offset by higher costs incurred during the completion of the development portion of fixed-price development programs for new satellite products.

Operating earnings of the Defense and Space Systems segment, before general corporate expense allocations, were $6.9 million (excluding the $7.1 million gain mentioned above), an increase of 20% as compared to operating earnings of $5.8 million in 1995. Operating earnings in the Industrial Products segment, before general corporate expense allocations, were $3.9 million, a 16% increase when compared to operating earnings of $3.4 million in 1995. The improvement in earnings in both segments primarily results from the higher sales levels.

Selling, general and administrative expenses increased to $15.6 million from $14.2 million in 1995 principally as a result of increased sales and marketing expenses. Company funded research and development expenditures were approximately $1.0 million for each year while customer funded research and development increased $4.5 million to $17.8 million in 1996. Customer funded research and development, which occurs primarily in the Defense and Space Systems segment, is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

Interest expense, net of interest income, decreased 33% to $0.8 million from $1.2 million in 1995, primarily due to increased interest income on higher average balances of interest-earning assets. Interest expense primarily represents the interest paid on the 7% Convertible Subordinated Debentures Due 2011.

In 1996, the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards and tax benefits associated with the preferred stock dividends.

Net earnings in 1996 were $3.3 million as compared to net earnings in 1995 of $1.4 million. Net earnings in 1996 included a $7.0 million loss from discontinuance of the Company's energy-related businesses (see Note 3 to the Consolidated Financial Statements) and, as mentioned above, a $7.1 million curtailment gain. Primary net earnings per share were $0.53 as compared to net earnings of $0.25 in 1995. Primary earnings per share calculations are based on a weighted average of 6.1 million and 5.8 million common and equivalent shares outstanding in 1996 and 1995, respectively.

FINANCIAL CONDITION

The Company's cash and cash equivalents decreased $2.2 million in 1996 to $20.7 million at December 31, 1996. The reduction results from net cash flow from continuing operations of approximately $2.6 million and $2.0 million of proceeds from the sale of the Company's College Point facility, offset by $4.2 million of purchases of capital equipment, a $1.2 million payment of preferred share dividends and $1.8 million of cash used by discontinued operations.

Accounts receivable increased to $32.5 million from $23.6 million in 1995 primarily as a result of an increase in unbilled receivables. The increase in unbilled receivables resulted principally from the recognition of revenues under the percentage of completion method, on certain satellite system programs, as costs are incurred and where billings are made at shipment. Substantially all of the unbilled balances at December 31, 1996 are expected to be billed and collected during 1997.

In January of 1996, the Company completed the sale of its College Point facility. Proceeds of the sale were comprised of cash of approximately $2.0 million, notes of $4.6 million and other consideration, including prepaid rent for the portion of the facility currently utilized by the Company. The notes receivable are due in varying annual amounts through 2004, bear interest at an effective rate of approximately 7% and are secured by a mortgage on the related facility.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until their retirement, the Company is making annual sinking fund payments of $1.8 million. As of December 31, 1996, the Company had $3.9 million of these debentures remaining in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at December 31, 1996 of $11.7 million with an interest rate of 82% of the prime lending rate. The ESOT obligation agreement can be canceled or refinanced by the Company or the lender on April 1, 2000. The repayment of this obligation is funded principally through dividends on the Company's preferred shares.

The Company maintains a $15.0 million secured line of credit with a bank for short-term borrowing and letters of credit. The agreement expires on June 30, 1997 and limits the cash portion of potential borrowings to $5.0 million. There have been no direct borrowings under this agreement.

The Company is incurring costs in connection with the remediation of a Superfund site (see Note 17 to the Consolidated Financial Statements). The Company has expensed all of the costs it has incurred, as well as a discounted estimate of all future costs related to this matter. The liability for these future costs as of December 31, 1996 is approximately $4.1 million of which $1.2 million is classified as a current obligation. Approximately 40% of the $4.1 million liability will be expended over the next two years.

During 1996, the Company recognized a non-cash curtailment gain of $7.1 million in connection with the discontinuance of postretirement medical benefits for Medicare-eligible retirees. This gain represents the reversal of a significant portion of the postretirement obligation established upon the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in 1993.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

Backlog increased from $85.6 million at December 31, 1995 to $103.0 million at December 31, 1996. The increase was primarily due to awards received in the Defense and Space Systems segment.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

Sales for 1995 were $78.9 million, a 3% decrease when compared with sales of $81.3 million in 1994. Sales in the Defense and Space Systems segment decreased 8% to $52.1 million, due primarily to delays in expected awards in some military programs offset in part by increases in satellite system product sales. Sales in the Industrial Products segment increased by 9% to $26.9 million where increases were recorded in each of the business units.

A profit from operations of $5.4 million was recorded in 1995 as compared to a loss of $21.1 million in 1994. Included in 1994 results were charges, net of a pension curtailment gain of $1.4 million, that amounted to approximately $17.4 million. Exclusive of the effects of these net charges, the Company in general experienced improvements in all of its operations. In addition, significant losses previously incurred on certain fixed-price development contracts, which included one for the development of a new earth sensor, did not recur in 1995.

The results of operations of the Defense and Space Systems segment were a profit, before general corporate expense allocations, of $5.8 million as compared to a loss of $2.4 million (excluding net charges mentioned above) in 1994. The improvement in earnings, exclusive of the net charges, resulted primarily from an improvement in the Electro-Optics business unit, higher margins in the segment in general and inclusion of a pension curtailment gain of $0.6 million.

The Industrial Products segment recorded a profit, before general corporate expense allocations, of $3.4 million as compared to a profit of $3.5 million (excluding net charges of $13.3 million mentioned above) in 1994.

Selling, general and administrative expenses decreased to $14.2 million from $14.9 million, (excluding a $3.6 million reserve on a foreign receivable) in 1994 principally as a result of the effects of cost reduction efforts. Company sponsored research and development expenditures decreased 60% to $1.0 million. Reductions occurred in both segments, primarily as a result of a more selective approach to, and customer sponsoring of, important Company development programs. Customer-sponsored research and development included in cost of sales, which occurs primarily in the Defense and Space Systems segment, declined $5.1 million to $13.3 million consistent with the general decline in available government development programs.

Interest expense, net of interest income, decreased 43% to $1.2 million from $2.1 million in 1994 primarily due to increased interest income on higher average balances of interest earning assets. Interest expense primarily represented the interest paid on the 7% Convertible Subordinated Debentures Due 2011.

In 1995, the Company did not have a provision for Federal income taxes due to the realization of benefits related to certain deductible temporary differences and preferred stock dividends.

The net earnings in 1995 of $1.4 million compared to a net loss in 1994 of $23.9 million. The primary net earnings per share were $0.25 as compared to a net loss of $4.30 in 1994. Primary earnings per share calculations were based on a weighted average of 5.8 million and 5.6 million shares outstanding in 1995 and 1994, respectively. The Company's 1995 year end backlog was $85.6 million compared to $70.7 million in 1994. The increase occurred principally in the Defense and Space Systems segment.

COMMON SHARE PRICES

EDO common shares are traded on the New York Stock Exchange. As of February 5, 1997, there were 2,607 shareholders of record (brokers and nominees counted as one each).

The price range in 1996 and 1995 was as follows:
              ===================================================
                                 1996                  1995
                             High       Low       High       Low
              ---------------------------------------------------
              1st Quarter   5-7/8      4-5/8     3-7/8      3
              2nd Quarter  10-7/8      5         3-1/2      3
              3rd Quarter   8-5/8      5-7/8     5-7/8      3
              4th Quarter   9-1/4      6-1/2     6          4-3/8
              ===================================================

DIVIDENDS

In the third quarter of 1994, the Board of Directors suspended cash dividends on the Company's common shares due to the financial circumstances at that time. In January of 1997, the Company announced that the Board of Directors had approved the payment of a quarterly cash dividend of $0.025 per common share payable on March 31, 1997 to shareholders of record at the close of business on March 4, 1997. The Company's ESOT guarantee agreement presently limits the payment of cash dividends. See Note 10 of the Consolidated Financial Statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements in this Annual Report on Form 10-K and in the message from the Chairman of the Board, President and Chief Executive Officer contained in the Annual Report to Shareholders for 1996 relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

U.S. and international military program sales, follow-on procurement, contract continuance, and future program awards, upgrades and spares support are subject to: U.S. and international military budget constraints and determinations; U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices; and the general state of world military readiness and deployment.

Achievement of margins on sales, earnings and cash flow can be affected by unanticipated technical problems, government termination of contracts for convenience, decline in expected levels of revenues and underestimation of anticipated costs on specific programs.

The Company has no obligation to update any forward-looking statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                Years Ended December 31
                                          1996           1995           1994
                                       (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Continuing Operations:
 Income
  Net sales                             $ 94,586       $ 78,932       $ 81,256
  Other                                      388            450            623
-------------------------------------------------------------------------------
                                          94,974         79,382         81,879
-------------------------------------------------------------------------------
 Costs and Expenses
  Cost of sales                           71,561         58,849         75,471
  Selling, general and administrative     15,631         14,177         18,486
  Research and development                 1,002            991          2,505
  Postretirement health care
    curtailment gain                      (7,120)             -              -
  Write off of environmental receivable        -              -          5,400
  Restructuring charge                         -              -          1,127
-------------------------------------------------------------------------------
                                          81,074         74,017        102,989
-------------------------------------------------------------------------------
 Operating Earnings (Loss)                13,900          5,365        (21,110)
 Non-operating Income (Expense)
-------------------------------------------------------------------------------
  Interest income                          1,427          1,097            256
  Interest expense                        (2,193)        (2,296)        (2,416)
  Other, net                                 (66)           (41)           335
-------------------------------------------------------------------------------
                                            (832)        (1,240)        (1,825)
-------------------------------------------------------------------------------
 Earnings (loss) before Federal
   income taxes                           13,068          4,125        (22,935)
 Federal income tax benefit                    -              -         (3,800)
-------------------------------------------------------------------------------
 Earnings (Loss) from
   Continuing Operations                  13,068          4,125        (19,135)
Discontinued Operations:
 Loss from operations of
   discontinued energy business           (1,637)        (1,465)        (3,421)
 Loss from discontinuance, including
   provision of $2,000 for operating
   losses during phase out period         (7,000)             -              -
-------------------------------------------------------------------------------
 Loss from Discontinued Operations        (8,637)        (1,465)        (3,421)
-------------------------------------------------------------------------------
Net Earnings (Loss)                        4,431          2,660        (22,556)
Dividends on preferred shares              1,179          1,239          1,333
-------------------------------------------------------------------------------
Net Earnings (Loss) Available
  for Common Shares                     $  3,252       $  1,421       $(23,889)
===============================================================================
Earnings (Loss) Per Common Share:
 Primary:
  Continuing operations                 $   1.95       $   0.50       $  (3.69)
  Discontinued operations                  (1.42)         (0.25)         (0.61)
-------------------------------------------------------------------------------
Net Earnings (Loss)                     $   0.53       $   0.25       $  (4.30)
===============================================================================
 Fully diluted:
  Continuing operations                 $   1.66       $   0.41       $  (3.69)
  Discontinued operations                  (1.21)         (0.21)         (0.61)
-------------------------------------------------------------------------------
Net Earnings (Loss)                     $   0.45       $   0.20       $  (4.30)
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                         December 31
                                                     1996           1995
                                           (in thousands, except share amounts)
-------------------------------------------------------------------------------
Assets
 Current assets:
  Cash and cash equivalents                      $  20,745       $  22,918
  Accounts receivable                               32,518          23,605
  Inventories                                        7,994           8,087
  Prepayments                                        2,678           1,180
-------------------------------------------------------------------------------
               Total current assets                 63,935          55,790
-------------------------------------------------------------------------------
Property, plant and equipment, net                  12,968          12,212
Notes receivable                                     3,900               -
Cost in excess of fair value of net
  assets acquired, net                               7,159           7,526
Other assets                                         6,261           5,957
Assets held for sale, net                                -           8,700
Net assets of discontinued operations                    -           5,341
-------------------------------------------------------------------------------
                                                 $  94,223       $  95,526
===============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities        $  21,517       $  16,566
 Contract advances and deposits                      4,809           5,642
 Net liabilities of discontinued operations            227               -
-------------------------------------------------------------------------------
               Total current liabilities            26,553          22,208
-------------------------------------------------------------------------------
Long-term debt                                      29,317          29,317
ESOT loan obligation                                11,676          12,887
Postretirement obligation                            3,995          12,348
Environmental obligation                             2,859           3,769
Shareholders' Equity:
 8% convertible preferred shares, par value
   $1 per share (liquidation preference
   $213.71 per share), authorized 500,000 shares
   (67,832 issued in 1996 and 71,001 in 1995)           68              71
 Common shares, par value $1 per share,
   authorized 25,000,000 shares
   (8,453,902 issued in both years)                  8,454           8,454
 Additional paid-in capital                         35,438          37,847
 Retained earnings                                  22,368          19,116
-------------------------------------------------------------------------------
                                                    66,328          65,488
Less:  Treasury shares at cost (2,409,136
         shares in 1996 and 2,645,863
         shares in 1995)                           (34,240)        (37,604)
       ESOT loan obligation                        (11,676)        (12,887)
       Deferral under Long-Term Incentive Plan        (589)              -
-------------------------------------------------------------------------------
               Total shareholders' equity           19,823          14,997
-------------------------------------------------------------------------------
                                                 $  94,223       $  95,526
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                               1996               1995               1994
                                              (in thousands)
                          Amount   Shares    Amount   Shares    Amount   Shares
-------------------------------------------------------------------------------
Preferred shares
 Balance at beginning
   of year              $    71       71   $    75       75   $    80       80
 Par value of shares
   converted                 (3)      (3)       (4)      (4)       (5)      (5)
-------------------------------------------------------------------------------
 Balance at end of year      68       68        71       71        75       75
-------------------------------------------------------------------------------
Common shares
-------------------------------------------------------------------------------
 Par value of
   shares issued          8,454    8,454     8,454    8,454     8,454    8,454
-------------------------------------------------------------------------------
Additional paid-in
  capital
 Balance at beginning
   of year               37,847             39,330             41,784
 Exercise of stock
   options                 (227)                 -                 (5)
 Shares used for payment
   of directors' fees       (57)              (137)                 -
 Effect of sale of
   subsidiary's (EDO
   (Canada) Ltd.)
   capital stock              -                795                  -
 Shares used for
   Long-Term Incentive
   Plans                 (1,146)                 -                  6
 Conversion of
   preferred shares
   to common shares        (979)            (2,141)            (2,455)
-------------------------------------------------------------------------------
 Balance at end of year  35,438             37,847             39,330
-------------------------------------------------------------------------------
Retained earnings
 Balance at beginning
   of year               19,116             17,695             42,350
 Net earnings (loss)      4,431              2,660            (22,556)
 Common stock dividends
   ($0.14 per share
    in 1994)                  -                  -               (766)
 Dividends on
   preferred shares      (1,179)            (1,239)            (1,333)
-------------------------------------------------------------------------------
 Balance at end of year  22,368             19,116             17,695
-------------------------------------------------------------------------------
Treasury shares at cost
 Balance at beginning
   of year              (37,604)  (2,646)  (39,937)  (2,810)  (42,393)  (2,983)
 Shares used for
   exercise of stock
   options                  393       28         -        -         7        -
 Shares used for
   payment of
   directors' fees          106        7       188       13         -        -
 Shares used for
   Long-Term Incentive
   Plans                  1,883      133         -        -       (11)      (1)
 Shares used for
   conversion of
   preferred shares         982       69     2,145      151     2,460      174
-------------------------------------------------------------------------------
 Balance at end of year (34,240)  (2,409)  (37,604)  (2,646)  (39,937)  (2,810)
-------------------------------------------------------------------------------
ESOT loan obligation
 Balance at beginning
   of year              (12,887)           (14,007)           (15,045)
 Repayments made
   during year            1,211              1,120              1,038
-------------------------------------------------------------------------------
 Balance at end of year (11,676)           (12,887)           (14,007)
-------------------------------------------------------------------------------
Deferral under Long-
  Term Incentive Plans
 Balance at beginning
   of year                    -                  -               (195)
 Shares used for Long-
   Term Incentive Plans    (737)                 -                  5
 Amortization of Long-
   Term Incentive Plan
   deferred expense         148                  -                190
-------------------------------------------------------------------------------
 Balance at end of year    (589)                 -                  -
===============================================================================
Total Shareholders'
  Equity                $19,823            $14,997            $11,610
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                    Years Ended December 31
                                                 1996        1995        1994
                                                        (in thousands)
-------------------------------------------------------------------------------
Operating Activities:
 Earnings (loss) from continuing operations   $ 13,068   $   4,125   $ (19,135)
 Adjustments to net earnings (loss) to
   arrive at cash provided by continuing
   operations:
  Gain on sale of building                           -           -        (427)
  Write off of environmental receivable              -           -       5,400
  Write off of nonproductive fixed assets            -           -       1,739
  Restructuring charge                               -           -       1,127
  Postretirement health care curtailment gain   (7,120)          -           -
  Depreciation and amortization                  5,303       4,935       6,044
  Deferred compensation expense                    148           -         190
  Common shares issued for directors' fees          49          51           3
  Changes in:
   Accounts receivable                          (8,913)     (2,216)     13,503
   Inventories                                      93         814       7,860
   Prepayments, other assets and other          (4,341)     (1,479)     (1,747)
   Decrease (Increase) in recoverable and
     deferred income taxes                           -       3,649        (316)
   Accounts payable and accrued liabilities      5,178      (1,877)      1,950
   Contract advances and deposits                 (833)      2,142      (2,532)
-------------------------------------------------------------------------------
Cash provided by continuing operations           2,632      10,144      13,659
Net cash used by discontinued operations        (1,804)     (2,024)     (2,519)
Investing Activities:
 Purchase of property, plant and equipment, net (4,227)     (1,800)     (1,731)
 Proceeds from assets held for sale              1,976           -           -
 Proceeds from sale of building                      -           -       3,084
-------------------------------------------------------------------------------
Cash (used) provided by investing activities    (2,251)     (1,800)      1,353
Financing Activities:
 Proceeds from exercise of stock options           166           -           -
 Payments received on notes receivable             263           -           -
 Payment of common share cash dividends              -           -        (766)
 Payment of preferred share cash dividends      (1,179)     (1,239)     (1,333)
-------------------------------------------------------------------------------
Cash used by financing activities                 (750)     (1,239)     (2,099)
===============================================================================
Net (decrease) increase in cash
  and cash equivalents                          (2,173)      5,081      10,394
Cash and cash equivalents at beginning of year  22,918      17,837       7,443
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year      $ 20,745    $ 22,918    $ 17,837
===============================================================================
Supplemental disclosures:
 Cash paid for:
  Interest                                    $  2,072    $  2,143    $  2,198
  Income taxes                                $    190    $    345    $    297
===============================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
EDO CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Business

The consolidated financial statements include the accounts of EDO Corporation and all majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is principally a supplier of proprietary advanced electro-optical, electronic, mechanical, acoustic and composite products to major prime defense contractors and commercial original equipment manufacturers. The Company organizes its business into Defense and Space Systems and Industrial Products segments. The Company discontinued its energy-related business in 1996 (Note
3).

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

(d) Inventories

Inventories under long-term contracts and programs reflect all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of the Company's defense contracts), less the portion of such costs charged to cost of sales. Inventory costs in excess of amounts recoverable under contracts are charged to cost of sales when they become known. All other inventories are stated at the lower of cost (principally first-in, first-out method) or market.

(e) Depreciation

Depreciation and amortization of property, plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $1,153,000 and $1,286,000 are included in other assets at December 31, 1996 and 1995, respectively.

(f) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition cost of Barnes Engineering Company over the fair value of net assets acquired of approximately $11.0 million ($7.2 million, net of accumulated amortization at December 31, 1996) is being amortized on a straight-line basis over thirty years. The Company assesses the recoverability of unamortized goodwill by determining whether the amortization of the goodwill balance over its estimated life can be recovered through the undiscounted projected future earnings of the acquired business.

(g) Long-Lived Assets

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset. During 1996, the Company adopted SFAS No. 121 and determined that no impairment loss need be recognized for applicable assets of continuing operations or assets held for sale (Note 7), and thus, it did not have a material impact on the Company's financial position or results of operations.

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

(i) Treasury Stock

Treasury stock is recorded at cost, with issuances from treasury stock recorded at average cost. Treasury stock issued for directors' fees is recorded as an expense for an amount equal to the fair market value of the stock on the issuance date.

(j) Earnings Per Share

Primary earnings per share amounts are determined by using the weighted average number of common shares and dilutive common share equivalents (stock options) outstanding during the year. Primary earnings per share amounts were based on 6,086,235, 5,768,189 and 5,550,868 common and common equivalent shares outstanding for 1996, 1995 and 1994, respectively.

Fully diluted earnings per share are based on the assumption that the convertible debentures and preferred shares, in the periods in which such securities are dilutive, are converted into common shares and their related interest and dividends, net of applicable income taxes, are not deducted in determining net earnings. Fully diluted earnings per share were based on 7,148,988 and 7,037,876 common and common equivalent shares outstanding for 1996 and 1995, respectively. In 1994, both the convertible debentures and preferred shares were antidilutive.

(k) Financial Instruments

The fair value and book value of the Company's long-term debt and ESOT obligation at December 31, 1996 were $36,676,000 and $40,993,000, respectively (Notes 9 and 10). The net carrying value of the notes receivable approximates fair value based on current rates for comparable commercial mortgages.

The fair values of all other financial instruments approximate book values because of the short maturity of these instruments.

(l) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these financial statements are the estimated costs to complete contracts in process, the estimated remediation costs related to the environmental matter discussed in Note 17, the collectibility of receivables and the estimated net realizable value of net assets of discontinued operations and the accrual for losses during the phase out period. Actual results could differ from these and other estimates.

(m) Accounting for Stock-Based Compensation

The Company records compensation expense for employee and director stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee and director stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee and director stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost as described in SFAS No. 123.

(2) Restructuring of Operations

In 1993, the Company adopted a restructuring plan to address the continuing worldwide decline in the defense and aerospace business, reduce costs and improve its competitiveness. This restructuring plan included discontinuing a portion of a business, relocating certain operations, the related disposition of nonproductive assets (principally land and buildings) and work force reductions. The accompanying consolidated statements of operations reflect a pretax charge of $1,127,000 for 1994 relating to this plan. The increase to the restructuring charge in 1994 principally resulted from a longer than anticipated holding period associated with the College Point production facility held for sale and severance costs. As of December 31, 1996, all expenditures related to the restructuring were made and were consistent in all material respects with the original charges taken.

(3) Discontinued Operations

Pursuant to a Board of Directors resolution in September 1996, the Company adopted a plan to exit its energy-related businesses. Those businesses include: the Company's 50.4% interest in EDO (Canada) Limited, a manufacturer of Compressed Natural Gas (CNG) fuel cylinders; EDO Automotive Natural Gas Inc., a designer and manufacturer of CNG refueling stations and related equipment; and EDO Energy Corporation, a wholly owned subsidiary of the Company involved in program management activities in CNG and other alternative fuel projects. All of these businesses will continue to operate while the Company attempts to sell them.

The consolidated financial statements of the Company have been reclassified to reflect the effects of the Company's decision to treat its energy-related businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows associated with EDO (Canada) Limited, EDO Automotive Natural Gas Incorporated, and EDO Energy Corporation have been excluded from the respective captions in the Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows. The net operating results of these entities have been reported as "Loss from discontinued operations"; the net assets (liabilities) of these entities have been reported as "Net assets (liabilities) of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations."

Net sales of the discontinued operations prior to the date of discontinuance were $9,321,000, $12,181,000, and $9,346,000 for the years ended December 31,
1996, 1995 and 1994, respectively. Net assets (liabilities) of discontinued operations were as follows:
===============================================================================
                                                            At December 31
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Assets-net                                             $1,579          $6,520
Liabilities                                              (806)         (1,179)
Accrual for losses during phase out period             (1,000)              -
-------------------------------------------------------------------------------
Net assets (liabilities) of discontinued operations      (227)          5,341
===============================================================================

Assets-net at December 31, 1996 consisted primarily of accounts receivable and liabilities consisted of trade payables. Interest expense was not allocated to discontinued operations.

(4) Canadian Subsidiary

In December 1995, EDO (Canada) Ltd. received $3.5 million from the sale of its capital stock to three companies. As a result, the Company's ownership of EDO (Canada) Ltd. was reduced from approximately 60% to approximately 50.4% with approximately 33% owned by the Province of Alberta and approximately 17% owned by three other minority shareholders. The Company's additional paid-in capital was increased by $795,000, representing its equity in EDO (Canada)'s capital transactions in 1995. In 1996, the Company discontinued its energy business, including its interest in EDO (Canada) Ltd. as noted above in Note 3.

(5) Accounts Receivable

Accounts receivable included $16,121,000 and $9,742,000 at December 31, 1996 and 1995, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1996 will be billed and are expected to be collected during 1997. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $6,910,000 at December 31, 1996, and $9,562,000 at December 31, 1995.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1996 and 1995:
===============================================================================
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Raw material and supplies                              $4,226          $5,051
Work-in-process                                         3,380           2,245
Finished goods                                            388             791
-------------------------------------------------------------------------------
                                                       $7,994          $8,087
===============================================================================

(7) Property, Plant and Equipment, Net

The Company's property, plant and equipment at December 31, 1996 and 1995, and their related useful lives are summarized as follows:
===============================================================================
                                         1996            1995       Range in
                                            (in thousands)            Years
-------------------------------------------------------------------------------
Machinery and equipment                 50,244          46,349        3 - 10
Leasehold improvements                   8,595           9,517     lease terms
-------------------------------------------------------------------------------
                                        58,839          55,866
Less accumulated depreciation
  and amortization                      45,871          43,654
-------------------------------------------------------------------------------
                                       $12,968         $12,212
===============================================================================

Assets held for sale at December 31,1995, amounting to $8.7 million, represented buildings, building improvements and land at the Company's College Point facility, net of related accumulated depreciation. In January 1996, such assets were sold for $2.0 million of cash, net of expenses, $4.6 million of notes, and other consideration including prepaid rent. The total consideration received approximated the carrying value of the assets held for sale.

The notes receivable of $4,038,000 (net of deferred interest of $250,000) at December 31, 1996, of which $138,000 is included in current assets are due in varying annual amounts through 2004 and bear interest at 7% commencing January 1, 1998 for $1,850,000 of the notes and January 1, 1999 for the balance of the notes. The notes receivable are secured by a mortgage on the related facility.

(8) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1996 and 1995:
===============================================================================
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Trade payables                                         $3,568          $3,105
Employee compensation and benefits                      2,579           2,567
Current Portion of Environmental Obligation             1,254           1,890
Other                                                  14,116           9,004
-------------------------------------------------------------------------------
                                                      $21,517         $16,566
===============================================================================

(9) Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1996 and 1995 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par and at the option of the holder under certain circumstances involving a change in control of the Company. Commencing in 1996 and until retirement, the Company is required to make sinking fund payments of $1,750,000 per year. As of December 31, 1996, the Company had $3,933,000 of these debentures remaining in treasury which will be used to satisfy these annual payments. The carrying value of the debentures as of December 31, 1996 is $29,317,000. The Company estimates the fair value of the debentures as of December 31, 1996 to be approximately $25,000,000 based on trades during late 1996.

The Company has a $15.0 million line of credit agreement with a bank for both short-term borrowings and letters of credit. The agreement expires on June 30, 1997 and limits the cash portion of potential borrowings to $5.0 million. Borrowings under the agreement bear interest based on the bank's prime rate plus 0.5% and are secured by the Company's accounts receivable, inventory, machinery and equipment. A condition to this agreement is compliance with the Company's Employee Stock Ownership Trust guarantee agreement that is described in Note 10. There have been no direct borrowings under this agreement.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1996, 1995 and 1994, respectively, cash contributions of $879,000, $839,000 and $497,000 were made to the ESOP. As of December 31, 1996, there were 300,325 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 convertible preferred shares from the Company for approximately $19,185,000. The shares are being allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. The tax benefit that is attributable to unallocated shares is reflected as an increase to retained earnings. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($175 at December 31, 1996) divided by the current market price of each common share. As of December 31, 1996, 47,708 shares have been allocated, 42,064 shares remained unallocated and 21,940 shares have been converted into 620,500 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1996, 1995 and 1994, respectively, the Company's cash contributions and preferred dividends were used to repay principal of $1,211,000, $1,120,000 and $1,038,000 and pay interest of $865,000, $982,000 and $816,000. Both the Company and the lender have the option to cancel or refinance the borrowing on or after April 1, 2000. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at $213.71 per share upon the occurrence of certain prepayment events.

In addition to these prepayment events, there are certain covenants placed on the Company that require that several predetermined ratios be maintained. At December 31, 1996, the Company was in compliance with such covenants. In addition, payments of common stock dividends in 1997 and beyond will be limited to each year's net income in excess of net income for that year required for the Company to be in compliance with its net worth debt covenant (approximately $4.8 million in 1997) up to $0.28 per common share. This obligation is secured with the Company's accounts receivable, inventory, machinery and equipment. The fair value of the ESOT obligation approximates book value since the interest rate is prime-based and accordingly is adjusted for market rate fluctuations.

The ESOT's borrowing guaranteed by the Company is reflected as a liability on the balance sheet with an equal amount as a reduction of shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note is repaid through 2003, the liability and the ESOT loan obligation will be reduced concurrently.

(11) Federal Income Taxes

The 1996, 1995 and 1994 (benefit) provision for Federal income taxes for continuing operations was comprised of the following amounts:
===============================================================================
                                         1996            1995            1994
                                                    (in thousands)
-------------------------------------------------------------------------------
Federal
 Current                              $    -         $    -           $(2,809)
 Deferred                                  -              -              (991)
-------------------------------------------------------------------------------
Total                                 $    -         $    -           $(3,800)
===============================================================================

Included in the 1996 current Federal provision is $858,000 of benefit for the utilization of net operating loss carryforwards.

State income taxes of $257,000, $295,000 and $192,000 in 1996, 1995 and 1994,
respectively, are included in general and administrative expenses.

The effective Federal income tax rate differed from the statutory Federal income tax rate for the following reasons:
===============================================================================
                                              Percent of Pretax Earnings
                                         1996            1995            1994
-------------------------------------------------------------------------------
Tax at statutory rate                   34.0%           34.0%          (34.0%)
Preferred stock dividends               (1.2)           (6.5)              -
(Decrease) increase in valuation
  allowance                            (29.4)          (26.3)           24.0
Adjustment of prior year accruals          -               -            (3.7)
Other, net                              (3.4)           (1.2)           (0.4)
-------------------------------------------------------------------------------
Effective Federal income tax rate          -               -           (14.1%)
===============================================================================

The items that comprise the significant portions of deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:
===============================================================================
                                                              December 31
Deferred Tax Assets                                      1996            1995
-------------------------------------------------------------------------------
Postretirement obligation other than pensions          $1,358          $4,198
U.S. net operating loss carryforwards                   3,091           4,422
Restructuring costs                                         -           1,847
Environmental obligation                                1,398           1,641
R&D and alternative minimum tax credit carryforwards    2,326           2,023
Deferred compensation                                   1,480           1,123
Capital loss carryforwards                              1,207           1,207
Discontinued operations                                 2,380               -
Other                                                     429             392
-------------------------------------------------------------------------------
Total deferred tax assets                              13,669          16,853
Less: Valuation allowance                              (5,328)         (4,515)
-------------------------------------------------------------------------------
                                                        8,341          12,338
Deferred Tax Liabilities
-------------------------------------------------------------------------------
Depreciation and amortization                           3,357           8,381
Contract tax accounting                                   839             753
Prepaid pension asset                                   1,393             956
Other                                                   2,752           2,248
-------------------------------------------------------------------------------
Total deferred tax liabilities                          8,341          12,338
-------------------------------------------------------------------------------
Net deferred tax asset (liability)                    $     -         $     -
===============================================================================

Deferred income tax assets as of December 31, 1996 include U.S. net operating loss carryforwards and capital loss carryforwards for income tax purposes of approximately $9,100,000 and $3,550,000, respectively, primarily expiring in 2009, of which approximately $857,000 of the tax benefits will be allocated to retained earnings. R&D credits expire in the years 2008 and 2009. Realization of these assets is dependent on future taxable earnings and capital gains. A valuation allowance has been established at December 31, 1996 for the Company's net deferred tax asset since, based on the Company's recent cumulative losses, management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 shares of the Company's common stock. As of December 31, 1996, the Company had acquired approximately 3,957,000 shares in open market transactions at prevailing market prices. Approximately 1,548,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of shares to the EDO Corporation Employee Stock Ownership Plan; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1996 and 1995, the Company held 2,409,136 and 2,645,863 treasury shares, respectively, for future use.

At December 31, 1996, the Company had reserved, authorized and unissued common shares for the following purposes:
===============================================================================
                                                                        Shares
-------------------------------------------------------------------------------
Conversion of 7% Convertible Subordinated Debentures Due 2011        1,332,590
Stock option and long-term incentive plans                           1,202,063
Conversion of preferred shares                                       1,053,502
-------------------------------------------------------------------------------
                                                                     3,588,155
===============================================================================

(13) Stock Plans

The Company has granted nonqualified stock options to officers, directors and other key employees, under a plan, approved by the shareholders in 1996, which replaced all previous stock option and long-term incentive plans, for the purchase of its common shares at the fair market value of the shares on the date of grant. Options generally become exercisable in four substantially equal annual installments beginning on the first anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant.

Changes in options outstanding are as follows:

===============================================================================
                      1996                   1995                  1994
               Weighted   Shares      Weighted   Shares     Weighted   Shares
                Average   Subject      Average   Subject     Average   Subject
               Exercise     to        Exercise     to       Exercise     to
                 Price    Option        Price    Option       Price    Option
-------------------------------------------------------------------------------
Beginning
 of year        $ 6.54    767,800     $ 7.09    790,238      $ 7.91    791,963
Options
 granted          5.54     27,500       3.40     96,750        3.46    126,000
Options
 exercised        5.12    (27,662)         -          -        4.31       (500)
Options
 cancelled        6.30    (30,325)      7.67   (119,188)       8.61   (127,225)
-------------------------------------------------------------------------------
End of year     $ 6.57    737,313     $ 6.54    767,800      $ 7.09    790,238
-------------------------------------------------------------------------------
Exercisable
 at year end              595,985               576,800                623,657
===============================================================================

The options outstanding as of December 31, 1996 are summarized in ranges as follows:
===============================================================================
   Range of         Weighted Average    Number of Options   Weighted Average -
Exercise Price      Exercise Price        Outstanding        Remaining Life
-------------------------------------------------------------------------------
 $3.07- 5.99             3.75               232,938            7-1/2 years
 $6.00- 8.99             7.64               473,650            4-1/2 years
 $9.00-11.56            11.37                30,725                5 years
-------------------------------------------------------------------------------
                                            737,313
===============================================================================


The options exercisable as of December 31, 1996 have a weighted average exercise price of $7.21.

The plan, approved by the shareholders of the Company in 1996, also provides for common share long-term incentive awards as defined under the plan. All shares authorized under the previous plans not yet awarded were canceled upon the approval of the 1996 plan. As of December 31, 1996, plan participants had been awarded 132,500 restricted common shares and 7,500 non qualified stock options. The 1996 plan will expire in 2005. The cost of the awards under the 1996 plan (and the previous plans which it replaced) are amortized over the five-year period the related services are provided. The amount charged to operations in 1996, 1995 and 1994 was $148,000, $0 and $166,000, respectively.

The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.70 and $2.37, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 40%, and an expected option life of 7-1/2 years; 1995 - expected dividend yield of 0%, risk free interest rate of 5%, expected stock volatility of 50%, and an expected option life of 7-1/2 years.

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings from continuing operations and primary net earnings from continuing operations per common share would have been reduced to the pro forma amounts indicated below:
===============================================================================
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Net earnings:
 As reported                                         $  13,068       $  4,125
 Pro forma                                              13,007          4,079
Net earnings per share:
 As reported                                         $    1.95       $   0.50
 Pro forma                                                1.94           0.49
===============================================================================

Pro forma net earnings reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

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

The net pension (income) expense for 1996, 1995 and 1994 was $(1,285,000), $316,000 and $73,000, respectively. In addition, during 1995 and 1994, the Company experienced curtailment gains of $645,000 and $1,394,000, respectively, which reduced cost of sales in the consolidated statements of operations, as a result of its reduction in the number of employees in those years. The expected long-term rate of return on plan assets was 9.0% in 1996, 1995 and 1994. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1996 and 1995 of 7.5% and 7.25%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of equity and fixed income securities which are readily marketable.

A summary of the components of net periodic pension (income) expense follows:
===============================================================================
                                         1996            1995            1994
                                                    (in thousands)
-------------------------------------------------------------------------------
Service cost                       $   1,277      $   1,192        $    1,784
Interest cost on projected
  benefit obligation                   5,359          5,469             5,138
Actual return on plan assets         (16,369)       (18,791)            1,180
Net amortization and deferral          8,448         12,446            (8,029)
-------------------------------------------------------------------------------
Net pension (income) expense       $  (1,285)     $     316        $       73
===============================================================================

The funded status of the plan as of December 31 was as follows:
===============================================================================
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including vested
  benefits of $69,704 and $68,656 for 1996 and
  1995, respectively                                 $(71,404)       $(70,926)
-------------------------------------------------------------------------------
Projected benefit obligation for service
  rendered to date                                   $(76,290)       $(77,009)
Plan assets at fair value                              97,837          87,456
-------------------------------------------------------------------------------
Funded status of plan                                  21,547          10,447
Unrecognized net gain from past experience
  different from that assumed and effects of
  changes in assumptions                              (18,777)         (7,940)
Unrecognized prior service cost at December 31,
  being amortized over 5 years through 2000             1,368             354
Unrecognized net asset at December 31, being
  amortized over 15 years through 2001                    (42)            (50)
-------------------------------------------------------------------------------
Prepaid pension cost (in other assets)               $  4,096        $  2,811
===============================================================================

In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1996, 1995 and 1994, the net pension expense for this plan was approximately $64,800, $58,300 and $104,900, respectively.

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay, at the option of the individual, either a predetermined retirement benefit or a fully paid up life insurance policy. In the event of preretirement death or disability, the plan provides for similar benefits. Total expenses under this plan in 1996, 1995 and 1994 were $585,000, $468,000, and $404,000, respectively.

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

In accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company recognizes these benefit expenses on an accrual basis as the employees earn them during their employment rather than when they are actually paid.

Cash outlays relating to retiree health care and life insurance benefits amounted to $631,000, $1,131,000 and $1,017,000 for 1996, 1995 and 1994,
respectively.

Postretirement health care and life insurance expense (income) included the following components:
===============================================================================
                                         1996            1995            1994
                                                    (in thousands)
-------------------------------------------------------------------------------
Service cost                       $      42      $      53        $       93
Interest cost                            320            694               884
Amortization of prior service cost      (796)          (662)                -
Amortization of net unrecognized
  gain                                  (36)            (71)                -
-------------------------------------------------------------------------------
Total postretirement health care
  and life insurance expense
  (income)                         $   (470)      $      14        $      977
===============================================================================

In 1995 the Company modified these benefit plans to shift the cost for certain participants over age 65 to Medicare HMO type plans. The effect of this change was to reduce the postretirement obligation by approximately $5.0 million. During 1996, the Company recognized a non-cash curtailment gain of $7,120,000 in connection with the discontinuance of postretirement medical benefits for Medicare-eligible retirees. This gain represents the reversal of a significant portion of the postretirement obligation established upon the adoption of SFAS No. 106 in 1993.

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:

===============================================================================
                                                         1996            1995
                                                            (in thousands)
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                             $  2,367        $  5,787
Eligible active employees                                 571             857
Other ineligible active employees                         583             962
-------------------------------------------------------------------------------
Unfunded accumulated postretirement benefit
  obligation                                         $  3,521        $  7,606
Unrecognized prior service cost                             -           4,801
Unrecognized net (loss) gain                              474             (59)
-------------------------------------------------------------------------------
Accrued postretirement benefit cost                  $  3,995        $ 12,348
===============================================================================

Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.50% and 7.25% at December 31, 1996 and 1995, respectively, and estimated increases in health care costs of 5% per year.

(16) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $6,529,000 at December 31, 1996, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1996, the Company and its subsidiaries were obligated under building and equipment leases expiring between 1997 and 2005. Rental expense under such leases for the years ended December 31, 1996, 1995 and 1994 amounted to $3,050,000, $2,450,000 and $1,980,000, respectively. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows:
            1997 - $1,970,000
            1998 - $1,900,000
            1999 - $1,670,000
            2000 - $1,480,000
            2001 - $1,480,000
      Thereafter - $5,290,000

(17) Legal Matters

The Company and three other companies have entered into a consent decree with the Federal government for the remediation of a Superfund site. Management estimates that as of December 31, 1996 the remaining discounted liability over the remainder of the thirty years related to this matter is approximately $4.1 million of which approximately $1.3 million has been classified as current and is included in accounts payable and accrued liabilities. Approximately 40% of the $4.1 million liability will be expended over the next two years. Management believes it is covered by liability insurance for all of the unreimbursed costs it incurs. The matter is in court to determine the insurers' defense and indemnification obligations to the Company. Although the Company intends to continue to pursue its liability insurance carriers, in 1994 the Company recognized an expense of $5.4 million when it wrote off a previously recorded receivable relating to the amount the Company believes is covered by its insurance policies.

The Company is also involved in other environmental cleanup efforts, none of which, management believes, is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(18) Business Segments

The Company operates in two industry segments: Defense and Space Systems, and Industrial Products. Sales between industry segments approximate market price. Sales are made and credit is granted generally to the U.S. Government or to customers in the defense or aerospace industry. The Company considers the risks associated with such customers to be minimal.

Domestic government sales, which include sales where the Company is a subcontractor to a prime contractor with the government, amounted to 36%, 43% and 59% of net sales, which were 36%, 46% and 66% of Defense and Space Systems sales and 37%, 37% and 43% of Industrial Products sales for 1996, 1995 and 1994, respectively.

Export sales comprised 35%, 31% and 22% of net sales for 1996, 1995 and 1994, respectively.

Principal products and systems by industry segment are as follows:

            Defense and Space Systems
            * Suspension and Release Equipment
            * Sonar Systems
            * Spaceflight Systems
            * Infrared Instrumentation
            * Airborne Mine Countermeasures Systems
            * Command, Control, Communications & Intelligence Systems

            Industrial Products
            * Electroceramic Components
            * Acoustic Instrument Systems
            * Acoustic Systems
            * Fiber-Reinforced Structures

The distribution of net sales, operating earnings and identifiable assets for continuing operations of the Company's business segments follows:
===============================================================================
                                                1996         1995         1994
                                                       (in thousands)
-------------------------------------------------------------------------------
Net Sales:
 Defense and Space Systems:
  Unaffiliated customers                    $ 64,110     $ 52,055     $ 56,568
 Industrial Products:
  Unaffiliated customers                      30,476       26,877       24,688
  Intersegment sales                              36          751          776
-------------------------------------------------------------------------------
                                              94,622       79,683       82,032
 Less intersegment sales                          36          751          776
-------------------------------------------------------------------------------
Net sales                                   $ 94,586     $ 78,932     $ 81,256
-------------------------------------------------------------------------------
Operating (loss) earnings:
 Defense and Space Systems                  $ 14,060     $  5,779     $ (6,546)
 Industrial Products                           3,926        3,392       (9,853)
General corporate expenses                    (4,086)      (3,806)      (4,711)
-------------------------------------------------------------------------------
                                              13,900        5,365      (21,110)
Net interest expense                            (766)      (1,199)      (2,160)
Other income (expense), net                      (66)         (41)         335
-------------------------------------------------------------------------------
Earnings (loss) from continuing operations
  before Federal income taxes               $ 13,068     $  4,125     $(22,935)
-------------------------------------------------------------------------------
Identifiable assets:
 Defense and Space Systems                  $ 42,198     $ 40,187     $ 43,404
 Industrial Products                          19,846       19,349       18,805
 Corporate                                    32,179       30,649       28,565
-------------------------------------------------------------------------------
                                            $ 94,223     $ 90,185     $ 90,774
-------------------------------------------------------------------------------
Depreciation expense:
 Defense and Space Systems                  $  2,271     $  3,233     $  3,412
 Industrial Products                           1,200        1,335        2,265
-------------------------------------------------------------------------------
                                            $  3,471     $  4,568     $  5,677
-------------------------------------------------------------------------------
Capital expenditures:
 Defense and Space Systems                  $  3,423     $  1,567     $    953
 Industrial Products                             804          233          778
-------------------------------------------------------------------------------
                                            $  4,227     $  1,800     $  1,731
===============================================================================

KPMG PEAT MARWICK LLP

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     KPMG Peat Marwick LLP
Jericho, New York
February 13, 1997

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1996 and 1995 (in thousands, except per share amounts).
===============================================================================
                First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                 1996    1995    1996    1995    1996    1995    1996    1995
-------------------------------------------------------------------------------
Net sales      $23,669 $18,211 $24,771 $21,616 $23,107 $18,634 $23,039 $20,471
Gross
 profitb         5,022   4,978   5,891   4,194   4,711   4,082   6,399   5,838
Net
  earnings
  (loss)
 Continuing
  operations    1,480      838   1,534     869   8,754a  1,168   1,300   1,250
 Discontinued
  operations     (527)    (407)   (491)   (279) (7,619)   (384)      -    (395)
-------------------------------------------------------------------------------
 Total            953      431   1,043     590   1,135     784   1,300     855
Earnings
  (loss) per
  share:
 Primary
  Continuing
   operations    0.20     0.09    0.20    0.10    1.38    0.15    0.16    0.16
  Discontinued
   operations   (0.09)   (0.07)  (0.08)  (0.05)  (1.24)  (0.07)      -   (0.06)
-------------------------------------------------------------------------------
  Total          0.11     0.02    0.12    0.05    0.14    0.08    0.16    0.10
 Fully diluted
  Continuing
   operations    0.17     0.07    0.18    0.08    1.18    0.13    0.14    0.14
  Discontinued
   operations   (0.07)   (0.06)  (0.07)  (0.04)  (1.06)  (0.06)      -   (0.06)
-------------------------------------------------------------------------------
  Total          0.10     0.01    0.11    0.04    0.12    0.07    0.14    0.08
Preferred
  dividends
  paid            303      322     293     307     293     307     290     303
===============================================================================
a The 1996 third quarter results from continuing operations include a $7,120 curtailment gain (or $1.17 per share) for the discontinuance of postretirement health care benefits for Medicare-eligible retirees.

b Gross profit represents net sales less cost of sales and Company-sponsored research and development.

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

4(b) Guarantee Agreement, dated as of July 22, 1988, as amended, made by the Company in favor of Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(c) Term Loan Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(d) Term Note, dated July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(e) Pledge and Security Agreement, dated as of July 22, 1988, as amended, between The Bank of New York, as trustee of the trust established under the EDO Corporation Employee Stock Ownership Plan, and Fleet Bank as successor in interest to NatWest Bank NA and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

4(f) Amendment No. 6 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective March 27, 1993. Incorporated by reference to Exhibit 4(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1993.

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

4(i) Amendment No. 9 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1995. Incorporated by reference to Exhibit 4(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

4(j) Amendment No. 10 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1996.

10(a)* EDO Corporation 1996 Long-Term Incentive Plan.

10(b)* EDO Corporation Executive Termination Agreements, as amended through November 24, 1989, between the Company and two employees. Incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(c)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 30 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers.

10(e) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.