Form 10-Q
period 1997-03-29
EDO CORP
filed 1997-05-13
CIK 31617

Page 1 of 11 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                March 29, 1997
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
                                                         Yes  x     No
                                                             ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                               Outstanding at March 29, 1997
Common shares, par value $1 per share                          6,146,766

                                EDO CORPORATION

                                     INDEX
                                                               Page No.

Face Sheet                                                        1

Index                                                             2

Part I     Financial Information

          Item 1.  Financial Statements

               Consolidated Balance Sheets -
               March 29, 1997 and
               December 31, 1996                                  3

               Consolidated Statements of
               Operations - Three Months Ended
               March 29, 1997 and
               March 30, 1996                                     4

               Consolidated Statements of
               Cash Flows - Three Months Ended
               March 29, 1997 and
               March 30, 1996                                     5

               Other Financial Information                        6

          Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                         7-9

Part II     Other Information                                     10

Signature                                                         11

                 PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                              (in thousands)

Assets                                          March 29, 1997    Dec. 31, 1996
                                                  (unaudited)

Current assets:
 Cash and cash equivalents                          $ 26,124         $ 20,745
 Accounts receivable                                  31,769           32,518
 Inventories                                           7,805            7,994
 Prepayments                                           4,206            2,678
                                                   ----------       ----------
    Total current assets                              69,904           63,935

Property, plant and equipment, net                    13,140           12,968

Notes Receivable                                       3,900            3,900

Cost in excess of fair value of net
 assets acquired, net                                  7,067            7,159
Other assets                                           6,366            6,261
                                                   ----------       ----------
                                                    $100,377         $ 94,223
                                                   ==========       ==========
Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable and accrued
  liabilities                                       $ 20,789         $ 21,517
 Contract advances and deposits                       10,574            4,809
 Net liabilities of discontinued
  operations                                             156              227
                                                   ----------       ----------
     Total current liabilities                        31,519           26,553

Long-term debt                                        29,317           29,317

ESOT loan obligation                                  11,349           11,676

Postretirement obligation                              3,995            3,995

Environmental Obligation                               2,859            2,859

Shareholders' Equity

ESOP Convertible Cumulative Preferred
 Shares Series A, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (67,832
 issued in both periods)                                  68               68

Common shares, par value $1 per share,
 authorized 25,000,000 shares, (issued
 8,453,902 in both periods)                            8,454            8,454
Additional paid-in capital                            34,717           35,438
Retained earnings                                     23,485           22,368
                                                   ----------       ----------
                                                      66,724           66,328
Less: Treasury shares at cost
     2,307,136 shares in 1997 and
     2,409,136 shares in 1996                        <32,820>         <34,240>
     ESOT loan obligation                            <11,349>         <11,676>
     Deferral under long-term
     incentive plan                                   <1,217>            <589>
                                                   ----------       ----------
      Total shareholders' equity                      21,338           19,823
                                                   ----------       ----------
                                                    $100,377         $ 94,223
                                                   ==========       ==========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                  For the three months ended
                                                March 29, 1997   March 30, 1996
                                                          (unaudited)

Continuing operations:
     Income
     Net Sales                                      $ 23,704         $ 23,669
     Other                                                 8               80
                                                   ----------       ----------
                                                      23,712           23,749

     Costs and expenses
          Cost of sales                               17,915           18,478
          Selling, general and administrative          3,700            3,430
          Research and development                       313              169
                                                   ----------       ----------
                                                      21,928           22,077

Earnings from continuing operations                    1,784            1,672

Non-operating income (expense)
     Interest income                                     325              385
     Interest expense                                   <543>            <552>
     Other, net                                         <  5>            < 25>
                                                   ----------       ----------
                                                        <223>            <192>
                                                   ----------       ----------

Earnings from continuing operations
 before Federal income taxes                           1,561            1,480

Provision for Federal income taxes                         -                -
                                                   ----------       ----------

Earnings from continuing operations                    1,561            1,480

Loss from discontinued operations                          0             <527>
                                                   ----------       ----------

Net earnings                                           1,561              953
Dividends on ESOP Convertible Cumulative
 Preferred Shares Series A                               290              303
                                                   ----------       ----------

Net earnings available for Common Shares            $  1,271         $    650
                                                   ==========       ==========

Earnings (Loss) per Common Share:
     Primary:
     Continuing operations                          $   0.20         $   0.20
     Discontinued operations                               0            <0.09>
                                                   ----------       ----------
                                                    $   0.20         $   0.11
                                                   ==========       ==========
     Fully Diluted:
     Continuing operations                          $   0.17         $   0.17
     Discontinued operation                                0            <0.07>
                                                   ----------       ----------
                                                    $   0.17         $   0.10
                                                   ==========       ==========
Average shares outstanding (Primary)                   6,245            5,923
                                                   ==========       ==========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the three months ended
                                                March 29, 1997   March 30, 1996
                                                          (unaudited)
Operating activities:
  Earnings from continuing operations               $  1,561         $    953

  Adjustments to net earnings to arrive
   at cash provided by continuing operations:
    Depreciation and amortization                      1,660            1,706
    Treasury shares used for employee benefits
     and payment of Directors' fees                       71               45
    Changes in:
     Accounts receivable                                 749              649
     Inventories                                         189           <1,251>
     Prepayments, other assets and other              <2,084>            <849>
     Accounts payable and accrued liabilities           <503>           1,136
     Contract advances and deposits                    5,765           <1,464>
                                                   ----------       ----------

Cash provided by continuing operations                 7,408              925

Net cash used by discontinued operations                <296>            <525>

Investing activities:
  Purchase of property, plant and equipment           <1,377>            <672>
  Net proceeds from sale of assets                         -            2,000
                                                   ----------       ----------

Cash (used) provided by investing activities          <1,377>           1,328

Financing activities:
  Payments received on notes receivable                   88                -
  Payment of common share cash dividends                <154>               -
  Payment of ESOP Convertible Cumulative
    Preferred Shares Series A cash dividends            <290>            <303>
                                                   ----------       ----------
Cash used by financing activities                       <356>            <303>

Increase in cash and cash equivalents                  5,379            1,425

Cash and cash equivalents at beginning
  of year                                             20,745           22,918
                                                   ----------       ----------

Cash and cash equivalents at end of period          $ 26,124         $ 24,343
                                                   ==========       ==========

Supplemental disclosures:
  Cash paid for: Interest                           $      0         $      5
                 Income taxes                            226                7

Other Financial Information

Item 1.

Discontinued Operations

In October 1996, the Company announced its decision to discontinue its energy related businesses, consisting of the Company's 50.4% interest in EDO (Canada) Limited, EDO Automotive Natural Gas Inc.("EDO ANGI"), and EDO Energy Corporation.

On April 14, 1997 the Company announced the sale of the EDO Angi business unit to Hurricane Compressors, Inc., an established manufacturer and supplier of natural gas fueling stations.

On April 25, 1997 EDO (Canada) Limited filed for protection from creditors under the Companies' Creditors Arrangement Act of Canada. The terms of EDO-ANGI sale and the EDO (Canada) Limited filing did not result in a change to the reserves established in the third quarter of 1996.

The net operating results of these entities have been reported as "Loss from discontinued operations"; the net assets (liabilities) of these entities have been reported as "Net assets (liabilities) of discontinued operations"; and the cash flows of these entities have been reported as "Net cash used by discontinued operations."

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the three months ended March 29, 1997 and March 30, 1996.

Backlog Data

The dollar amount of backlog of firm orders at March 29, 1997 was $113,320,000 compared to $91,280,000 at March 30, 1996.

Inventories

Inventories are summarized by major classification as follows:

                                       March 29, 1997     Dec. 31, 1996
                                                (in thousands)

          Raw material and supplies        $ 3,657            $ 4,226
          Work in process                    3,661              3,380
          Finished goods                       487                388
                                          ---------          ---------
                                           $ 7,805            $ 7,994

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates only to the continuing operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations

First Three Months of 1997 compared with First Three Months of 1996

Sales in the first three months of 1997 were $23.7 million, the same amount reported in 1996. Sales in the Defense and Space Systems segment increased 3% to $16.3 million. Higher sales in the Electro-Optics and Combat Systems business units were partially offset by lower sales in the Marine and Aircraft business unit. The Industrial Products segment sales decreased 6% to $7.4 million. Increases in Ceramic business unit sales were offset by lower sales in the Fiber Science and Acoustics business units.

Earnings from operations (before general corporate expense allocations) in the first three months of 1997 were $3.0 million, compared with $2.7 million in 1996. Operating earnings in the Defense and Space Systems segment increased to $1.9 million in the first quarter of 1997 from $1.7 million for the same period in 1996. This increase resulted primarily from an improvement at the Marine and Aircraft business unit. The Industrial Products segment recorded operating earnings of $1.1 million in the first three months of 1997, compared with $1.0 million for the same period in 1996.

Selling, general and administrative expenses in the first three months of 1997 were $3.7 million, compared with $3.4 million in the first three months of 1996.

Company sponsored research and development expenditures increased 85% from the like 1996 period to $0.3 million. This increase was recorded principally in the Defense and Space Systems segment. The expenditure for Company sponsored research and development in 1997 is expected to be higher than what was spent in 1996.

Interest expense, net of interest income was $0.2 million in the first three months of 1997, the same as in the like period of 1996.

The Company reported net earnings available for common shares of $1,271,000 or $0.20 per share in the first quarter of 1997, compared to net earnings of $650,000, or $0.11 per share a year ago which was negatively impacted by the losses recorded in the discontinued operations. Earnings per share calculations were based on a weighted average of 6.2 million shares outstanding for the first quarter of 1997 and 5.9 million shares for the like period in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $5.4 million from December 31, 1996 to $26.1 million at March 29, 1997, due primarly to the receipt of a contract advance payment from a foreign customer.

The Company has an ESOT loan obligation that is currently $11.3 million. The repayment of this obligation is funded principally through dividends on the Company's ESOP Convertible Cumulative Preferred Shares Series A. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commenced in December of 1996.

The Company maintains a $15.0 million secured line of credit with a bank for short-term borrowing and letters of credit. The agreement expires on June 30, 1997 and limits the cash portion of potential borrowing to $5.0 million. There have been no borrowings under this agreement.

Capital expenditures in the first three months of 1997 amounted to $1.4 million as compared to $0.7 million in the comparable period. The total expenditures for 1997 is not expected to be significantly higher than the $4.2 million spent in 1996.

In the third quarter of 1994, the Board of Directors suspended cash dividends on the Company's common shares due to the financial circumstances at that time. In January 1997, the Company announced that the Board of Directors declared a first quarter cash dividend of $0.025 per common share.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at March 29, 1997 stood at $113.3 million compared with $91.3 million a year ago and $103.0 million at December 31, 1996. The increased backlog occurred primarily in the Company's Defense and Space Systems segment.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Quarterly Report on Form 10-Q and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Forward-looking

                                                                         Page 9
information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

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

                          PART II - OTHER INFORMATION

Item 5.     Other Information

            None

Item 6.(a)  Exhibits

  10.(a) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.

  27  -     Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EDO Corporation
                                        (Registrant)

                                    by: K. A. Paladino
                                        -------------------------------
                                        K. A. Paladino - Vice President
                                        Finance and Treasurer
                                        (Principal Financial Officer)

Dated: May 13, 1997