Form 10-Q
period 1997-06-28
EDO CORP
filed 1997-07-30
CIK 31617

Page 1 of 13 Pages

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                June 28, 1997
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

                                                          Yes   x     No
                                                              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                               Outstanding at June 28, 1997
Common shares, par value $1 per share                      6,285,368

EDO CORPORATION
INDEX
                                                              Page No.

Face Sheet                                                        1

Index                                                             2

Part I Financial Information

       Item 1. Financial Statements

               Consolidated Balance Sheets -
                 June 28, 1997 and
                 December 31, 1996                                3

               Consolidated Statements of
                 Operations - Three Months Ended
                 June 28, 1997 and
                 June 29, 1996                                    4

               Consolidated Statements of
                 Operations - Six Months Ended
                 June 28, 1997 and
                 June 29, 1996                                    5

               Consolidated Statements of Cash Flows -
                 Six Months Ended
                 June 28, 1997 and
                 June 29, 1996                                    6

               Other Financial Information                        7

       Item 2. Management's Discussion and
                 Analysis of Financial Condition
                 and Results of Operations                     8-10

Part II Other Information                                        11

Signature                                                        12

                                                                        Page 3
PART I - FINANCIAL INFORMATION

Item I. Financial Statements

                       EDO Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                (in thousands)

Assets                                         June 28, 1997     Dec. 31, 1996
                                                (unaudited)
Current assets:
 Cash and cash equivalents                        $ 32,422         $ 20,745
 Accounts receivable                                32,639           32,518
 Inventories                                         7,220            7,994
 Prepayments                                         3,908            2,678
                                                  --------         --------
    Total current assets                            76,189           63,935

Property, plant and equipment, net                  13,128           12,968

Notes Receivable                                     3,450            3,900

Cost in excess of fair value of net
 assets acquired, net                                6,976            7,159
Other assets                                         6,811            6,261
                                                  --------         --------
                                                  $106,554         $ 94,223
                                                  ========         ========

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued
  liabilities                                     $ 22,840         $ 21,517
 Contract advances and deposits                     13,236            4,809
 Net liabilities of discontinued
  operations                                             -              227
                                                  --------         --------
    Total current liabilities                       36,076           26,553

Long-term debt                                      29,317           29,317

ESOT loan obligation                                11,022           11,676

Postretirement obligation                            3,995            3,995

Environmental Obligation                             2,459            2,859

Shareholders' Equity
ESOP Convertible Cumulative Preferred
 Shares Series A, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (issued 65,725
 in 1997, 67,832 in 1996)                               66               68

Common shares, par value $1 per share,
   authorized 25,000,000 shares, (issued
   8,453,902 in both periods)                        8,454            8,454
Additional paid-in capital                          33,342           35,438
Retained earnings                                   24,752           22,368
                                                  --------         --------
                                                    66,614           66,328
Less: Treasury shares at cost
       2,168,534 shares in 1997 and
       2,409,136 shares in 1996                    (30,761)         (34,240)
      ESOT loan obligation                         (11,022)         (11,676)
      Deferral under long-term
        incentive plan                              (1,146)            (589)
                                                  --------         --------
   Total shareholders' equity                       23,685           19,823
                                                  --------         --------
                                                  $106,554         $ 94,223
                                                  ========         ========

                       EDO Corporation and Subsidiaries
                    Consolidated Statements of Operations
                   (in thousands except per share amounts)

                                                  For the three months ended
                                               June 28, 1997     June 29, 1996
                                                         (unaudited)

Continuing operations:
 Income
 Net Sales                                        $ 23,193         $ 24,771
 Other                                                  45              211
                                                  --------         --------
                                                    23,238           24,982
 Costs and expenses
  Cost of sales                                     17,264           18,707
  Selling, general and administrative                3,650            4,364
  Research and development                             489              173
                                                  --------         --------
                                                    21,403           23,244

Earnings from continuing operations                  1,835            1,738

Non-operating income (expense)
 Interest income                                       436              376
 Interest expense                                     (543)            (555)
 Other, net                                            (25)             (25)
                                                  --------         --------
                                                      (132)            (204)
                                                  --------         --------

Earnings from continuing operations
 before Federal income taxes                         1,703            1,534

Provision for Federal income taxes                       -                -
                                                  --------         --------

Earnings from continuing operations                  1,703            1,534

Loss from discontinued operations                        -             (491)
                                                  --------         --------

Net earnings                                         1,703            1,043
Dividends on preferred shares                          281              293
                                                  --------         --------

Net earnings available for Common Shares           $ 1,422         $    750
                                                  ========         ========

Earnings (Loss) per Common Share:
 Primary:
 Continuing operations                            $   0.23         $   0.20
 Discontinued operations                                 0            (0.08)
                                                  --------         --------
                                                  $   0.23         $   0.12
                                                  ========         ========
 Fully Diluted:
 Continuing operations                            $   0.20         $   0.18
 Discontinued operation                                  0            (0.07)
                                                  --------         --------
                                                  $   0.20         $   0.11
                                                  ========         ========
Average shares outstanding (Primary)                 6,295            6,118
                                                  ========         ========

                                                                        Page 5
                       EDO Corporation and Subsidiaries
                    Consolidated Statements of Operations
                   (in thousands except per share amounts)

                                                   For the six months ended
                                               June 28, 1997     June 29, 1996
                                                          (unaudited)

Continuing operations:
 Income
 Net Sales                                        $ 46,897         $ 48,440
 Other                                                  53              291
                                                  --------         --------
                                                    46,950           48,731
 Costs and expenses
  Cost of sales                                     35,179           37,185
  Selling, general and administrative                7,350            7,794
  Research and development                             802              342
                                                  --------         --------
                                                    43,331           45,321

Earnings from continuing operations                  3,619            3,410

Non-operating income (expense)
 Interest income                                       761              761
 Interest expense                                   (1,086)          (1,107)
 Other, net                                            (30)             (50)
                                                  --------         --------
                                                      (355)            (396)
                                                  --------         --------

Earnings from continuing operations
 before Federal income taxes                         3,264            3,014

Provision for Federal income taxes                       -                -
                                                  --------         --------

Earnings from continuing operations                  3,264            3,014

Loss from discontinued operations                        0           (1,018)
                                                  --------         --------

Net earnings                                         3,264            1 996
Dividends on preferred shares                          571              596
                                                  --------         --------

Net earnings available for Common Shares           $ 2,693          $ 1,400
                                                  ========         ========

Earnings (Loss) per Common Share:
 Primary:
  Continuing operations                           $   0.43         $   0.40
  Discontinued operations                                0            (0.17)
                                                  --------         --------
                                                  $   0.43         $   0.23
                                                  ========         ========
 Fully Diluted:
  Continuing operations                           $   0.37         $   0.35
  Discontinued operation                                 0            (0.14)
                                                  --------         --------
                                                  $   0.37         $   0.21
                                                  ========         ========
Average shares outstanding (Primary)                 6,273            6,019
                                                  ========         ========

                       EDO Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (in thousands)

                                                   For the six months ended
                                               June 28, 1997     June 29, 1996
                                                         (unaudited)
Operating activities:
 Earnings from continuing operations              $  3,264         $  1,996

 Adjustments to earnings from continuing
  operations:
   Depreciation and amortization                     3,149            3,204
   Deferred compensation expense and
    Directors' fees                                    826              206
   Changes in:
      Accounts receivable                             (121)          (1,226)
      Inventories                                      774             (489)
      Prepayments, other assets and other           (2,848)           2,625
      Accounts payable and accrued liabilities         696           (2,507)
      Contract advances and deposits and other       8,427           (2,137)
                                                  --------         --------

Cash provided by continuing operations              14,167            1,672

Net cash provided (used) by
 discontinued operations                               629           (1,025)

Investing activities:
 Purchase of property, plant and equipment          (2,400)          (2,568)
 Net proceeds from sale of assets                        -            2,000
                                                  --------         --------

Cash used by investing activities                   (2,400)            (568)

Financing activities:
 Payments received on notes receivable                 163                -
 Payment of common share cash dividends               (309)               -
 Payment of preferred share cash dividends            (571)            (596)
 Other, net                                             (2)              (3)
                                                  --------         --------
Cash used by financing activities                     (719)            (599)

Increase (decrease) in cash and cash equivalents    11,677             (520)

Cash and cash equivalents at beginning of year      20,745           22,918
                                                  --------         --------

Cash and cash equivalents at end of period        $ 32,422         $ 22,398
                                                  ========         ========

Supplemental disclosures:
 Cash paid for: Interest                          $  1,026         $  1,055
                Income taxes                           767              102

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

On April 25, 1997 EDO (Canada) Limited filed for protection from creditors under the Companies' Creditors Arrangement Act of Canada. Subsequent thereto, on May 13, 1997, EDO (Canada) Limited made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada. The terms of the EDO-ANGI sale and the EDO (Canada) Limited filings did not result in a change to the reserves established in the third quarter of 1996.

The net operating results of these entities have been reported as "Loss from discontinued operations"; the net assets (liabilities) of these entities have been reported as "Net assets (liabilities) of discontinued operations"; and the cash flows of these entities have been reported as "Net cash provided
(used) by discontinued operations."

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the six months ended June 28, 1997 and June 29, 1996.

Backlog Data

The dollar amount of backlog of firm orders at June 28, 1997 was $124,797,000 compared to $83,832,000 at June 29, 1996.

Inventories

Inventories are summarized by major classification as follows:

                                         June 28, 1997      Dec. 31, 1996
                                                  (in thousands)

            Raw material and supplies       $ 3,532            $ 4,226
            Work in process                   3,144              3,380
            Finished goods                      544                388
                                            -------            -------
                                            $ 7,220            $ 7,994
                                            =======            =======

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


The following discussion relates only to the continuing operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations

First Six Months of 1997 compared with First Six Months of 1996

Sales in the first six months of 1997 were $46.9 million, 3% less than the $48.4 million reported in 1996. Sales in the Defense and Space Systems segment decreased 2% to $31.8 million. Higher sales in the Marine and Aircraft Systems and Combat Systems business units were offset by lower sales in the Electro-Optics business unit. The Industrial Products segment sales decreased 5% to $15.1 million. Increases in Ceramic business unit sales were offset by lower sales in the Fiber Science and Acoustics business units.

Earnings from operations (before general corporate expense allocations) in the first six months of 1997 were $6.1 million, compared with $5.5 million in 1996. Operating earnings in the Defense and Space Systems segment increased to $3.8 million in the first six months of 1997 from $3.4 million for the same period in 1996. Increased earnings from both the Marine and Aircraft Systems and Combat Systems business units were offset partially by a decrease in earnings at the Electro-Optics business unit. The Industrial Products segment recorded operating earnings of $2.3 million in the first six months of 1997, compared with $2.0 million for the same period in 1996. Increased earnings at the Ceramics business unit was partially offset by lower earnings at the Fiber Science and Acoustics business units.

Selling, general and administrative expenses in the first six months of 1997 were $7.4 million, compared with $7.8 million in the first six months of 1996.

Company sponsored research and development expenditures increased 135% from the like 1996 period to $0.8 million. This increase was recorded principally in the Defense and Space Systems segment. The expenditure for Company sponsored research and development in 1997 is expected to be higher than what was spent in 1996.

Interest expense, net of interest income was $0.3 million in the first six months of 1997, the same as in the like period of 1996.

The Company reported net earnings available for common shares of $2,693,000 or $0.43 per share in the first six months of 1997, compared to net earnings of $1,400,000, or $0.23 per share a year ago. Prior year results were negatively impacted by the losses recorded in the discontinued operations. Earnings per share calculations were based on a weighted average of 6.3 million shares outstanding for the first six months of 1997 and 6.0 million shares for the like period in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $11.7 million from December 31, 1996 to $32.4 million at June 28, 1997, due primarly to the receipt of contract advance payments.

The Company has an ESOT loan obligation that is currently $11.0 million. The repayment of this obligation is funded principally through dividends on the Company's ESOP Convertible Cumulative Preferred Shares, Series A. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commenced in December of 1996.

The Company maintains a $15.0 million secured line of credit with a bank for short-term cash borrowing and letters of credit (the "Agreement"). Under the Agreement, the potential cash borrowings are limited to $5.0 million. There have been no cash borrowings under the Agreement. The Company and its bank are currently negotiating a proposed renewal of the line of credit Agreement which expires on September 30, 1997.

Capital expenditure in the first six months of 1997 amounted to $2.4 million as compared to $2.6 million in the comparable period. The total expenditure for 1997 is not expected to be significantly higher than the $4.2 million spent in 1996.

In the third quarter of 1994, the Board of Directors suspended cash dividends on the Company's common shares due to the financial circumstances at that time. In January 1997, the Board of Directors declared a first quarter cash dividend of $0.025 per common share. In April 1997, the Board of Directors declared a second quarter cash dividend of $0.025 per common share.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at June 28, 1997 stood at $124.8 million compared with $83.8 million a year ago and $103.0 million at December 31, 1996. The increased backlog occurred primarily in the Company's Defense and Space Systems segment.

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

PART II - OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 22, 1997, the following actions were taken.

a. Messrs. Robert E. Allen, Robert Alvine and Michael J. Hegarty were elected as directors each receiving 5,434,409 votes.

b. The Company's 1997 Non-Employee Director Stock Option Plan was approved: there were 4,917,249 votes cast in favor of the proposal, 858,842 votes cast against, and 135,996 abstentions.

c. The appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the year 1997 was ratified: there were 5,739,775 votes cast in favor, 97,523 votes cast against, and 74,790 abstentions.

Item 6.(a)      Exhibits

27  -      Financial Data Schedule

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EDO Corporation
                                            (Registrant)

                                        by: K. A. Paladino
                                            -------------------------
                                            K. A. Paladino - Vice President
                                            Finance and Treasurer
                                            (Principal Financial Officer)

Dated: July 24, 1997