Form 10-Q
period 1997-09-27
EDO CORP
filed 1997-11-10
CIK 31617

                                                             Page 1 of 12 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                            September 27, 1997
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

60 East 42nd Street, Suite 5010, New York, NY                             10165
(Address of principal executive offices)                             (Zip Code)

Telephone Number                                                 (212) 716-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  x  No
                                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                 Outstanding at Sept. 27, 1997
Common shares, par value $1 per share                        6,326,194

                                EDO CORPORATION
                                     INDEX

                                                         Page No.

Face Sheet                                                  1

Index                                                       2

Part I           Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets -
                September 27, 1997 and
                December 31, 1996                           3

            Consolidated Statements of Operations -
                Three Months Ended
                September 27, 1997 and
                September 28, 1996                          4

            Consolidated Statements of Operations -
                Nine Months Ended
                September 27, 1997 and
                September 28, 1996                          5

            Consolidated Statements of Cash Flows -
                Nine Months Ended
                September 27, 1997 and
                September 28, 1996                          6

            Other Financial Information                     7

   Item 2.  Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                8-10

Part II          Other Information                         11

Signature                                                  12

                        PART I - FINANCIAL INFORMATION

Item I.   Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)
Assets                                            Sept. 27, 1997  Dec. 31, 1996
                                                    (unaudited)
Current assets:
 Cash and cash equivalents                           $ 32,462        $ 20,745
 Accounts receivable                                   34,378          32,518
 Inventories                                            7,828           7,994
 Prepayments                                            2,579           2,678
                                                     ---------       ---------
    Total current assets                               77,247          63,935

Property, plant and equipment, net                     12,870          12,968

Notes Receivable                                        3,225           3,900

Cost in excess of fair value of net
 assets acquired, net                                   6,884           7,159
Other assets                                            7,613           6,261
                                                     ---------       ---------
                                                     $107,839        $ 94,223
                                                     =========       =========
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued
  liabilities                                        $ 24,505        $ 21,517
 Contract advances and deposits                        10,720           4,809
 Net liabilities of discontinued
  operations                                                -             227
                                                     ---------       ---------
    Total current liabilities                          35,225          26,553

Long-term debt                                         29,317          29,317

ESOT loan obligation                                   10,695          11,676

Postretirement obligation                               3,995           3,995

Environmental obligation                                2,459           2,859

Shareholders' Equity
ESOP Convertible Cumulative Preferred
 Shares Series A, par value $1 per share,
 (liquidation preference $213.71 per share),
 authorized 500,000 shares (issued 65,346
 in 1997, 67,832 in 1996)                                  65              68

Common shares, par value $1 per share,
   authorized 25,000,000 shares, (issued
   8,453,902 in both periods)                           8,454           8,454
Additional paid-in capital                             32,772          35,438
Retained earnings                                      26,191          22,368
                                                     ---------       ---------
                                                       67,482          66,328
Less: Treasury shares at cost
       2,127,708 shares in 1997 and
       2,409,136 shares in 1996                       (29,565)        (34,240)
    ESOT loan obligation                              (10,695)        (11,676)
    Deferral under long-term
      incentive plan                                   (1,074)           (589)
                                                     ---------       ---------
   Total shareholders' equity                          26,148          19,823
                                                     ---------       ---------
                                                     $107,839        $ 94,223
                                                     =========       =========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                   For the three months ended
                                                Sept. 27, 1997   Sept. 28, 1996
                                                           (unaudited)
Continuing operations:
     Income
       Net Sales                                     $ 23,246        $ 23,107
       Other                                               30              70
                                                     ---------       ---------
                                                       23,276          23,177

 Costs and expenses
    Cost of sales                                      17,073          17,442
    Selling, general and administrative                 3,642           3,652
    Research and development                              645             216
    Post retirement health care curtailment gain          -           ( 7,120)
                                                     ---------       ---------
                                                       21,360          14,190

Earnings from continuing operations                     1,916           8,987

Non-operating income (expense)
 Interest income                                          535             331
 Interest expense                                        (553)           (539)
                                                     ---------       ---------
 Other, net                                               (20)            (25)
                                                     ---------       ---------
                                                         ( 38)           (233)

Earnings from continuing operations
 before Federal income taxes                            1,878           8,754

Provision for Federal income taxes                          -               -
                                                     ---------       ---------

Earnings from continuing operations                     1,878           8,754

Loss from discontinued operations                           -          (7,619)
                                                     ---------       ---------

Net earnings                                            1,878           1,135
Dividends on preferred shares                             281             293
                                                     ---------       ---------

Net earnings available for Common Shares              $ 1,597        $    842
                                                     =========       =========

Earnings (Loss) per Common Share:
 Primary:
 Continuing operations                               $   0.25        $   1.38
 Discontinued operations                                    -           (1.24)
                                                     ---------       ---------
                                                     $   0.25        $   0.14
                                                     =========       =========
 Fully Diluted:
 Continuing operations                               $   0.22        $   1.18
 Discontinued operations                                    -           (1.06)
                                                     ---------       ---------
                                                     $   0.22        $   0.12
                                                     =========       =========
Average shares outstanding (Primary)                    6,502           6,141
                                                     =========       =========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                    (in thousands except per share amounts)

                                                    For the nine month ended
                                                Sept. 27, 1997   Sept. 28, 1996
                                                          (unaudited)

Continuing operations:
  Income
     Net Sales                                       $ 70,143        $ 71,547
     Other                                                 83             361
                                                     ---------       ---------
                                                       70,226          71,908
  Costs and expenses
     Cost of sales                                     52,252          55,365
     Selling, general and administrative               10,992          10,708
     Research and development                           1,447             558
     Post retirement health care curtailment gain           -          (7,120)
                                                     ---------       ---------
                                                       64,691          59,511

Earnings from continuing operations                     5,535          12,397

Non-operating income (expense)
  Interest income                                       1,296           1,092
  Interest expense                                    ( 1,639)        ( 1,646)
  Other, net                                              (50)            (75)
                                                     ---------       ---------
                                                         (393)           (629)

Earnings from continuing operations
 before Federal income taxes                            5,142          11,768

Provision for Federal income taxes                          -               -
                                                     ---------       ---------

Earnings from continuing operations                     5,142          11,768

Loss from discontinued operations                           -          (8,637)
                                                     ---------       ---------

Net earnings                                            5,142           3,131
Dividends on preferred shares                             852             889
                                                     ---------       ---------

Net earnings available for Common Shares              $ 4,290         $ 2,242
                                                     =========       =========

Earnings (Loss) per Common Share:
  Primary:
  Continuing operations                              $   0.68        $   1.80
  Discontinued operations                                   -           (1.43)
                                                     ---------       ---------
                                                     $   0.68        $   0.37
                                                     =========       =========
  Fully Diluted:
  Continuing operations                              $   0.60        $   1.53
     Discontinued operations                                -           (1.21)
                                                     ---------       ---------
                                                     $   0.60        $   0.32
                                                     =========       =========
  Average shares outstanding (Primary)                  6,350           6,060
                                                     =========       =========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the nine months ended
                                             Sept. 27, 1997      Sept. 28, 1996
                                                        (unaudited)

Operating activities:
  Earnings from continuing operations                 $ 5,142        $ 11,768

  Adjustments to earnings from continuing
   operations:
     Depreciation and amortization                      4,463           4,245
     Post retirement health care curtailment gain           -          (7,120)
  Deferred compensation expense and
      Directors' fees                                   1,524             283
     Changes in:
      Accounts receivable                              (1,860)         (7,725)
      Inventories                                         166            (360)
      Prepayments, other assets and other              (2,305)           (105)
      Accounts payable and accrued liabilities          2,534           1,124
      Contract advances and deposits                    5,911          (1,693)
                                                     ---------       ---------

Cash provided by continuing operations                 15,575             417

Net cash provided (used) by discontinued operations       227          (1,095)

Investing activities:
  Purchase of property, plant and equipment            (3,001)         (2,950)
  Net proceeds from sale of assets                          -           2,000
                                                     ---------       ---------

Cash used by investing activities                      (3,001)           (950)

Financing activities:
  Payments received on notes receivable                   238               -
  Payment of common share cash dividends                 (467)              -
  Payment of preferred share cash dividends              (852)           (889)
  Other, net                                               (3)             (3)
                                                     ---------       ---------
Cash used by financing activities                      (1,084)           (892)

Increase (decrease) in cash and cash equivalents       11,717          (2,520)

Cash and cash equivalents at beginning
  of year                                              20,745          22,918
                                                     ---------       ---------

Cash and cash equivalents at end of period           $ 32,462        $ 20,398
                                                     =========       =========

Supplemental disclosures:
  Cash paid for:  Interest                           $  1,026        $ 1,055
                  Income taxes                            777            150

                          Other Financial Information

Item 1.

Discontinued Operations

In October 1996, the Company announced its decision to discontinue its energy-related businesses, consisting of the Company's 50.4% interest in EDO (Canada) Limited, EDO Automotive Natural Gas Inc.("EDO ANGI"), and EDO Energy Corporation.

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

The net operating results of these entities have been reported as "Loss from discontinued operations"; the net liabilities of these entities have been reported as "Net liabilities of discontinued operations"; and the cash flows of these entities have been reported as "Net cash provided (used) by discontinued operations."

Unaudited Financial Statements

The accompanying unaudited financial statements and other related financial information furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the operating results for the nine months ended September 27, 1997 and September 28, 1996.

Backlog Data

The dollar amount of backlog of firm orders at September 27, 1997 was $111,954,000 compared to $81,754,000 at September 28, 1996.

Inventories

Inventories are summarized by major classification as follows:

                                  Sept. 27, 1997  Dec.  31, 1996
                                          (in thousands)

    Raw material and supplies         $ 3,457         $ 4,226
    Work in process                     3,966           3,380
    Finished goods                        405             388
                                      -------         -------
                                      $ 7,828         $ 7,994
                                      =======         =======

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

The following discussion relates only to the continuing operations of EDO Corporation in its two business segments: Defense and Space Systems; and Industrial Products.

Results of Operations

First Nine Months of 1997 compared with First Nine Months of 1996

Sales in the first nine months of 1997 were $70.1 million, 2% less than the $71.5 million reported in 1996. Sales in the Defense and Space Systems segment decreased 1% to $47.8 million. Higher sales in the Marine and Aircraft Systems and Combat Systems business units were offset by lower sales in the Electro-Optics business unit. The Industrial Products segment sales decreased 3% to $22.3 million. Sales increases in the Ceramics and Fiber Science business units were offset by lower sales in the Acoustic Products business unit.

Earnings from operations (before general corporate expense allocations) in the first nine months of 1997 were $9.1 million, compared with $8.3 million in 1996 (excluding the post retirement health care curtailment gain of $7.1 million). Operating earnings in the Defense and Space Systems segment increased to $5.7 million in the first nine months of 1997 from $4.8 million for the same period in 1996. Increased earnings from both the Marine and Aircraft Systems and Combat Systems business units were partially offset by a decrease in earnings at the Electro-Optics business unit. The Industrial Products segment recorded operating earnings of $3.4 million in the first nine months of 1997, compared with $3.5 million for the same period in 1996. Increased earnings at the Ceramics business unit were offset by lower earnings at the Fiber Science and Acoustic Products business units.

Selling, general and administrative expenses in the first nine months of 1997 were $11.0 million, compared with $10.7 million reported in the first nine months of 1996.

Company sponsored research and development expenditures increased 159% from the like 1996 period to $1.4 million. While this increase was recorded principally in the Defense and Space Systems segment, each of our business units recorded higher funding levels in the first three quarters of 1997 compared with 1996. This increased level of expenditure of Company funds is consistent with the Company's current strategy of increased investment in product development for products that will contribute to future growth.

Interest expense, net of interest income was $0.3 million in the first nine months of 1997, compared with $0.6 million in the like period of 1996. This reduction was due to increased interest income as a result of higher levels of invested cash.

The Company reported net earnings available for common shares of $4,290,000 or $0.68 per share in the first nine months of 1997, compared to net earnings of $2,242,000, or $0.37 per share a year ago. Prior year results were negatively impacted by the losses recorded in the discontinued operations, partially offset by a gain from curtailment of post-retirement health care benefits.

Earnings per share calculations were based on a weighted average of 6.4 million shares outstanding for the first nine months of 1997 and 6.1 million shares for the like period in 1996.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased $11.7 million from December 31, 1996 to $32.5 million at September 27, 1997. The increase results from net cash flow from operations of $15.6 million offset by $3.0 million for purchases of capital equipment and $1.3 million for both common and preferred dividends.

The Company has an ESOT loan obligation that is currently $10.7 million. The repayment of this obligation is funded principally through dividends on the Company's ESOP Convertible Cumulative Preferred Shares, Series A. The Company also has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. In accordance with authorization from the Board of Directors, the Company has previously acquired $5.7 million of such debentures. These debentures will be used to satisfy approximately three years of sinking fund requirements that commenced in December of 1996.

The Company maintains a $15.0 million secured line of credit with a bank for short-term cash borrowing and letters of credit (the "Agreement"). This Agreement expires on June 30, 1998 and limits the cash portion of potential borrowings to $10 million There have been no cash borrowings under the Agreement.

Capital expenditures in the first nine months of 1997 amounted to $3.0 million, the same as reported in the comparable period in 1996. The total expenditure for 1997 is not expected to be significantly higher than the $4.2 million spent in 1996.

In the third quarter of 1994, the Board of Directors suspended cash dividends on the Company's common shares due to the financial circumstances at that time. In 1997, the Board of Directors declared quarterly cash dividends of $0.025 per common share in each of the first three quarters.

The Company believes it has adequate liquidity and sufficient capital resources to fund its plans.

Backlog

The backlog of unfilled orders at September 27, 1997 stood at $112.0 million compared with $81.8 million a year ago and $103.0 million at December 31, 1996. The increased backlog occurred primarily in the Company's Defense and Space Systems segment.

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

PART II - OTHER INFORMATION

Item 6.(a)  Exhibits


     4(a) - Amendment No. 11 to the Guarantee Agreement referred to in exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, effective as of October 31, 1997

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

Dated: November 10, 1997