Form 10-K405
period 1997-12-31
EDO CORP
filed 1998-03-20
CIK 31617

-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1997                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
      New York                                           11-0707740

                    Address of principal executive offices:
           60 East 42nd Street, Suite 5010, New York, New York 10165

                                Telephone No.:
                                (212) 716-2000

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 3, 1998................................. $54,328,482

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 3, 1998 ................................. 6,468,178

                      Documents Incorporated by Reference

Portions of the Definitive Proxy Statement of the Registrant, dated March 20, 1998, are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                               Table of Contents
PART I.......................................................................1
ITEM 1 BUSINESS..............................................................1
MARINE AND AIRCRAFT SYSTEMS..................................................1
Aircraft Stores Suspension and Release Equipment.............................1
Airborne Mine Countermeasures Systems........................................1
COMBAT SYSTEMS...............................................................1
Command and Control Systems..................................................2
Undersea Warfare Sonar.......................................................2
ELECTRO-OPTIC SYSTEMS........................................................2
ELECTRO-CERAMIC PRODUCTS.....................................................2
FIBER COMPOSITE PRODUCTS.....................................................2
DISCONTINUED OPERATIONS......................................................2
RESEARCH AND DEVELOPMENT.....................................................3
MARKETING AND INTERNATIONAL SALES............................................3
BACKLOG......................................................................4
GOVERNMENT CONTRACTS.........................................................4
COMPETITION AND OTHER FACTORS................................................4
EMPLOYEES....................................................................5
EXECUTIVE OFFICERS OF THE REGISTRANT.........................................5
ITEM 2 PROPERTIES............................................................5
ITEM 3 LEGAL PROCEEDINGS.....................................................5
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................5
PART II......................................................................5
ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS.......................................5
ITEM 6 SELECTED FINANCIAL DATA...............................................5
ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................5
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................6
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE................................6
PART III.....................................................................6
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................6
ITEM 11 EXECUTIVE COMPENSATION...............................................6
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......6
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................6
PART IV......................................................................6
ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....6
SIGNATURES...................................................................8
SELECTED FINANCIAL DATA......................................................9
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................10
BUSINESS ENVIRONMENT........................................................10
RESULTS OF OPERATIONS - 1997 COMPARED TO 1996...............................10
FINANCIAL CONDITION.........................................................11
RESULTS OF OPERATIONS - 1996 COMPARED TO 1995...............................11
NEW ACCOUNTING STANDARD.....................................................11
YEAR 2000 DATE CONVERSION...................................................12
COMMON SHARE PRICES.........................................................12
DIVIDENDS...................................................................12
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
        REFORM ACT OF 1995..................................................12
CONSOLIDATED STATEMENTS OF EARNINGS.........................................13
CONSOLIDATED BALANCE SHEETS.................................................14
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.............................15
CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................16
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................17
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)................................ 26

                                    PART I

ITEM 1.   BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

The Company designs and manufactures advanced electro-optical, electronic, mechanical, acoustic and composite products for the defense and aerospace industries. A description of the principal products of the Company is set forth below.

In 1996, the Company sold its general aviation floats business and announced the discontinuance of its energy-related businesses. Further information about the discontinuance of the energy-related businesses is provided in "Discontinued Operations" on pages 2 and 3, and in Note 3 on page 19 of this Report.

In 1997, the Company also discontinued certain of its instrument product lines.

Refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 12, and Note 18 on page 25 of this Report for information regarding the cost of compliance with environmental regulations.

The following discussion relates to the Company's continuing operations.

                          MARINE AND AIRCRAFT SYSTEMS

Marine and aircraft systems include the design, development and manufacture of sophisticated mechanical, electromechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the Company provides logistics support for such products following initial hardware deliveries including spare and repair parts, upgrade modifications, training and technical services. The revenue from these support functions is a significant portion of sales. The major marine and aircraft systems are aircraft stores suspension and release equipment and airborne mine countermeasures systems.

Aircraft Stores Suspension and Release Equipment

The Company developed and manufactures bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms (JRM) for the U.S. Navy F-14 aircraft. In 1997, the Company continued production of BRUs for the F-15E and for an international customer under prior orders received and new orders received in 1997, and provided spare parts support for Tornado ERUs previously produced. In addition, the Company continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) launcher for the F-22 air superiority fighter. Funded development for this missile launcher, which employs new internal carriage technology, is expected to continue throughout 1998. In 1997, the Company received a subcontract from Boeing for development of new weapons carriage technology for application to the Joint Strike Fighter and future aircraft. This effort is expected to continue throughout 1998. For 1997, 1996 and 1995, sales of aircraft stores suspension and release equipment represented 19% of consolidated net sales in all three years.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter-towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. In 1994, the Company completed development of a funded upgrade to the MK 105. The upgraded system was delivered to the U.S. Navy for testing and evaluation. These tests were completed in the first half of 1995. The first production contract for this upgrade was received at the end of 1995. An additional production contract was received in 1996. Production under this contract is expected to continue throughout 1998. In 1994, the Company began work on a new U.S. Navy funded contract to develop a lightweight, self contained, helicopter-towed magnetic sweep for shallow water applications.
This system underwent U.S. Navy testing and evaluation in 1996 and was used in fleet and NATO operations in 1997. In addition, the Company continued to provide logistic support for MK 105 systems previously provided to both the U.S. Navy and an international customer.

For 1997, 1996 and 1995, respectively, sales of airborne mine countermeasures systems represented 12%, 7% and 5% of consolidated net sales.

COMBAT SYSTEMS

Combat systems include the design, development and manufacture of command, control and communications systems, and undersea warfare systems. In addition, the Company provides logistics support including spare and repair parts, training and technical services for such products.

Command and Control Systems

Command, control and communication systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 1997, the Company delivered a tactical data link monitoring and test system to the Royal Australian Air Force. Work continued on the NATO Ship-Shore-Ship Buffer (SSSB) program deliverable to several international customers in 1998 and 1999. Additional SSSB orders were received in 1997 from other NATO international customers.

Undersea Warfare Sonar

The Company has been a supplier of undersea warfare systems for more than forty years. In 1997, the Company completed and delivered a major signal processing subsystem of an upgrade to the U.S. Navy's AN/SQQ-89 undersea warfare system to Northrop-Grumman and Lockheed Martin. Logistics, maintenance and training support was provided for EDO sonar systems installed in FF-1052 class ships in service for several international navies. Work continued in 1997 for an international customer on a major upgrade to the EDO Model 610E sonar system. Work under this contract is expected to continue for five years. In 1997, the Company received an order for an additional Model 610E upgraded sonar system for a new class of ship for this same international customer. For 1997, 1996, and 1995, respectively, sales of sonar systems represented 7%, 3% and 10% of consolidated net sales.

                             ELECTRO-OPTIC SYSTEMS

Electro-optic systems include the design, development and manufacture of products and systems for satellites. The primary products include infrared earth sensors and sun sensors which are used to provide satellites with information relative to stabilization and orbit position. In 1997, the Company continued to provide earth sensor assemblies to Hughes for commercial satellites, to Orbital Sciences Corporation for the ORBCOMM digital data transmission system and to Lockheed Martin for the U.S. Air Force Global Positioning Satellite System (GPS-IIR), the NASA Television and Infrared Observation Satellite (TIROS) and the Motorola Iridium communication satellite constellation. In addition, the Company began delivering earth sensor assemblies to Hughes for the ICO constellation and earth and sun sensor assemblies to DASA for the Loral Globalstar constellation. New orders were received for earth sensor assemblies from Boeing for the newest U.S. Air Force Global Positioning Satellite System (GPS-IIF) and for follow-on orders for additional sensors for Iridium and Globalstar. For 1997, 1996 and 1995, respectively, sales of spaceflight systems represented 22%, 24% and 14% of consolidated net sales.

                           ELECTRO-CERAMIC PRODUCTS

The Company is one of North America's leading manufacturers of piezoceramic components for defense applications and also concentrates on commercial applications of ceramic technology.

Piezoceramic elements convert acoustic energy to electrical energy and form the basis of many defense and commercial products ranging from military sonars to ink jet printers. The Company has automated and improved its production processes and is focusing its efforts on industrial markets in addition to maintaining its position as a leading supplier of ceramics for military applications. For 1997, 1996 and 1995, respectively, sales of piezoceramics represented 13%, 11% and 10% of consolidated net sales.

The Company also designs and produces military and commercial transducers which it provides for its own acoustic systems as well as for the market.

The Company is developing products for the active vibration control marketplace. This initiative is intended to apply the Company's expertise in piezoceramic materials and transducers to reduce vibration emanating from industrial machinery. The Company has been working on a partially government funded program for vibration reduction in precision machine tools, specifically cylindrical grinders. In addition, the Company is delivering products it designed and manufactured to reduce vibration in the manufacturing process for semiconductors.

                           FIBER COMPOSITE PRODUCTS

The Company's fiber composite products focus on the development, production and after-market support of its traditional composite water and waste tanks for the commercial aviation market. This concentrated technical and marketing effort yielded long-term production contracts from Boeing.

Additionally, the Company continues to pursue programs in other commercial markets. The Company is now supplying composite pressure vessels for use as air start reservoirs on large trucks. Composite pressure vessels are also being developed and tested for use in railroad car rapid discharge and braking systems.

                            DISCONTINUED OPERATIONS

The Company's former energy-related businesses consisted of the following: its wholly-owned subsidiary EDO Energy Corporation, which provided program management activities for compressed natural gas vehicles (CNGVs) and other alternative fuel projects; its wholly-owned subsidiary EDO Automotive Natural Gas, Inc. ("EDO ANGI"), which designed and manufactured CNGV refueling stations and related equipment; and a 50.4% interest in EDO (Canada) Ltd. ("ECL"), which designed and manufactured LiteRider(R) fuel cylinders. The products of these businesses were generally sold through independent distributors and dealers to end users, and by employees of these businesses to original equipment manufacturers.

Due to the current and projected growth rates and financial returns of the energy-related businesses failing to meet the Company's strategic criteria, the Company decided in September 1996 to divest itself from these businesses. Accordingly, in 1996, the Company recorded a provision for loss of $7,000,000, consisting of $2,000,000 in operating losses for the phase out period, and $5,000,000 for reduction of asset values and provisions for estimated future disposal costs.

In 1997, the Company sold the net assets of its EDO-ANGI subsidiary. The EDO Energy operations were mostly discontinued. The Company continues only to fulfill any outstanding contractual obligations. In 1997, ECL made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada and subsequently liquidated its assets through the equivalent of Chapter 7 of the U.S. bankruptcy laws.

The Company believes that adequate provision for the ultimate loss on disposal of these businesses has been made in the Company's financial statements, which provision is described in Note 3 on page 19 of this Report.

                           RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 90 employees in the fields of combat systems, acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop technology for new products or to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs. Major customer-sponsored research and development programs include: improvements to the AN/SQR-18A(V) TACTAS system; improvements to the MK 105 mine countermeasures system; development of a new shallow-water mine countermeasures system; development of new aircraft weapons carriage technology; developments in combat systems integration; development of new and improved stores launchers; and development of new earth and sun sensors for satellites.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors. In 1997, customer-sponsored research and development expenditures in the aggregate were 29% higher than in 1996, although such expenditures for certain products were lower than in 1996.

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

The following table sets forth research and development expenditures for the periods presented.

   ========================================================================
                                           Year Ended December 31,
                                   1997              1996              1995
                                                (in thousands)
   ------------------------------------------------------------------------
   Customer-sponsored        $   23,000        $   17,800        $   13,300
   Company-sponsored              2,100             1,000             1,000
   ------------------------------------------------------------------------
   Total                     $   25,100        $   18,800        $   14,300
   ========================================================================

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

The Company sells military and space flight products as a prime contractor and through subcontracts with other prime contractors. In addition to military sales to the U.S. Department of Defense, the Company also sells military and space flight equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

Commercial products are sold in industrial and commercial markets. In foreign markets, piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives.

It is the Company's policy to denominate all foreign contracts in U.S. dollars and generally to incur no significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts.

Refer to Note 1(a) on page 17 of this Report for the amount of export sales for the last three fiscal years.

                                    BACKLOG

A significant portion of the Company's sales are made directly or indirectly through prime contractors to the U.S. armed services and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these government contracts. As of December 31, 1997, the Company's total backlog was approximately $111.6 million, as compared with $103.0 million on December 31, 1996. Of the total backlog as of December 31, 1997, approximately 65% was scheduled for delivery in 1998.

                             GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 41% of the Company's 1997 consolidated net sales compared with 36% in 1996 and 43% in 1995, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

                                   EMPLOYEES

As of December 31, 1997, the Company employed 637 persons.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
===============================================================================
Name                  Age     Position, Term of Office and Prior Positions
-------------------------------------------------------------------------------
Frank A. Fariello      63     Chairman of the Board since 1997, Chief Executive
                              Officer since 1994, President since 1993 and
                              Director since 1982.

William J. Frost       56     Vice President-Administration since 1994,
                              Assistant Secretary since 1995, prior to which he was Assistant to the Vice President-
                              Administration since 1989.

Marvin D. Genzer       57     Vice President since 1990, General Counsel since
                              1988, and Secretary since 1995.

Ira Kaplan             62     Executive Vice President and Chief Operating
                              Officer since 1997, prior to which he was corporate Vice President since 1995. From 1989 to 1995, he was Vice President/General Manager of the Government Systems Division.

Kenneth A. Paladino    40     Vice President-Finance and Treasurer since 1995,
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

ITEM 2.   PROPERTIES

All operating properties are leased facilities. The College Point corporate headquarters and manufacturing facility had been owned until early 1996 when it was sold. The company moved its corporate office in 1997 to New York, NY. The Company's facilities are adequate for present purposes. Except for College Point (the Company will be moving its College Point operations to North Amityville, NY in 1998), all facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 17 on page 25 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.

===============================================================================
                                                           Approximate Floor
                                Location                   Area (in sq. ft.)
-------------------------------------------------------------------------------
Marine and Aircraft Systems     North Amityville, NY              85,000
Combat Systems                  Chesapeake, VA                    30,000
Barnes                          Shelton, CT                       72,000
Electro-Ceramic Products        Salt Lake City, UT               117,000
Fiber Science                   Salt Lake City, UT               105,000
===============================================================================

ITEM 3. LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 12, and in Note 18 on page 25 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" on page 12 and "Dividends" on page 12, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 15, Note 9 on page 20, and Note 10 on pages 20 and 21 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 9 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 12 of this Report.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under the headings "Election of Directors" and "The Board of Directors and Its Committees" on pages 1 through 3 of the Company's Proxy Statement dated March 20, 1998, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under the heading "Compensation of Executive Officers" on pages 5 through 9 of the Company's Proxy Statement dated March 20, 1998, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the headings "Securities Ownership of Directors and Executive Officers" on page 4 and "Principal Shareholders" on page 10 of the Company's Proxy Statement dated March 20, 1998, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995, together with the report thereon of KPMG Peat Marwick LLP, independent auditors, dated February 13, 1998, appear on pages 13 through 25 of this Report.

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

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(a) Indenture dated December 1, 1986 between Chase Manhattan Bank as successor in interest to Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

4(j) Amendment No. 10 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1996. Incorporated by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(a)* EDO Corporation 1996 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its chief financial and accounting officer, thereunto duly authorized.

                                                EDO CORPORATION (Registrant)
Dated: March 20, 1998                      By:  Kenneth A. Paladino
                                                -----------------------------
                                                Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 20, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title

Kenneth A. Paladino   Vice President-Finance
                        and Treasurer            __
Frank A. Fariello     Chairman of the Board,       |
                        President, Chief Executive |
                        Officer and Director       |
William J. Frost      Vice President-              |
                        Administration             |
Marvin D. Genzer      Vice President, General      |
                        Counsel and Secretary      |- By: Kenneth A. Paladino
Ira Kaplan            Executive Vice President and |     ---------------------
                        Chief Operating Officer    |        Attorney-in-Fact
Robert E. Allen       Director                     |
Robert Alvine         Director                     |
Mellon C. Baird       Director                     |
George M. Ball        Director                     |
Joseph F. Engelberger Director                     |
Robert M. Hanisee     Director                     |
Michael J. Hegarty    Director                     |
George A. Strutz, Jr. Director                   __|

SELECTED FINANCIAL DATA
EDO CORPORATION AND SUBSIDIARIES
(NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
===============================================================================
                             1997       1996        1995      1994       1993
                                  (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Summary of Operations
Net Sales                $ 94,362     94,586      78,932    81,256    100,107
===============================================================================
Operating
 earnings (loss)            7,536     13,900a      5,365   (21,110)b,c (2,979)b
-------------------------------------------------------------------------------
Net interest expense         (459)      (766)     (1,199)   (2,160)    (2,337)
Other income
 (expense), net               (50)       (66)        (41)      335     (1,355)
-------------------------------------------------------------------------------
Earnings (loss) before
 Federal income taxes
 and cumulative effect
 of accounting change       7,027     13,068       4,125   (22,935)    (6,671)
Provision (benefit)
 for Federal income taxes       -          -           -    (3,800)    (4,901)
-------------------------------------------------------------------------------
Earnings (loss) from
 continuing operations
 before cumulative effect
 of accounting change       7,027     13,068       4,125   (19,135)    (1,770)
===============================================================================
Earnings (loss) from:
 Continuing operations      7,027     13,068       4,125   (19,135)   (11,170)d
 Discontinued operations        -     (8,637)     (1,465)   (3,421)    (5,178)
===============================================================================
Net earnings (loss)         7,027      4,431       2,660   (22,556)   (16,348)
Dividends on
 preferred shares           1,127      1,179       1,239     1,333      1,406
-------------------------------------------------------------------------------
Net earnings (loss)
 available for common
 shares                  $  5,900      3,252       1,421   (23,889)   (17,754)
===============================================================================
Per Common Share Data
Basic net earnings (loss)
 Continuing operations   $   0.94       1.99        0.50     (3.69)     (2.32)
 Discontinued operations $      -      (1.45)      (0.25)    (0.61)     (0.96)
-------------------------------------------------------------------------------
 Total                   $   0.94       0.54        0.25     (4.30)     (3.28)
Diluted net earnings
 (loss)                  $   0.81       0.46        0.20     (4.30)     (3.28)
Cash dividends per
common share             $   0.10          -           -      0.14       0.28
Other Information
Working capital          $ 44,477     37,382      33,582    31,374     40,001
Depreciation and
 amortization of
 fixed assets            $  4,186      3,471       4,568     5,677      5,974
Plant and equipment
 expenditures            $  4,083      4,227       1,800     1,731      4,287
Total assets             $108,801     94,223      95,526    94,747    115,414
Long-term debt           $ 29,317     29,317      29,317    29,317     29,317
ESOT loan obligation     $ 10,368     11,676      12,887    14,007     15,045
Shareholders' equity     $ 28,135     19,823      14,997    11,610     35,035
Backlog of
 unfilled orders         $111,557    102,981      85,558    70,682     86,468
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

d Includes the cumulative effect of a change in accounting for postretirement health benefits, as required by the adoption of SFAS No. 106, of $9,400, net of taxes, or $1.74 per share on basic net earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT

EDO Corporation's financial results continued to improve in 1997 due to the continuing focus on its core operations. This has resulted in the third straight year of increased earnings and a year-end backlog that is the highest since 1991. This increase in year-end backlog reflects both the strength of the Company's core products and the Company's ability to provide new products to meet the needs of its customers in an increasingly competitive environment. The Company's overall financial condition also continued to improve as evidenced by increases in cash and marketable securities, working capital and shareholders' equity, and a decrease in leverage ratios.

In 1997, the Company substantially completed the exit from its energy-related businesses, which had been accounted for as discontinued operations, substantially in accordance with the provision recorded in 1996. This is more fully explained in the accompanying financial statements.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Net sales for 1997 were $94.4 million compared to sales of $94.6 million in 1996. Sales increases from mine countermeasures systems and sonar systems were offset by decreases in satellite system sales.

Total operating earnings improved 11% to $7.5 million compared to $6.8 million in 1996, excluding the effect of a $7.1 million non-cash curtailment gain from the discontinuance of medical benefits for Medicare eligible retirees in 1996. The increased operating earnings result from improvements in margins in substantially all of the Company's product lines.

The Company's operating results for 1997 were adversely affected by a charge of $2.0 million associated with the consolidation and discontinuance of certain acoustic instrument products as described in Note 2 to the Consolidated Financial Statements. Additionally, the Company incurred operating and disposal losses of approximately $0.6 million from the sale of a microscope product line. The decision to exit these product lines is consistent with the Company's objective of focusing its efforts on its core defense and aerospace products.

In 1997, the Company settled an insurance action against one of its insurance carriers for $2.9 million which was paid to the Company in 1998. This action was related to an environmental matter which is more fully explained in Note 18 to the Consolidated Financial Statements.

Selling, general and administrative expenses decreased to $13.8 million in 1997 from $15.6 million in 1996 primarily due to decreased costs in connection with certain electro-optic products resulting from the decrease in satellite system sales and the sale of the microscope product line noted above.

Company-sponsored research and development expenditures doubled in 1997 to $2.1 million from $1.0 million in 1996. This increased level of research and development is consistent with the Company's strategy of increased investment in development for products that will contribute to future growth. Customer-sponsored research and development was $23.0 million compared to $17.8 million in 1996. Customer-sponsored research and development is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

Interest expense, net of interest income, was $0.5 million in 1997 compared to $0.8 million in 1996 due to increased interest income on higher average balances of interest-earning assets. Interest expense is primarily the interest paid on the 7% Convertible Subordinated Debentures Due 2011.

In 1997 and 1996, the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards.

Net earnings available for common shares in 1997 were $5.9 million compared to net earnings in 1996 of $3.3 million. Net earnings in 1996 included a $7.0 million loss from the discontinuance of the Company's energy-related businesses (see Note 3 to the Consolidated Financial Statements) and a $7.1 million curtailment gain (see Note 16 to the Consolidated Financial Statements).

Basic net earnings per share were $0.94 in 1997 compared to $0.54 in 1996. Basic net earnings per share calculations are based on a weighted average of
6.3 million and 6.0 million common shares outstanding in 1997 and 1996, respectively. Diluted earnings per share were $0.81 in 1997 compared to $0.46 in 1996.

FINANCIAL CONDITION

The Company's cash, cash equivalents and marketable securities increased by $13.5 million in 1997 to $34.2 million at December 31, 1997. This resulted from an improvement in cash flow from operations which was $17.6 million in 1997 compared to $2.6 million in 1996. This improvement was due primarily to an increase in contract advances and the absence of an increase in accounts receivable in 1997, as well as improved operating profits, excluding the postretirement health care curtailment gain in 1996.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until their retirement, the Company is making annual sinking fund payments of $1.8 million. As of December 31, 1997, the Company had $2.2 million of these debentures remaining in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at December 31, 1997 of $10.4 million at an interest rate of 82% of the prime lending rate. The ESOT obligation agreement can be canceled or refinanced by the Company or the lender on or after April 1, 2000. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions.

The Company maintains a $15.0 million secured line of credit with a bank for short-term borrowing and letters of credit. The agreement expires on June 30, 1998 and limits the cash portion of potential borrowings to $10.0 million. There have been no direct cash borrowings under this agreement.

The Company is incurring costs in connection with the remediation of a Superfund site (noted above and more fully explained in Note 18 to the Consolidated Financial Statements). The Company has expensed all of the costs it has incurred, as well as a discounted estimate of all future costs related to this matter. The liability for these future costs as of December 31, 1997 is approximately $3.5 million of which $0.6 million is classified as a current liability. Approximately 26% of the $3.5 million liability will be expended over the next 2 years.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

Backlog increased from $103.0 million at December 31, 1996 to $111.6 million at December 31, 1997.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

Net sales for 1996 were $94.6 million, a 20% increase compared to sales of $78.9 million in 1995. Increases in sales of satellite systems and piezo-ceramic and fiber composite products were partially offset by reductions in sales of sonar systems and acoustic products.

Operating earnings, excluding the effect of a $7.1 million non-cash curtailment gain from the discontinuance of medical benefits for Medicare eligible retirees (see Note 16 to the Consolidated Financial Statements), improved 26% to $6.8 million in 1996, compared to $5.4 million in 1995. The increase resulted primarily from the higher sales levels as well as a modest improvement in margins and increases in pension and postretirement benefit income, partially offset by higher costs incurred during the completion of the development portion of fixed-price development programs for new satellite products.

Selling, general and administrative expenses increased to $15.6 million from $14.2 million in 1995 principally as a result of increased sales and marketing expenses. Company funded research and development expenditures were approximately $1.0 million for each year while customer funded research and development increased $4.5 million to $17.8 million in 1996. Customer funded research and development is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

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

Net earnings in 1996 were $3.3 million compared to net earnings in 1995 of $1.4 million. Net earnings in 1996 included a $7.0 million loss from the discontinuance of the Company's energy-related businesses (see Note 3 to the Consolidated Financial Statements) and, as noted above, a $7.1 million curtailment gain. Basic net earnings per share were $0.54 as compared to $0.25 in 1995. Basic net earnings per share calculations are based on a weighted average of 6.0 million and 5.7 million common shares outstanding in 1996 and 1995, respectively.

NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company has not determined the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. The Company will adopt this statement effective January 1, 1998, as required. Interim information is not required until the second year of application, at which time comparative information is required.

YEAR 2000 DATE CONVERSION

The year 2000 issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000. At the Company, this could result in failures or miscalculations in the computerized accounting programs used at the Company which are provided by outside vendors. These vendors have assured the Company that modifications to their programs will be timely provided to deal with the year 2000 issue. If necessary modifications and conversions by such vendors are not provided timely, the year 2000 issue may have a material adverse effect on the Company's consolidated results of operations. The total cost associated with required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position and is being expensed as incurred.

COMMON SHARE PRICES

EDO common shares are traded on the New York Stock Exchange. As of February 2, 1998, there were 2,495 shareholders of record (brokers and nominees counted as one each).

The price range in 1997 and 1996 was as follows:
            ===================================================
                                  1997               1996
                             High      Low      High       Low
            ---------------------------------------------------
            1st Quarter     7-7/8     6-3/8     5-7/8     4-5/8
            2nd Quarter     8-15/16   6-3/8    10-7/8     5
            3rd Quarter    10-3/4     7-5/8     8-5/8     5-7/8
            4th Quarter    10-5/8     8-1/4     9-1/4     6-1/2
            ===================================================

Dividends

During 1997, the Board of Directors approved the payment of quarterly cash dividends of $0.025 per common share. The Company's ESOT guarantee agreement places certain limits on the payment of cash dividends. See Note 10 to the Consolidated Financial Statements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Annual Report on Form 10-K and in the message from the Chairman of the Board, President and Chief Executive Officer contained in the Annual Report to Shareholders for 1997 relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

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

CONSOLIDATED STATEMENTS OF EARNINGS
EDO CORPORATION AND SUBSIDIARIES

===============================================================================
                                                Years Ended December 31
                                          1997           1996           1995
                                       (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Continuing Operations:
 Income
  Net sales                             $ 94,362       $ 94,586      $ 78,932
  Other                                      119            388           450
-------------------------------------------------------------------------------
                                          94,481         94,974        79,382
-------------------------------------------------------------------------------
 Costs and Expenses
  Cost of sales (including a $2,000
   charge for the discontinuance
   of a product line in 1997)             73,981         71,561        58,849
  Selling, general and administrative     13,785         15,631        14,177
  Research and development                 2,079          1,002           991
  Litigation settlement income            (2,900)             -             -
  Postretirement health care
   curtailment gain                            -         (7,120)            -
-------------------------------------------------------------------------------
                                          86,945         81,074        74,017
-------------------------------------------------------------------------------
 Operating Earnings                        7,536         13,900         5,365

 Non-operating Income (Expense)
-------------------------------------------------------------------------------
  Interest income                          1,838          1,427         1,097
  Interest expense                        (2,297)        (2,193)       (2,296)
  Other, net                                 (50)           (66)          (41)
-------------------------------------------------------------------------------
                                            (509)          (832)       (1,240)
-------------------------------------------------------------------------------
 Earnings before Federal income taxes      7,027         13,068         4,125
 Federal income tax expense                    -              -             -
-------------------------------------------------------------------------------
 Earnings from Continuing Operations       7,027         13,068         4,125
Discontinued Operations:
 Loss from operations of discontinued
  energy business                              -         (1,637)       (1,465)
 Loss from discontinuance, including
  provision of $2,000 for operating
  losses during phase out period               -         (7,000)            -
-------------------------------------------------------------------------------
  Loss from Discontinued operations            -         (8,637)       (1,465)
-------------------------------------------------------------------------------
Net Earnings                               7,027          4,431         2,660
Dividends on preferred shares              1,127          1,179         1,239
-------------------------------------------------------------------------------
Net Earnings Available for
 Common Shares                          $  5,900       $  3,252      $  1,421
===============================================================================
Earnings (Loss) Per Common Share:
 Basic:
  Continuing operations                 $   0.94       $   1.99      $   0.50
  Discontinued operations                      -          (1.45)        (0.25)
-------------------------------------------------------------------------------
Net Earnings                            $   0.94       $   0.54      $   0.25
===============================================================================
Diluted:
 Continuing operations                  $   0.81       $   1.67      $   0.41
 Discontinued operations                       -          (1.21)        (0.21)
-------------------------------------------------------------------------------
Net Earnings                            $   0.81       $   0.46      $   0.20
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                         December 31
                                                     1997           1996
                                                    (in thousands, except
                                                 share and per share amounts)
-------------------------------------------------------------------------------
Assets
 Current assets:
  Cash and cash equivalents                      $  20,351       $  20,745
  Marketable securities                             13,851               -
  Accounts receivable                               32,421          32,518
  Inventories                                        6,816           7,994
  Prepayments and other                              5,564           2,678
-------------------------------------------------------------------------------
       Total current assets                         79,003          63,935
-------------------------------------------------------------------------------
Property, plant and equipment, net                  12,865          12,968
Notes receivable                                     3,000           3,900
Cost in excess of fair value of
 net assets acquired, net                            6,792           7,159
Other assets                                         7,141           6,261
-------------------------------------------------------------------------------
                                                 $ 108,801       $  94,223
===============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities       $   21,773       $  21,517
 Contract advances and deposits                     12,753           4,809
 Net liabilities of discontinued operations              -             227
-------------------------------------------------------------------------------
       Total current liabilities                    34,526          26,553
-------------------------------------------------------------------------------
Long-term debt                                      29,317          29,317
ESOT loan obligation                                10,368          11,676
Postretirement obligation                            3,526           3,995
Environmental obligation                             2,929           2,859
Shareholders' Equity:
 8% convertible preferred shares, par value
  $1 per share (liquidation preference $213.71
  per share or $13,858 in the aggregate in
  1997), authorized 500,000 shares (64,843
  issued in 1997 and 67,832 in 1996)                    65              68
 Common shares, par value $1 per share,
  authorized 25,000,000 shares (8,453,902
  issued in both years)                              8,454           8,454
 Additional paid-in capital                         32,546          35,438
 Retained earnings                                  27,641          22,368
-------------------------------------------------------------------------------
                                                    68,706          66,328
Less:   Treasury shares at cost
         (2,054,474 shares in 1997 and
         2,409,136 shares in 1996)                 (29,201)        (34,240)
        ESOT loan obligation                       (10,368)        (11,676)
        Deferred compensation under
         Long-Term Incentive Plan                   (1,002)           (589)
-------------------------------------------------------------------------------
              Total shareholders' equity            28,135          19,823
-------------------------------------------------------------------------------
                                                 $ 108,801       $  94,223
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                               1997               1996               1995
                                              (in thousands)
                          Amount   Shares    Amount   Shares    Amount   Shares
-------------------------------------------------------------------------------
Preferred shares
 Balance at beginning
   of year              $    68       68   $    71       71   $    75       75
 Par value of shares
   converted                 (3)      (3)       (3)      (3)       (4)      (4)
-------------------------------------------------------------------------------
 Balance at end of year      65       65        68       68        71       71
-------------------------------------------------------------------------------
Common shares
-------------------------------------------------------------------------------
 Par value of
   shares issued          8,454    8,454     8,454    8,454     8,454    8,454
-------------------------------------------------------------------------------
Additional paid-in
  capital
 Balance at beginning
   of year               35,438             37,847             39,330
 Exercise of stock
   options               (1,132)              (227)                 -
 Shares used for payment
   of directors' fees       (64)               (57)              (137)
 Effect of sale of
   subsidiary's (EDO
   (Canada) Ltd.)
   capital stock              -                  -                795
 Shares used for
   Long-Term Incentive
   Plans                   (721)            (1,146)                 -
 Conversion of
   preferred shares
   to common shares        (975)              (979)            (2,141)
-------------------------------------------------------------------------------
 Balance at end of year  32,546             35,438             37,847
-------------------------------------------------------------------------------
Retained earnings
 Balance at beginning
   of year               22,368             19,116             17,695
 Net earnings             7,027              4,431              2,660
 Common stock dividends
   ($0.10 per share
    in 1997)               (627)                 -                  -
 Dividends on
   preferred shares      (1,127)            (1,179)            (1,239)
-------------------------------------------------------------------------------
 Balance at end of year  27,641             22,368             19,116
-------------------------------------------------------------------------------
Treasury shares at cost
 Balance at beginning
   of year              (34,240)  (2,409)  (37,604)  (2,646)  (39,937)  (2,810)
 Shares used for
   exercise of stock
   options                2,491      175       393       28         -        -
 Shares used for
   payment of
   directors' fees          149       11       106        7       188       13
 Shares used for
   Long-Term Incentive
   Plans                  1,421      100     1,883      133         -        -
 Shares used for
   conversion of
   preferred shares         978       69       982       69     2,145      151
-------------------------------------------------------------------------------
 Balance at end of year (29,201)  (2,054)  (34,240)  (2,409)  (37,604)  (2,646)
-------------------------------------------------------------------------------
ESOT loan obligation
 Balance at beginning
   of year              (11,676)           (12,887)           (14,007)
 Repayments made
   during year            1,308              1,211              1,120
-------------------------------------------------------------------------------
 Balance at end of year (10,368)           (11,676)           (12,887)
-------------------------------------------------------------------------------
Deferred compensation
  under Long-Term
  Incentive Plan
 Balance at beginning
   of year                 (589)                 -                  -
 Shares used for Long-
   Term Incentive Plans    (700)              (737)                 -
 Amortization of Long-
   Term Incentive Plan
   deferred expense         287                148                  -
-------------------------------------------------------------------------------
 Balance at end of year  (1,002)              (589)                 -
===============================================================================
Total Shareholders'
  Equity                $28,135            $19,823            $14,997
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                    Years Ended December 31
                                                 1997        1996        1995
                                                        (in thousands)
-------------------------------------------------------------------------------
Operating Activities:
 Earnings from continuing operations          $   7,027  $  13,068   $   4,125
 Adjustments to earnings to arrive at
  cash provided by continuing operations:
   Postretirement health care
    curtailment gain                                  -     (7,120)          -
   Depreciation and amortization                  6,027      5,303       4,935
   Write-down of acoustic product
    line inventory                                1,500          -           -
   Deferred compensation expense                    287        148           -
   Common shares issued for
    directors' fees                                  85         49          51
   Changes in:
    Accounts receivable                              97     (8,913)     (2,216)
    Inventories                                    (322)        93         814
    Prepayments, other assets and other          (5,279)    (4,341)     (1,479)
    Recoverable and deferred income taxes             -          -       3,649
    Accounts payable and accrued liabilities        256      5,178      (1,877)
    Contract advances and deposits                7,944       (833)      2,142
-------------------------------------------------------------------------------
Cash provided by continuing operations           17,622      2,632      10,144
Net cash used by discontinued operations              -     (1,804)     (2,024)
Investing Activities:
 Purchase of property, plant and equipment       (4,083)    (4,227)     (1,800)
 Purchase of marketable securities              (13,851)         -           -
 Proceeds from assets held for sale                   -      1,976           -
-------------------------------------------------------------------------------
Cash used by investing activities               (17,934)    (2,251)     (1,800)
Financing Activities:
 Proceeds from exercise of stock options          1,359        166           -
 Payments received on notes receivable              313        263           -
 Payment of common share cash dividends            (627)         -           -
 Payment of preferred share cash dividends       (1,127)    (1,179)     (1,239)
-------------------------------------------------------------------------------
Cash used by financing activities                   (82)      (750)     (1,239)
===============================================================================
Net increase (decrease) in cash
 and cash equivalents                              (394)    (2,173)      5,081
Cash and cash equivalents at
 beginning of year                               20,745     22,918      17,837
-------------------------------------------------------------------------------
Cash and cash equivalents at
 end of year                                  $  20,351  $  20,745   $  22,918
===============================================================================
Supplemental disclosures:
 Cash paid for:
  Interest                                    $   2,058  $   2,072   $   2,143
  Income taxes                                $   1,137  $     190   $     345
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997, 1996 AND 1995
EDO CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Business

The consolidated financial statements include the accounts of EDO Corporation and all majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates in one segment and designs and manufactures advanced electro-optical, electronic, mechanical, acoustic and composite products for the defense and aerospace industries. Domestic government sales, which include sales to prime contractors of the government, amounted to 41%, 36% and 43% of net sales, and export sales comprised 33%, 35% and 31% of net sales for 1997, 1996 and 1995, respectively. The Company discontinued its energy-related business in 1996 (Note 3).

(b) Cash Equivalents

The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(c) Marketable Securities

The Company's marketable securities, consisting of U.S. government-backed securities, mortgage-backed securities and corporate bonds, are categorized as available-for-sale. The securities have been reflected at cost, which approximates market value at December 31, 1997.

(d) Revenue Recognition

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

(e) Inventories

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

(f) Depreciation

Depreciation and amortization of property, plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are being amortized over the lesser of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $1,012,000 and $1,153,000 are included in other assets at December 31, 1997 and 1996, respectively.

(g) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition cost of Barnes Engineering Company over the fair value of net assets acquired of approximately $11.0 million ($6.8 million, net of accumulated amortization at December 31, 1997) is being amortized on a straight-line basis over thirty years. The Company assesses the recoverability of unamortized goodwill by determining whether the amortization of the goodwill balance over its estimated life can be recovered through the undiscounted projected future earnings of the acquired business.

(h) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset.

(i) Income Taxes

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

(j) Treasury Stock

Treasury stock is recorded at cost, with issuances from treasury stock recorded at average cost. Treasury stock issued for directors' fees is recorded as an expense for an amount equal to the fair market value of the stock on the issuance date.

(k) Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Under SFAS No. 128, the Company presents basic and diluted earnings per share (Note 13). Prior year earnings per share data have been restated to apply the provisions of SFAS No. 128.

(l) Financial Instruments

The fair value and book value of the Company's long-term debt and ESOT obligation at December 31, 1997 were $35,368,000 and $39,685,000, respectively (Notes 9 and 10). The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the environmental obligation (Note 18) approximates its carrying value since it has been discounted.

The fair values of all other financial instruments approximate book values because of the short maturities of these instruments.

(m)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these financial statements are the estimated costs to complete contracts in process, the estimated remediation costs related to the environmental matter discussed in Note 18 and the collectibility of receivables. Actual results could differ from these and other estimates.

(n) Accounting for Stock-Based Compensation

The Company records compensation expense for employee and director stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected not to implement the fair value based accounting method for employee and director stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee and director stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost (Note 14).

(2) Consolidation and Discontinuance of Product Lines

In December 1997, the Company made the decision to consolidate its Acoustic Products product lines. The acoustic sensor products will be consolidated into the Company's Electro-Ceramic Products operations and the acoustic systems products into its Combat Systems operations. Such consolidation will result in the discontinuance of certain products within the Acoustic Products product lines.

In connection with the consolidation, the Company recorded a charge (included in cost of sales) of $2,000,000, which is principally comprised of the write-down of inventory related to the discontinued product lines to its net realizable value.

(3) Discontinued Operations

Pursuant to a Board of Directors resolution in September 1996, the Company adopted a plan to exit its energy-related businesses. Those businesses included: the Company's 50.4% interest in EDO (Canada) Limited, a manufacturer of Compressed Natural Gas (CNG) fuel cylinders; EDO Automotive Natural Gas Inc. (EDO ANGI), a designer and manufacturer of CNG refueling stations and related equipment; and EDO Energy Corporation, a wholly owned subsidiary of the Company involved in program management activities in CNG and other alternative fuel projects. In April 1997, the Company sold EDO ANGI for approximately the book value of the related net assets. In May 1997, EDO (Canada) Ltd. made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada. EDO Energy Corporation satisfied most of its obligations in 1997 and will cease operations in 1998. The terms of these events did not result in a modification to the loss from discontinuing the businesses provided in 1996.

The consolidated financial statements of the Company reflect the effects of the Company's decision to treat its energy-related businesses as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows associated with the energy-related businesses are excluded from the respective captions in the Consolidated Statements of Earnings, Balance Sheets and Statements of Cash Flows. The net operating results of these entities are reported as "Loss from discontinued operations"; the net liabilities of these entities are reported as "Net liabilities of discontinued operations"; and the cash flows of these entities are reported as "Net cash used by discontinued operations."

Net sales of the discontinued operations prior to the date of discontinuance were $9,321,000, and $12,181,000 for the years ended December 31, 1996 and 1995, respectively. Net liabilities of discontinued operations at December 31, 1996 were as follows:
         ===========================================================
                                                      (in thousands)
         -----------------------------------------------------------
         Assets-net                                      $  1,579
         Liabilities                                         (806)
         Accrual for losses during phase out period        (1,000)
         -----------------------------------------------------------
         Net liabilities of discontinued operations      $   (227)
         ===========================================================


(4)   Subsidiary Equity Transaction

In December 1995, EDO (Canada) Ltd. received $3.5 million from the sale of its capital stock to three companies. As a result, the Company's ownership of EDO (Canada) Ltd. was reduced from approximately 60% to approximately 50.4% with approximately 33% owned by the Province of Alberta and approximately 17% owned by three other minority shareholders. The Company's additional paid-in capital was increased by $795,000, representing its equity in EDO (Canada) Ltd.'s capital transactions in 1995.

(5) Accounts Receivable

Accounts receivable included $17,917,000 and $16,121,000 at December 31, 1997 and 1996, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1997 will be billed and are expected to be collected during 1998. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $11,822,000 and $6,910,000 at December 31, 1997 and 1996,
respectively.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1997 and 1996:
            =====================================================
                                            1997             1996
                                              (in thousands)
            ------------------------------------------------------
            Raw material and supplies   $   3,471        $   4,226
            Work-in-process                 3,120            3,380
            Finished goods                    225              388
            ------------------------------------------------------
                                        $   6,816        $   7,994
            =====================================================


(7) Property, Plant and Equipment, Net

The Company's property, plant and equipment at December 31, 1997 and 1996, and their related useful lives are summarized as follows:
       ================================================================
                                          1997      1996     Range in
                                          (in thousands)       Years
       ----------------------------------------------------------------
       Machinery and equipment          $ 53,418  $ 50,244    3 - 10
       Leasehold improvements              8,687     8,595  lease terms
       ----------------------------------------------------------------
                                          62,105    58,839
       Less accumulated depreciation
        and amortization                  49,240    45,871
       ----------------------------------------------------------------
                                        $ 12,865  $ 12,968
       ================================================================

In January 1996, buildings, building improvements and land at the Company's College Point facility were sold for $2.0 million of cash, net of expenses, $4.6 million of notes, and other consideration including prepaid rent. The total consideration received approximated the carrying value of the assets.

The notes receivable of $3,975,000 at December 31, 1997, of which $975,000 is included in current assets are due in varying annual amounts through 2004 and bear interest at 7% commencing January 1, 1998 for $1,850,000 of the notes and January 1, 1999 for the balance of the notes. The notes receivable are secured by a mortgage on the related facility.

(8) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1997 and 1996:
      ===================================================================
                                                       1997         1996
                                                        (in thousands)
      -------------------------------------------------------------------
      Trade payables                                $  4,205     $  3,568
      Employee compensation and benefits               3,092        2,579
      Current portion of environmental obligation        571        1,254
      Other                                           13,905       14,116
      -------------------------------------------------------------------
                                                    $ 21,773     $ 21,517
      ===================================================================

(9) Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1997 and 1996 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par and at the option of the holder under certain circumstances involving a change in control of the Company. Commencing in 1996 and until retirement, the Company is required to make sinking fund payments of $1,750,000 per year. As of December 31, 1997, the Company had $2,183,000 of these debentures remaining in treasury which may be used to satisfy a portion of the sinking fund requirements. The carrying value of the debentures as of December 31, 1997 is $29,317,000. The Company estimates the fair value of the debentures as of December 31, 1997 to be approximately $25,000,000 based on trades during late 1997.

The Company has a $15.0 million line of credit agreement with a bank for both short-term borrowings and letters of credit. The agreement expires on June 30, 1998 and limits the cash portion of potential borrowings to $10.0 million. Borrowings under the agreement bear interest based on the bank's prime rate plus 0.5% and are secured by the Company's accounts receivable, inventory, machinery and equipment. A condition to this agreement is compliance with the Company's Employee Stock Ownership Trust guarantee agreement that is described in Note 10. There have been no direct borrowings under this agreement. Borrowings under this agreement would be senior to the debentures described above.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1997, 1996 and 1995, respectively, cash contributions of $942,000, $879,000 and $839,000 were made to the ESOP. As of December 31, 1997, there were 273,784 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 convertible preferred shares from the Company for approximately $19,185,000. The shares are being allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. The tax benefit that is attributable to unallocated shares is reflected as an increase to retained earnings. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($190 at December 31, 1997) divided by the current market price of each common share. As of December 31, 1997, 53,488 shares have been allocated, 36,284 shares remained unallocated and 24,929 shares have been converted into 689,300 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1997, 1996 and 1995, respectively, the Company's cash contributions and preferred dividends were used to repay principal of $1,308,000, $1,211,000 and $1,120,000 and pay interest of $780,000, $865,000 and $982,000. Both the Company and the lender have the option to cancel or refinance the borrowing on or after April 1, 2000. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at

$213.71 per share upon the occurrence of certain prepayment events.

In addition to these prepayment events, there are certain covenants placed on the Company that require that several predetermined ratios be maintained. At December 31, 1997, the Company was in compliance with such covenants. In addition, payments of common stock dividends in 1998 and beyond will be limited to each year's net income in excess of net income for that year required for the Company to be in compliance with its net worth debt covenant (approximately $3.7 million of net income in 1998) up to $0.28 per common share. This obligation is secured with the Company's accounts receivable, inventory, machinery and equipment. The fair value of the ESOT obligation approximates book value since the interest rate is prime-based and accordingly is adjusted for market rate fluctuations.

The ESOT's borrowing guaranteed by the Company is reflected as a liability on the balance sheet with an equal amount as a reduction of shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note is repaid through 2003, the liability and the ESOT loan obligation will be reduced concurrently.

(11) Federal Income Taxes

The 1997, 1996 and 1995 provision for Federal income taxes for continuing operations was comprised of the following amounts:
                ===============================================
                                  1997        1996         1995
                                         (in thousands)
                -----------------------------------------------
                Federal
                Current        $   -        $   -        $   -
                Deferred           -            -            -
                -----------------------------------------------
                Total          $   -        $   -        $   -
                ===============================================


Included in the 1997 and 1996 current Federal provision are $238,000 and $858,000, respectively, of benefit for the utilization of net operating loss carryforwards.

State income taxes of $313,000, $257,000 and $295,000 in 1997, 1996 and 1995,
respectively, are included in general and administrative expenses.

The effective Federal income tax rate differed from the statutory Federal income tax rate for the following reasons:
    =======================================================================
                                              Percent of Pretax Earnings
                                            1997         1996         1995
    -----------------------------------------------------------------------
    Tax at statutory rate                   34.0%        34.0%        34.0%
    Preferred stock dividends               (2.4)        (1.2)        (6.5)
    Decrease in valuation allowance        (28.3)       (29.4)       (26.3)
    Other, net                              (3.3)        (3.4)        (1.2)
    -----------------------------------------------------------------------
    Effective Federal income tax rate          -            -            -
    =======================================================================

The items that comprise the significant portions of deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:
    =======================================================================
                                                           December 31
              Deferred Tax Assets                       1997         1996
    -----------------------------------------------------------------------
    Postretirement obligation other than pensions   $   1,199    $   1,358
    U.S. net operating loss carryforwards               2,853        3,091
    Environmental obligation                              958        1,398
    R&D and alternative minimum
     tax credit carryforwards                           2,138        2,326
    Deferred compensation                               1,792        1,480
    Capital loss carryforwards                            976        1,207
    Discontinued operations                                 -        2,380
    Other                                               1,977          429
    -----------------------------------------------------------------------
    Total deferred tax assets                          11,893       13,669
    Less: Valuation allowance                          (3,477)      (5,328)
    -----------------------------------------------------------------------
                                                        8,416        8,341
    Deferred Tax Liabilities
    -----------------------------------------------------------------------
    Depreciation and amortization                       3,535        3,357
    Contract tax accounting                               897          839
    Prepaid pension asset                               1,796        1,393
    Other                                               2,188        2,752
    -----------------------------------------------------------------------
    Total deferred tax liabilities                      8,416        8,341
    -----------------------------------------------------------------------
    Net deferred tax asset (liability)              $       -    $       -
    =======================================================================


Deferred income tax assets as of December 31, 1997 include U.S. net operating loss carryforwards and capital loss carryforwards for income tax purposes of approximately $8,400,000 and $2,870,000, respectively, primarily expiring in 2009 and 2000, respectively, of which approximately $1,070,000 of the tax benefits will be allocated to retained earnings. R&D credits expire in the years 2008 and 2009. Realization of these assets is dependent on future taxable earnings and capital gains. A valuation allowance has been established at December 31, 1997 for the Company's net deferred tax asset since, based on the Company's recent cumulative losses, management cannot conclude that it is more likely than not that the deferred tax assets will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 shares of the Company's common stock. As of December 31, 1997, the Company had acquired approximately 3,957,000 shares in open market transactions at prevailing market prices. Approximately 1,903,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of shares to the EDO Corporation Employee Stock Ownership Plan; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1997 and 1996, the Company held 2,054,474 and 2,409,136 treasury shares, respectively, for future use.

At December 31, 1997, the Company had reserved, authorized and unissued common shares for the following purposes:
   =========================================================================
                                                                     Shares
   -------------------------------------------------------------------------
   Conversion of 7% Convertible Subordinated Debentures Due 2011   1,332,590
   Stock option and long-term incentive plans                      1,062,050
   Conversion of preferred shares                                    982,856
   -------------------------------------------------------------------------
                                                                   3,377,496
   =========================================================================

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
==============================================================================
                                                     1997      1996      1995
                                                          (in thousands)
------------------------------------------------------------------------------
Numerator:
Net earnings available for common shares           $ 5,900   $ 3,252   $ 1,421
Impact of assumed conversion of preferred shares        97         -         -
------------------------------------------------------------------------------
Numerator for diluted calculation                  $ 5,997   $ 3,252   $ 1,421
==============================================================================
Denominator:
Weighted average common shares outstanding           6,261     5,975     5,736
Dilutive effect of stock options                       151       111        32
Dilutive effect of conversion of preferred shares      983     1,054     1,233
------------------------------------------------------------------------------
Denominator for diluted calculation                  7,395     7,140     7,001
==============================================================================

The assumed conversion of the convertible debentures was anti-dilutive for all periods presented.

(14) Stock Plans

The Company has granted nonqualified stock options to officers, directors and other key employees, under a plan, approved by the shareholders in 1996, which replaced all previous stock option and long-term incentive plans, for the purchase of its common shares at the fair market value of the shares on the dates of grant. Options generally become exercisable on the third anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant.

Changes in options outstanding are as follows:

===============================================================================
                      1997                   1996                  1995
               Weighted   Shares      Weighted   Shares     Weighted   Shares
                Average   Subject      Average   Subject     Average   Subject
               Exercise     to        Exercise     to       Exercise     to
                 Price    Option        Price    Option       Price    Option
-------------------------------------------------------------------------------
Beginning
 of year        $ 6.57    737,313     $ 6.54    767,800      $ 7.09    790,238
Options
 granted          7.20    157,750       5.54     27,500        3.40     96,750
Options
 exercised        7.26   (175,313)      5.12    (27,662)          -          -
Options
 cancelled        6.39    (30,800)      6.30    (30,325)       7.67   (119,188)
-------------------------------------------------------------------------------
End of
 year           $ 6.55    688,950     $ 6.57    737,313      $ 6.54    767,800
-------------------------------------------------------------------------------
Exercisable
 at year end    $ 6.79    462,575               595,985                576,800
===============================================================================

The options outstanding as of December 31, 1997 are summarized in ranges as follows:

===============================================================================
   Range of         Weighted Average    Number of Options   Weighted Average -
Exercise Price      Exercise Price        Outstanding        Remaining Life
-------------------------------------------------------------------------------
 $3.07 -  5.99            3.72              198,750               7 years
 $6.00 -  8.99            7.46              461,200               5 years
 $9.00 - 11.56           11.37               29,000               2 years
-------------------------------------------------------------------------------
                                            688,950
===============================================================================


The plan, approved by the shareholders of the Company in 1996, also provides for restricted common share long-term incentive awards as defined under the plan. All shares authorized under the previous plans not yet awarded were canceled upon the approval of the 1996 plan. As of December 31, 1997, plan participants had been awarded 232,500 restricted common shares and 165,250 non qualified stock options. The 1996 plan will expire in 2005. The cost of the awards under the 1996 plan (and the previous plans which it replaced) is amortized over the five-year period the related services are provided. The amount charged to operations in 1997, 1996 and 1995 was $287,000, $148,000 and $0, respectively.

The per share weighted-average fair value of stock options granted was $2.77, $2.70 and $2.37 in 1997, 1996 and 1995, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield of 1.3%, risk free interest rate of 5.5%, expected stock volatility of 30%, and an expected option life of 7-1/2 years; 1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 40%, and an expected option life of 7-1/2 years; 1995 - expected dividend yield of 0%, risk free interest rate of 5%, expected stock volatility of 50%, and an expected option life of 7/1-2 years.

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options, which have exercise prices equal to or greater than the fair values of the stock on the dates of the grant. Had the Company determined compensation cost based on the fair values at the grant dates for its stock options under SFAS No. 123, the Company's earnings from continuing operations, and basic and diluted earnings from continuing operations per common share would have been reduced to the pro forma amounts indicated below:
         ============================================================
                                         1997        1996       1995
         ------------------------------------------------------------
                                           (in thousands, except
                                             per share amounts)
         ------------------------------------------------------------
         Earnings from
          continuing operations:
           As reported                $  7,027   $  13,068   $  4,125
           Pro forma                     6,879      13,007      4,079
         Basic earnings per share:
          As reported                 $   0.94   $   1.99    $   0.50
          Pro forma                       0.92       1.98        0.50
         Diluted earnings per share:
          As reported                 $   0.81   $   1.67    $   0.41
          Pro forma                       0.79       1.66        0.41
         ============================================================


Pro forma earnings from continuing operations reflect only options granted beginning in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma earnings from continuing operations amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 was not considered.

(15) Other Employee Benefit Plans

The Company maintains a noncontributory defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's highest five-year average base salary in the final ten years of employment. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

The net pension (income) expense for 1997, 1996 and 1995 was $(1,185,000), $(1,285,000), and $316,000, respectively. In addition, during 1995 the Company experienced a curtailment gain of $645,000 which reduced cost of sales in the Consolidated Statements of Earnings, as a result of its reduction in the number of employees. The expected long-term rate of return on plan assets was 9.0% in 1997, 1996 and 1995. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1997 and 1996 of 7.0% and 7.5%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of equity and fixed income securities, which are readily marketable.

A summary of the components of net periodic pension (income) expense follows:
     ====================================================================
                                        1997          1996         1995
                                                (in thousands)
     --------------------------------------------------------------------
     Service cost                   $   1,380     $   1,277    $   1,192
     Interest cost on projected
      benefit obligation                5,999         5,359        5,469
     Actual return on plan assets     (17,306)      (16,369)     (18,791)
     Net amortization and deferral      8,742         8,448       12,446
     --------------------------------------------------------------------
     Net pension (income) expense   $  (1,185)    $  (1,285)   $     316
     ====================================================================

The funded status of the plan as of December 31 was as follows:
  ============================================================================
                                                         1997          1996
                                                           (in thousands)
  ----------------------------------------------------------------------------
  Actuarial present value of benefit obligations:
  Accumulated benefit obligation, including
   vested benefits of $81,819 and $69,704 for
    1997 and 1996, respectively                       $ (83,114)    $ (71,404)
  ----------------------------------------------------------------------------
  Projected benefit obligation for service
   rendered to date                                   $ (88,654)    $ (76,290)
  Plan assets at fair value                             109,793        97,837
  ----------------------------------------------------------------------------
  Funded status of plan                                  21,139        21,547
  Unrecognized net gain from past experience
   different from that assumed and effects of
    changes in assumptions                              (16,985)      (18,777)
  Unrecognized prior service cost                         1,160         1,368
  Unrecognized net asset at December 31,
   being amortized over 15 years through 2001               (33)          (42)
  ----------------------------------------------------------------------------
  Prepaid pension cost (in other assets)              $    5,281    $    4,096
  ============================================================================


In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1997, 1996 and 1995, the net pension expense for this plan was approximately $125,900, $64,800, and $58,300, respectively.

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay a predetermined retirement benefit. In the event of preretirement death or disability, the plan provides for similar benefits. Total expenses under this plan in 1997, 1996 and 1995 were $600,000, $585,000 and $468,000, respectively.

(16) Postretirement Health Care and Life Insurance Benefits

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

Cash outlays relating to retiree health care and life insurance benefits amounted to $740,000, $631,000 and $1,131,000 for 1997, 1996 and 1995,
respectively.

Postretirement health care and life insurance expense (income) included the following components:
     =====================================================================
                                               1997      1996       1995
                                                    (in thousands)
     ---------------------------------------------------------------------
     Service cost                             $   36    $   42     $   53
     Interest cost                               250       320        694
     Amortization of prior service cost            -      (796)      (662)
     Amortization of net unrecognized gain       (15)      (36)       (71)
     ---------------------------------------------------------------------
     Total postretirement health care and
      life insurance expense (income)         $  271    $ (470)    $   14
     =====================================================================


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

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:
===============================================================================
                                                               1997       1996
                                                                (in thousands)
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                     $ 2,326    $ 2,367
Eligible active employees                                        631        571
Other ineligible active employees                                617        583
-------------------------------------------------------------------------------
Unfunded accumulated postretirement benefit obligation       $ 3,574    $ 3,521
Unrecognized net (loss) gain                                     (48)       474
-------------------------------------------------------------------------------
Accrued postretirement benefit cost                          $ 3,526    $ 3,995
===============================================================================

Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.0% and 7.5% at December 31, 1997 and 1996, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

(17) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $10,844,000 at December 31, 1997, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1997, the Company and its subsidiaries were obligated under building and equipment leases expiring between 1998 and 2012. Rental expense under such leases for the years ended December 31, 1997, 1996 and 1995 amounted to $3,555,000, $3,490,000 and $2,450,000, respectively. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows:

         1998 - $ 3,130,000
         1999 - $ 3,070,000
         2000 - $ 3,050,000
         2001 - $ 3,060,000
         2002 - $ 2,740,000
   Thereafter - $11,500,000

(18) Legal Matters

The Company and three other companies have entered into a consent decree with the Federal government for the remediation of a Superfund site. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with this matter are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 1997 the discounted liability over the remainder of the twenty-eight years related to this matter is approximately $3.5 million of which approximately $0.6 million has been classified as current and is included in accounts payable and accrued liabilities. Approximately $1.2 million of the $3.5 million liability will be incurred over the next five years. Management believes it is covered by liability insurance for all of the unreimbursed costs it incurs. During 1997, the Company settled with one of its insurance carriers for $2,900,000, which was recorded as litigation settlement income in 1997 and was collected in January 1998. The Company is in the process of seeking collection from another insurance carrier.

The Company is also involved in other environmental cleanup efforts, none of which, management believes, is likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

KPMG PEAT MARWICK LLP
INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          KPMG Peat Marwick LLP
Jericho, New York
February 13, 1998

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1997 and 1996 (in thousands, except per share amounts).

==============================================================================
                First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                 1997    1996    1997    1996    1997    1996    1997    1996
------------------------------------------------------------------------------
Net sales      $23,704 $23,669 $23,193 $24,771 $23,246 $23,107 $24,219 $23,039
Gross profitb    5,476   5,022   5,440   5,891   5,528   4,711   1,858c  6,399
Earnings
  (loss):
 Continuing
  operations     1,561   1,480   1,703   1,534   1,878   8,754a  1,885   1,300
 Discontinued
  operations         -    (527)      -    (491)      -  (7,619)      -       -
------------------------------------------------------------------------------
 Total           1,561     953   1,703   1,043   1,878   1,135   1,885   1,300
Earnings
  (loss)
  per share:
 Basic
  Continuing
   operations     0.21    0.20    0.23    0.21    0.25    1.40    0.25    0.17
  Discontinued
   operations        -   (0.09)      -   (0.08)      -   (1.26)      -       -
-------------------------------------------------------------------------------
  Total           0.21    0.11    0.23    0.13    0.25    0.14    0.25    0.17
 Diluted
  Continuing
   operations     0.18    0.17    0.20    0.18    0.22    1.18    0.22    0.14
  Discontinued
   operations        -   (0.08)      -   (0.07)      -   (1.06)      -       -
-------------------------------------------------------------------------------
  Total           0.18    0.09    0.20    0.11    0.22    0.12    0.22    0.14
Preferred
 dividends
 paid              290     303     281     293     281     293     275     290
===============================================================================
a The 1996 third quarter results from continuing operations include a $7,120 curtailment gain (or $1.19 per share) for the discontinuance of postretirement health care benefits for Medicare-eligible retirees.

b Gross profit represents net sales less cost of sales and Company-sponsored research and development.

c Includes a charge of approximately $2,000 for the consolidation and discontinuance of an Acoustic Products product line.

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

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(a) Indenture dated December 1, 1986 between Chase Manhattan Bank as successor in interest to Manufacturers Hanover Trust Company, as Trustee, and EDO Corporation. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

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

4(j) Amendment No. 10 to the Guarantee Agreement referred to in Exhibit 4(b) above, effective June 30, 1996. Incorporated by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(a)* EDO Corporation 1996 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

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