Form 10-Q
period 1998-03-28
EDO CORP
filed 1998-05-12
CIK 31617

                                                             Page 1 of 11 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                March 28, 1998
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

                                                          Yes   x    No
                                                             -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                               Outstanding at March 28, 1998
Common shares, par value $1 per share                        6,469,678

                                EDO CORPORATION
                                     INDEX
                                                         Page No.

Face Sheet                                                  1

Index                                                       2

Part I       Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets -
                March 28, 1998 and
                December 31, 1997                           3

            Consolidated Statements of
                Earnings - Three Months Ended
                March 28, 1998 and
                March 29, 1997                              4

            Consolidated Statements of Cash Flows -
                Three Months Ended
                March 28, 1998 and
                March 29, 1997                              5

            Other Financial Information                     6

   Item 2.   Management's Discussion and
                Analysis of Financial Condition
                and Results of Operations                  7-9

Part II  Other Information                                  10

Signature                                                   11

                        PART I - FINANCIAL INFORMATION

Item I.   Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
               (Dollars in thousands, except per share amounts)

Assets                                        March 28, 1998     Dec.  31, 1997
                                                (unaudited)
Current assets:
 Cash and cash equivalents                       $ 19,447            $ 20,351
 Marketable securities                             14,562              13,851
 Accounts receivable                               34,316              32,421
 Inventories                                        8,371               6,816
 Prepayments and other                              3,101               5,564
                                                 ---------           ---------
    Total current assets                           79,797              79,003

Property, plant and equipment, net                 12,996              12,865

Notes receivable                                    3,000               3,000

Cost in excess of fair value of net
 assets acquired, net                               6,698               6,792
Other assets                                        7,223               7,141
                                                 ---------           ---------
                                                 $109,714            $108,801
                                                 =========           =========

Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued
  liabilities                                    $ 22,586            $ 21,773
 Contract advances and deposits                    11,258              12,753
                                                 ---------           ---------
    Total current liabilities                      33,844              34,526

Long-term debt                                     29,317              29,317

ESOT loan obligation                               10,015              10,368

Postretirement benefits obligation                  3,526               3,526

Environmental obligation                            2,929               2,929

Shareholders' Equity:
 8% convertible preferred shares,
 par value $1 per share(liquidation
 preference $213.71 per share or $13,858
 in the aggregate in 1998)authorized
 500,000 shares (64,843 issued in both
 periods)                                              65                  65

Common shares, par value $1 per share,
   authorized 25,000,000 shares, (issued
   8,453,902 in both periods)                       8,454               8,454
Additional paid-in capital                         32,146              32,546
Retained earnings                                  29,107              27,641
                                                 ---------           ---------
                                                   69,772              68,706
Less: Treasury shares at cost
       1,984,224 shares in 1998 and
       2,054,474 shares in 1997                   (28,203)            (29,201)
    ESOT loan obligation                          (10,015)            (10,368)
    Deferred compensation under
      Long-Term Incentive Plan                     (1,471)             (1,002)
                                                 ---------           ---------
   Total shareholders' equity                      30,083              28,135
                                                 ---------           ---------

                                                 $109,714            $108,801
                                                 =========           =========

EDO Corporation and Subsidiaries
Consolidated Statements of Earnings
(in thousands except per share amounts)



                                         For the three months ended
                                        March 28, 1998 March 29, 1997
                                                  (unaudited)

Income
   Net sales                                     $ 23,301            $ 23,704
   Other                                               21                   8
                                                 ---------           ---------
                                                   23,322              23,712

Costs and expenses
   Cost of sales                                   17,056              17,915
   Selling, general and administrative              3,601               3,700
   Research and development                          722                  313

                                                 ---------           ---------
                                                   21,379              21,928

Operating earnings                                  1,943               1,784

Non-operating income (expense)
   Interest income                                    545                 325
   Interest expense                                  (558)               (543)
   Other, net                                         (25)                ( 5)
                                                 ---------           ---------
                                                     ( 38)               (223)
                                                 ---------           ---------

Earnings before Federal income taxes                1,905               1,561

Federal income tax expense                              -                   -
                                                 ---------           ---------

Net earnings                                        1,905               1,561

Dividends on preferred shares                         277                 290
                                                 ---------           ---------

Net earnings available for common shares          $ 1,628             $ 1,271
                                                 =========           =========

Earnings per common share:
   Basic                                          $  0.25             $  0.21
                                                 =========           =========
   Diluted                                        $  0.22             $  0.18
                                                 =========           =========

Average shares outstanding:
   Basic                                            6,448               6,131
                                                 =========           =========

   Diluted                                          7,623               7,363
                                                 =========           =========

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the three months ended
                                               March 28, 1998    March 29, 1997
                                                         (unaudited)

Operating activities:
  Net earnings                                    $ 1,905             $ 1,561

  Adjustments to net earnings to arrive at
   cash provided by operations:
    Depreciation and amortization                   1,124               1,660
    Common shares issued for employee
      benefits and directors' fees                    129                  71
    Changes in:
      Accounts receivable                          (1,895)                749
      Inventories                                  (1,555)                189
      Prepayments, other current assets
       and other assets                             2,336              (2,380)
      Accounts payable and accrued
        liabilities                                   813                (503)
      Contract advances and deposits               (1,495)              5,765
                                                 ---------           ---------

Cash provided by operations                         1,362               7,112


Investing activities:
  Purchase of property, plant and equipment        (1,116)             (1,377)
  Purchase of marketable securities                  (711)                 -
                                                 ---------           ---------

Cash used by investing activities                  (1,827)             (1,377)

Financing activities:
  Payments received on notes receivable                 -                  88
  Payment of common share cash dividends             (162)               (154)
  Payment of preferred share cash dividends          (277)               (290)

                                                 ---------           ---------
Cash used by financing activities                    (439)               (356)

Net increase (decrease) in cash and cash
equivalents                                          (904)              5,379

Cash and cash equivalents at beginning
of year                                            20,351              20,745
                                                 ---------           ---------

Cash and cash equivalents at end of period        $19,447             $26,124
                                                 =========           =========

Supplemental disclosures:
  Cash paid for: Interest                         $     0             $     0
                 Income taxes                         272                 226

                          Other Financial Information

Item 1.

Unaudited Financial Statements

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation (the "Company") for the fiscal year ended December 31, 1997, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 20, 1998.

The accompanying financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Backlog Data

The dollar amount of backlog of firm orders at March 28, 1998 was $98,818,000 compared to $113,320,000 at March 29, 1997.

Inventories

Inventories are summarized by major classification as follows:

                               Mar. 28, 1998      Dec. 31, 1997
                                         (in thousands)
  Raw material and supplies       $ 4,347            $ 3,471
  Work in process                   3,888              3,120
  Finished goods                      136                225
                                 ---------          ---------
                                  $ 8,371            $ 6,816

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           First Quarter
                                                          1998       1997
                                                          (in thousands)
  Numerator:
    Net earnings available for common shares, basic      $1,628     $1,271
    Impact of assumed conversion of preferredshares          25         28
                                                        -------    -------
    Numerator for diluted calculation                    $1,653     $1,299
                                                        =======    =======
  Denominator:
    Weighted average common shares outstanding, basic     6,448      6,131
    Dilutive effect of stock options                        192        119
    Dilutive effect of conversion of preferred shares       983      1,113
                                                        -------    -------
    Denominator for diluted calculation                   7,623      7,363
                                                        =======    =======

                                                                         Page 7
Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

First Three Months of 1998 compared with First Three Months of 1997

Net sales for the first three months of 1998 were $23.3 million compared with $23.7 million reported in the same period in 1997. Sales increases from mine countermeasures systems, command and control and sonar systems were offset by decreases in satellite system sales.

Earnings from operations in the first three months of 1998 were $1.9 million compared with $1.8 million in 1997. The increased operating earnings result from modest improvements in operating margins in substantially all of the Company's principal product lines, except for satellite systems.

Selling, general and administrative expenses in the first three months of 1998 were $3.6 million compared with $3.7 million in the first three months of 1997.

Company-sponsored research and development expenditures increased 131% to $0.7 million during the first three months of 1998 from the corresponding period in 1997. This increase is consistent with the Company's strategy of increased investment in product development that will contribute to future growth.

Non-operating expense, net, was $0.04 million in the first three months of 1998, compared with $0.2 million in the corresponding period of 1997. This reduction was due to increased interest income as a result of higher levels of average invested cash.

In the first three months of 1998 and 1997 the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards.

The Company reported net earnings available for common shares of $1.6 million in the first three months of 1998 compared with $1.3 million a year ago.

Basic net earnings per share were $0.25 in the first three months of 1998 compared with $0.21 in the corresponding period in 1997. Basic net earnings per share calculations are based on a weighted average of 6.4 million and 6.1 million common shares outstanding in the first three months of 1998 and 1997, respectively. Diluted earnings per share were $0.22 in the first three months of 1998 compared with $0.18 a year ago.

                                                                         Page 8
Financial Condition

The Company's cash, cash equivalents and marketable securities decreased by $0.2 million during the quarter to $34.0 million at March 28, 1998. The decrease results from cash flow from operations of $1.4 million offset by $1.1 million for purchases of capital equipment and $0.4 million for payment of common and preferred dividends.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until their retirement, the Company is making annual sinking fund payments of $1.8 million. As of March 28, 1998 the Company had $2.2 million of these debentures remaining in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at March 28, 1998 of $10.0 million at an interest rate of 82% of the prime lending rate. The ESOT obligation agreement can be canceled or refinanced by the Company or the lender on or after April 1, 2000. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions.

The Company recently announced that it is in final negotiations for a new $30 million secured multi-year revolving credit facility through Mellon Bank which will lead a syndicate of banks to provide the package. In addition to taking a portion of the revolving credit facility, Mellon Bank will also finance the remaining approximately $10.0 million balance of the Company's existing ESOT loan. This new credit facility will replace the Company's present $15.0 million secured line of credit which expires June 30, 1998.

Capital expenditures in the first three months of 1998 totaled $1.1 million compared with $1.4 million in the same period in 1997. The total expenditures for 1998 are not expected to be significantly different than the $4.1 million in 1997.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at March 28, 1998 stood at $98.8 million compared with $113.3 million a year ago and $111.6 million at December 31, 1997.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this Quarterly Report on Form 10-Q and in oral statements which may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

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

Dated: May 12, 1998