Form 10-Q
period 1998-06-27
EDO CORP
filed 1998-08-06
CIK 31617

                                                             Page 1 of 13 Pages

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                 June 27, 1998
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
                                                            Yes x     No
                                                               ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                                Outstanding at June 27, 1998
Common shares, par value $1 per share                        6,576,649

                                                                         Page 2
                                EDO CORPORATION
                                     INDEX
                                                                Page No.

       Face Sheet                                                  1

       Index                                                       2

       Part I       Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                       June 27, 1998 and
                       December 31, 1997                           3

                   Consolidated Statements of
                       Earnings - Three Months Ended
                       June 27, 1998 and
                       June 28, 1997                               4

                   Consolidated Statements of
                       Earnings - Six Months Ended
                       June 27, 1998 and
                       June 28, 1997                               5

                   Consolidated Statements of Cash Flows -
                       Six Months Ended
                       June 27, 1998 and
                       June 28, 1997                               6

                Notes to Consolidated Financial Statements        7-8

          Item 2.   Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations                  8-11

       Part II  Other Information                                  12

       Signature                                                   13

                        PART I - FINANCIAL INFORMATION

Item I.   Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   (in thousands, except per share amounts)

Assets                                          June 27, 1998     Dec. 31, 1997
                                                 (unaudited)
Current assets:
 Cash and cash equivalents                        $  23,576        $  20,351
 Marketable securities                                5,004           13,851
 Accounts receivable                                 37,161           32,421
 Inventories                                          9,471            6,816
 Prepayments and other                                2,476            5,564
                                                  ----------       ----------
    Total current assets                             77,688           79,003

Property, plant and equipment, net                   13,306           12,865

Notes receivable                                      3,000            3,000

Cost in excess of fair value of net
 assets acquired, net                                 6,608            6,792
Other assets                                          8,116            7,141
                                                  ----------       ----------
                                                  $ 108,718        $ 108,801
                                                  ==========       ==========
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued
  liabilities                                     $  20,383        $  21,773
 Contract advances and deposits                      10,292           12,753
                                                  ----------       ----------
    Total current liabilities                        30,675           34,526

Long-term debt                                       29,317           29,317

ESOT loan obligation                                  9,662           10,368

Postretirement benefits obligation                    3,526            3,526

Environmental obligation                              2,929            2,929

Shareholders' Equity:
 8% convertible preferred shares,
 par value $1 per share(liquidation
 preference $213.71 per share or $13,159
 in the aggregate in 1998)authorized
 500,000 shares, 61,573 issued(64,843 in
 1997)                                                   62               65

Common shares, par value $1 per share,
   authorized 25,000,000 shares, (issued
   8,453,902 in both periods)                         8,454            8,454
Additional paid-in capital                           30,900           32,546
Retained earnings                                    30,925           27,641
                                                  ----------       ----------
                                                     70,341           68,706
Less: Treasury shares at cost
       1,877,253 shares in 1998 and
       2,054,474 shares in 1997                     (26,700)         (29,201)
    ESOT loan obligation                             (9,662)         (10,368)
    Deferred compensation under
      Long-Term Incentive Plan                       (1,370)          (1,002)
                                                  ----------       ----------
   Total shareholders' equity                        32,609           28,135
                                                  ----------       ----------

                                                  $ 108,718        $ 108,801
                                                  ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)

                                                  For the three months ended
                                                June 27, 1998    June 28, 1997
                                                            (unaudited)

Income
   Net sales                                      $  23,397        $  23,193
   Other                                                  7               45
                                                  ----------       ----------
                                                     23,404           23,238

Costs and expenses
   Cost of sales                                     16,608           17,264
   Selling, general and administrative                3,603            3,650
   Research and development                             824              489
                                                  ----------       ----------

                                                     21,035           21,403

Operating earnings                                    2,369            1,835

Non-operating income (expense)
   Interest income                                      482              436
   Interest expense                                    (548)            (543)
   Other, net                                           (25)            ( 25)
                                                  ----------       ----------
                                                       ( 91)            (132)
                                                  ----------       ----------

Earnings before Federal income taxes                  2,278            1,703

Federal income tax expense                                -                -
                                                  ----------       ----------

Net earnings                                          2,278            1,703

Dividends on preferred shares                           263              281
                                                  ----------       ----------

Net earnings available for common shares            $ 2,015          $ 1,422
                                                  ==========       ==========

Earnings per common share:
   Basic                                            $  0.31          $  0.23
                                                  ==========       ==========
   Diluted                                          $  0.27          $  0.20
                                                  ==========       ==========

Average shares outstanding:
   Basic                                              6,527            6,187
                                                  ==========       ==========

   Diluted                                            7,644            7,214
                                                  ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                    (in thousands except per share amounts)

                                                   For the six months ended
                                                June 27, 1998    June 28, 1997
                                                          (unaudited)

Income
   Net sales                                      $  46,698        $  46,897
   Other                                                 28               53
                                                  ----------       ----------
                                                     46,726           46,950

Costs and expenses
   Cost of sales                                     33,664           35,179
   Selling, general and administrative                7,204            7,350
   Research and development                           1,546              802
                                                  ----------       ----------

                                                     42,414           43,331

Operating earnings                                    4,312            3,619

Non-operating income (expense)
   Interest income                                    1,027              761
   Interest expense                                  (1,106)          (1,086)
   Other, net                                           (50)            ( 30)
                                                  ----------       ----------
                                                      ( 129)            (355)
                                                  ----------       ----------

Earnings before Federal income taxes                  4,183            3,264

Federal income tax expense                                -                -
                                                  ----------       ----------

Net earnings                                          4,183            3,264

Dividends on preferred shares                           540              571
                                                  ----------       ----------

Net earnings available for common shares          $   3,643        $   2,693
                                                  ==========       ==========

Earnings per common share:
   Basic                                          $    0.56        $    0.44
                                                  ==========       ==========
   Diluted                                        $    0.49        $    0.38
                                                  ==========       ==========

Average shares outstanding:
   Basic                                              6,488            6,159
                                                  ==========       ==========

   Diluted                                            7,608            7,191
                                                  ==========       ==========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                   For the six months ended
                                                June 27, 1998    June 28, 1997
                                                          (unaudited)

Operating activities:
  Net earnings                                    $   4,183        $   3,264

  Adjustments to net earnings to arrive at
   cash (used) provided by operations:
    Depreciation and amortization                     2,135            3,149
    Common shares issued for employee
      benefits and directors' fees                      487              826
    Changes in:
      Accounts receivable                            (4,740)            (121)
      Inventories                                    (2,655)             774
      Prepayments, other current assets
       and other assets                               1,808           (2,219)
      Accounts payable and accrued
        liabilities                                  (1,390)             696
      Contract advances and deposits                 (2,461)           8,427
                                                  ----------       ----------

Cash (used) provided by operations                   (2,633)          14,796


Investing activities:
  Purchase of property, plant and equipment          (2,312)          (2,400)
  Sale of marketable securities                       8,847               -
                                                  ----------       ----------

Cash provided (used) investing activities             6,535           (2,400)

Financing activities:
  Payments received on notes receivable                 222              161
  Payment of common share cash dividends               (359)            (309)
  Payment of preferred share cash dividends            (540)            (571)
                                                  ----------       ----------

Cash used by financing activities                      (677)            (719)

Net increase in cash and cash equivalents             3,225           11,677

Cash and cash equivalents at beginning
of year                                              20,351           20,745

Cash and cash equivalents at end of period        $  23,576        $  32,422
                                                  ==========       ==========

Supplemental disclosures:
  Cash paid for: Interest                         $   1,057        $   1,026
                 Income taxes                         1,278              767
                 (Federal, state and local)

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

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

Backlog Data

The dollar amount of backlog of firm orders at June 27, 1998 was $139,018,000 compared to $124,797,000 at June 28, 1997.

Inventories

Inventories are summarized by major classification as follows:

                                     June 27, 1998      Dec. 31, 1997
                                               (in thousands)

        Raw material and supplies        $ 4,192           $ 3,471
        Work in process                    5,154             3,120
        Finished goods                       125               225
                                         -------           -------
                                         $ 9,471           $ 6,816
                                         =======           =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended      Six Months Ended
                                      6/27/98    6/28/97     6/27/98   6/28/97
Numerator:
 Net earnings available
  for common shares, basic             $2,015     $1,422      $3,643    $2,693
 Impact of assumed conversion
  of preferred shares                      28         23          51        51
                                       ------     ------      ------    ------
 Numerator for diluted
  calculation                          $2,043     $1,445      $3,694    $2,744
                                       ======     ======      ======    ======
Denominator:
 Weighted average common
  shares outstanding, basic             6,527      6,187       6,488     6,159
 Dilutive effect of stock
  options                                 187        108         190       113
 Dilutive effect of conversion
  of preferred shares                     930        919         930       919
                                       ------     ------      ------    ------
 Denominator for diluted
  calculation                           7,644      7,214       7,608     7,191
                                       ======     ======      ======    ======

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

First Six Months of 1998 compared with First Six Months of 1997

Net sales for the first six months of 1998 were $46.7 million compared with $46.9 million reported in the same period in 1997. Sales increases from mine countermeasures systems, command and control and sonar systems were offset primarily by decreased satellite system sales as a result of delays in expected orders.

Earnings from operations in the first six months of 1998 were $4.3 million compared with $3.6 million in the same period in 1997. The 1998 earnings included approximately $0.4 million representing an increase in pension income over that of the prior year related to the over-funding of the Company's pension plan. The balance of the increased operating earnings resulted from modest improvements in operating margins in substantially all of the Company's principal product lines, except for satellite systems where decreased sales continue to adversely affect operating results. Such improvements were further offset by increased research and development expenditures.

Selling, general and administrative expenses in the first six months of 1998 were comparable to the first six months of 1997.

Company-sponsored research and development expenditures increased 93% to $1.5 million during the first six months of 1998 from the corresponding period in 1997. This increase is consistent with the Company's strategy of increased investment in product development.

Non-operating expense, net, was $0.1 million in the first six months of 1998, compared with $0.3 million in the corresponding period of 1997. This reduction was due to increased interest income as a result of higher levels of average invested cash.

In the first six months of 1998 and 1997 the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards.

The Company reported net earnings available for common shares of $3.6 million in the first six months of 1998 compared with $2.7 million a year ago. Basic net earnings per share were $0.56 in the first six months of 1998 compared with $0.44 in the corresponding period in 1997. Basic net earnings per share calculations are based on a weighted average of 6.5 million and 6.2 million common shares outstanding in the first six months of 1998 and 1997, respectively. Diluted earnings per share were $0.49 in the first six months of 1998 compared with $0.38 a year ago.

Financial Condition

The Company's cash, cash equivalents and marketable securities decreased by $5.6 million from December 31, 1997 to $28.6 million at June 27, 1998. The decrease resulted from cash used by operations of $2.6 million, $2.3 million for purchases of capital equipment and $0.9 million for payment of common and preferred dividends, offset by a $0.2 million payment received on notes receivable.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million which are due each December 15th. As of June 27, 1998 the Company had $2.2 million of these debentures remaining in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at June 27, 1998 of $9.7 million at an interest rate of 82% of the prime lending rate. The ESOT obligation agreement can be canceled or refinanced by the Company or the lender on or after April 1, 2000. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions.

The Company is in negotiations for a new $30 million secured multi-year revolving credit facility through Mellon Bank which will lead a syndicate of banks to provide the package. In addition to taking a portion of the revolving credit facility, Mellon Bank will also finance the remaining $9.7 million balance of the Company's existing ESOT loan. This new credit facility will replace the Company's present $15.0 million secured line of credit which currently expires on August 31, 1998.

Capital expenditures in the first six months of 1998 totaled $2.3 million compared with $2.4 million in the same period in 1997. The total expenditures for 1998 are not expected to be significantly different than the $4.1 million in 1997.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at June 27, 1998 stood at $139.0 million compared with $124.8 million a year ago and $111.6 million at December 31, 1997.

On July 31, 1998, the Company closed on its acquisition of the assets of the Technology Services Group of Global Associates, Ltd., in Falls Church, VA. The Company paid cash of approximately $4.8 million, which is subject to post-closing adjustment. The acquired business will operate as EDO Technology Services and Analysis and will be part of the Company's Combat Systems business, providing operations and systems analysis to the Department of Defense and other governmental agencies.

New Accounting Standard

Statement of Financial Accounting Standards No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company, which will adopt this Statement effective January 1, 1998, as required, is evaluating the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures.


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

PART II - OTHER INFORMATION

Item 5. Submissions of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 28, 1998, the following actions were taken:

  a. Messrs. Mellon C. Baird, George M. Ball, and Joseph F. Engelberger were elected as directors, each receiving 6,293,949 votes.

  b. The appointment of KPMG Peat Marwick LLP as independent auditors for the Company for the year 1998 was ratified: there were 6,636,391 votes cast in favor, 73,939 votes cast against, and 74,043 abstentions.

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

Dated:  August 6, 1998