Form 10-Q
period 1998-09-26
EDO CORP
filed 1998-11-10
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                       September 26, 1998
Commission File Number                                              1-3985

                                EDO CORPORATION
            (Exact name of registrant as specified in its charter)

      New York                                            No. 11-0707740
(State or other jurisdiction                            (I.R.S. Employee
of incorporation or organization)                       Identification No.)


60 East 42nd Street, Suite 5010, New York, NY            10165
  (Address of principal executive offices)              (Zip Code)

Telephone Number                                        (212) 716-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at Sept. 26, 1998
-------------------------------------          ----------------------------
Common shares, par value $1 per share                   6,617,368

                                EDO CORPORATION

                                     INDEX

                                                               Page No.

Face Sheet                                                         1

Index                                                              2

Part I           Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                     September 26, 1998 and
                     December 31, 1997                             3

                 Consolidated Statements of Earnings -
                     Three Months Ended
                     September 26, 1998 and
                     September 27, 1997                            4

                 Consolidated Statements of Earnings -
                     Nine Months Ended
                     September 26, 1998 and
                     September 27, 1997                            5

                 Consolidated Statements of Cash Flows -
                     Nine Months Ended
                     September 26, 1998 and
                     September 27, 1997                            6

                 Notes to Consolidated Financial Statements       7-8

  Item 2.        Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                        8-12

Part II          Other Information                                 13

Signature                                                          14

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
                   (in thousands, except per share amounts)

Assets                                         Sept. 26, 1998   Dec. 31, 1997
                                                (unaudited)
Current assets:
  Cash and cash equivalents                      $  24,988        $  20,351
  Marketable securities                              9,518           13,851
  Accounts receivable                               35,070           32,421
  Inventories                                       10,190            6,816
  Prepayments and other                              4,119            5,564
                                                 ---------        ---------
     Total current assets                           83,885           79,003
Property, plant and equipment, net                  13,320           12,865
Notes receivable                                     2,475            3,000
Cost in excess of fair value of net
  assets acquired, net                               8,904            6,792
Other assets                                         9,807            7,141
                                                 ---------        ---------
                                                 $ 118,391        $ 108,801
                                                 =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities      $  21,653         $  21,773
  Contract advances and deposits                   16,685            12,753
                                                ---------        ----------
     Total current liabilities                     38,338            34,526
Long-term debt                                     29,317            29,317
ESOT loan obligation                                9,309            10,368
Postretirement benefit obligation                   3,526             3,526
Environmental obligation                            2,929             2,929

Shareholders' Equity:
8% convertible preferred shares,
 par value $1 per share (liquidation
 preference $213.71 per share or $13,007
 in the aggregate in 1998) authorized
 500,000 shares (60,861 issued in 1998 and
 64,843 in 1997)                                       61                65
Common shares, par value $1 per share,
 authorized 25,000,000 shares, (issued
 8,453,902 in both periods)                         8,454             8,454
Additional paid-in capital                         30,287            32,546
Retained earnings                                  32,735            27,641
                                                ---------         ---------
                                                   71,537            68,706
Less: Treasury shares at cost
       (1,836,534 shares in 1998 and
        2,054,474 shares in 1997)                 (25,986)          (29,201)
      ESOT loan obligation                        ( 9,309)          (10,368)
      Deferred compensation under
        Long-Term Incentive Plan                  ( 1,270)          ( 1,002)
                                                ---------         ---------
      Total shareholders' equity                   34,972            28,135
                                                ---------         ---------
                                                 $118,391          $108,801
                                                =========         =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)


                                              For the three months ended
                                             Sept. 26, 1998   Sept. 27, 1997
                                                      (unaudited)


Net sales                                      $ 23,171         $ 23,276

Costs and expenses
  Cost of sales                                  16,508           17,073
  Selling, general and administrative             3,540            3,642
  Research and development                          692              645
                                               --------         --------
                                                 20,740           21,360

Operating earnings                                2,431            1,916

Non-operating income (expense)
  Interest income                                   435              535
  Interest expense                                 (569)            (553)
  Other, net                                       ( 25)            ( 20)
                                               ---------        ---------
                                                   (159)            ( 38)
                                               ---------        ---------
Earnings before Federal income taxes              2,272            1,878

Federal income tax expense                            -                -
                                               ---------        ---------
Net earnings                                      2,272            1,878

Dividends on preferred shares                       264              281
                                               ---------        ---------
Net earnings available for common shares       $  2,008         $  1,597
                                               =========        =========
Earnings per common share:
  Basic                                        $   0.30         $   0.25
                                               =========        =========
  Diluted                                      $   0.26         $   0.22
                                               =========        =========
Average shares outstanding:
  Basic                                           6,590            6,327
                                               =========        =========
  Diluted                                         7,833            7,342
                                               =========        =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                               For the nine months ended
                                             Sept. 26, 1998   Sept. 27, 1997
                                                      (unaudited)

Net sales                                      $  69,897      $  70,226

Costs and expenses
  Cost of sales                                   50,172         52,252
  Selling, general and administrative             10,744         10,992
  Research and development                         2,238          1,447
                                               ---------      ---------
                                                  63,154         64,691
Operating earnings                                 6,743          5,535

Non-operating income (expense)
  Interest income                                  1,462          1,296
  Interest expense                                (1,675)        (1,639)
  Other, net                                        ( 75)        (   50)
                                               ----------     ----------
                                                   ( 288)          (393)
                                               ----------     ----------

Earnings before Federal income taxes               6,455          5,142

Federal income tax expense                             -              -
                                               ----------     ----------

Net earnings                                       6,455          5,142

Dividends on preferred shares                        804            852
                                               ----------     ----------
Net earnings available for common shares       $   5,651      $   4,290
                                               ==========     ==========
Earnings per common share:
   Basic                                       $    0.87      $    0.69
                                               ==========     ==========

   Diluted                                     $    0.74      $    0.60
                                               ==========     ==========
Average shares outstanding:
   Basic                                           6,523          6,216
                                               ==========     ==========

   Diluted                                         7,701          7,308
                                               ==========     ==========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                               For the nine months ended
                                             Sept. 26, 1998  Sept. 27, 1997
                                                     (unaudited)

 Operating activities:
  Net earnings                                 $ 6,455        $ 5,142
  Adjustments to net earnings to arrive at
   cash provided by operations:
    Depreciation and amortization                3,256          4,463
    Common shares issued for employee
      benefits and directors' fees                 346            248
    Changes in, excluding effects of
     acquisition:
     Accounts receivable                          (908)        (1,860)
     Inventories                                (3,374)           166
     Prepayments, other current assets
      and other                                 (1,278)        (2,078)
     Accounts payable and accrued liabilities     (476)         2,534
     Contract advances and deposits              3,932          5,911
                                               --------       --------
Cash provided by operating activities            7,953         14,526

Investing activities:
  Purchase of property, plant and equipment     (2,768)        (3,001)
  Acquisition of assets of TSA                  (4,308)            -
  Sale of marketable securities                  4,333             -
                                               --------       --------
Cash used by investing activities               (2,743)        (3,001)

Financing activities:
  Proceeds from exercise of options                338          1,273
  Payments received on notes receivable            450            238
  Payment of common share cash dividends          (557)          (467)
  Payment of preferred share cash dividends       (804)          (852)
                                               --------       --------
Cash (used) provided by financing activities      (573)           192

Net increase in cash and cash equivalents        4,637         11,717

Cash and cash equivalents at beginning
of year                                         20,351         20,745
                                               --------       --------
Cash and cash equivalents at end of period     $24,988        $32,462
                                               ========       ========



Supplemental disclosures:
  Cash paid for: Interest                      $ 1,087        $ 1,026
                 Income taxes
                 (Federal, state and local)      1,281            777

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

Unaudited Consolidated Financial Statements

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation (the "Company") for the fiscal year ended December 31, 1997, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 20, 1998.

The accompanying consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Backlog Data

The dollar amount of backlog of firm orders at September 26, 1998 was $143,902,000 compared to $111,954,000 at September 27, 1997.

Inventories

Inventories are summarized by major classification as follows:

                                      Sept. 26, 1998     Dec. 31, 1997
                                              (in thousands)

  Raw material and supplies             $  5,008             $ 3,471
  Work in process                          5,062               3,120
  Finished goods                             120                 225
                                         -------             -------
                                        $ 10,190             $ 6,816
                                         =======             =======

Acquisition of TSA

On July 31, 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd., in Falls Church, VA., now operating as EDO Technology Services and Analysis (TSA), which provides operations and systems analysis to the Department of Defense and other governmental agencies. The purchase price, including transaction costs, of approximately $4.3 million was allocated to assets and liabilities based on their fair values, consisting primarily of accounts receivable ($1.7 million), property, plant, and equipment ($0.5 million), and liabilities ($0.3 million). Goodwill of approximately $2.4 million was recorded and is being amortized on a straight-line basis over fifteen years. The acquisition was accounted for as a purchase. The operating results for TSA are included in the consolidated statements of earnings from the purchase date and did not have a material impact on the Company's operating results.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                    Three Months Ended    Nine Months Ended
                                    9/26/98    9/27/97    9/26/98  9/27/97

Numerator:
 Net earnings available
  for common shares, basic         $ 2,008     $ 1,597     $ 5,651  $ 4,290
 Impact of assumed conversion
  of preferred shares                   32          21          85       72
                                   -------     -------     -------  -------
Numerator for diluted
  calculation                      $ 2,040     $ 1,618     $ 5,736  $ 4,362
                                   =======     =======     =======  =======
Denominator:
 Weighted average common
  shares outstanding, basic          6,590       6,327       6,523    6,216
 Dilutive effect of stock
   options                             163         177         181      135
 Dilutive effect of conversion
   of preferred shares               1,080         838         997      957
                                   -------     -------     -------  -------

Denominator for diluted
  calculation                        7,833       7,342       7,701    7,308
                                   =======     =======     =======  =======



Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

First Nine Months of 1998 compared with First Nine Months of 1997

Net sales for the first nine months of 1998 were $69.9 million compared with $70.2 million reported in the same period in 1997. Sales increases were recorded in mine countermeasures systems, command and control, sonar systems and two months of sales of technical services performed by newly acquired TSA. These increases were offset primarily by decreased satellite system sales as a result of continued delays in the receipt of orders.

Earnings from operations in the first nine months of 1998 were $6.7 million compared with $5.5 million in the same period in 1997. The 1998 earnings included approximately $0.8 million representing an increase in pension income over that of the prior period related to the over-funding of the Company's pension plan. The balance of the increased operating earnings resulted from modest improvements in operating margins in substantially all of the Company's principal product lines, a favorable mix of higher margin programs and also include earnings of TSA for two months. These increased operating earnings were net of a reduction in satellite systems and an increase in research and development expenditures over the prior period, as discussed below. The Company is exploring strategic alternatives relative to its satellite systems business.

  Selling, general and administrative expenses in the first nine months of 1998 were comparable to the first nine months of 1997.

  Company-sponsored research and development expenditures increased 55% to $2.2 million during the first nine months of 1998 from the corresponding period in 1997. This increase is consistent with the Company's strategy of increased investment in product development.

  Non-operating expense, net, was $0.3 million in the first nine months of 1998, compared with $0.4 million in the corresponding period of 1997. This reduction was due to increased interest income as a result of higher levels of average invested cash.

  In the first nine months of 1998 and 1997 the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards. Beginning in the fourth quarter of 1998 a portion of the benefit relating to the utilization of tax loss carryforwards may be recorded as a credit to retained earnings. As such, a tax provision may be recorded in the fourth quarter.

Financial Condition

The Company's cash, cash equivalents and marketable securities increased by $0.3 million from December 31, 1997 to $34.5 million at September 26, 1998. Cash provided by operations of $8.0 million, proceeds from the exercise of options of $0.3 million and $0.5 million in payments received on notes receivable were offset by the outlay of $4.3 million for the acquisition of the assets and assumption of liabilities of the Technology Services Group of Global Associates, Ltd., $2.8 million for purchases of capital equipment and $1.4 million for payment of common and preferred dividends.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million which are due each December 15th. As of September 26, 1998, the Company had $2.2 million of these debentures remaining in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at September 26, 1998 of $9.3 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions.

During the third quarter of 1998, the Company completed negotiations for a new $30 million secured multi-year revolving credit facility through a syndicate of banks led by Mellon Bank. In addition to taking a portion of the revolving credit facility, Mellon Bank is also assuming the remaining $9.3 million balance of the Company's existing ESOT loan. There are no outstanding balances under this new credit facility, which replaced the Company's $15.0 million secured line of credit.

Capital expenditures in the first nine months of 1998 totaled $2.8 million compared with $3.0 million in the same period in 1997. The total expenditures for 1998 are expected to be slightly less than the total $4.1 million in 1997.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at September 26, 1998 was $143.9 million compared with $112.0 million a year ago and $111.6 million at December 31, 1997.

New Accounting Standards

Statement of Financial Accounting Standards No. 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The Company, which will adopt this Statement in 1998, as required, is evaluating the impact that the adoption of this new accounting standard will have on its consolidated financial statement disclosures. This Statement is not required to be applied to interim financial statements in the in itial year of its adoption.

Statement of Financial Accounting Standards No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the implementation of this Statement will have a material impact on its financial position or results of operations.

Acquisition

On July 31, 1998, the Company closed on its purchase of the assets of the Technology Services Group of Global Associates, Ltd., in Falls Church, VA., for cash of approximately $4.3 million. The acquired business is operating as EDO Technology Services and Analysis (TSA), providing operations and systems analysis to the Department of Defense and other governmental agencies.

Year 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning. The Company has been addressing the Y2K issue for some time and has recently established a formal Y2K Program.

The Company has conducted several informal Y2K reviews over the last two years. Based on these reviews, the Company has noted that Y2K could result in failures or miscalculations in the computerized accounting programs provided by outside vendors and used at the Company. The applicable vendors have either assured the Company that their programs are already Y2K compliant or that modifications to their programs will be provided on a timely basis to address the Y2K issue. However, there can be no assurance that such vendors will be able to modify their programs.

The Company's Y2K Program addresses Y2K from four perspectives:

   a. the Company looks at the products and services it sells to determine whether Y2K will impact their performance;

   b. the Company looks at the materials, products and services it buys to determine whether such materials, products and services will be impacted by Y2K in such a way as to adversely impact the Company's products and services;

   c. the Company looks at its interface with its customers and suppliers to determine whether Y2K will adversely affect such interface; and

   d. the Company reviews its internal operations, including engineering, manufacturing and administration to determine whether Y2K will adversely affect each of these functions.

To accomplish the above goals, the Company's Y2K program has been established under the direction of its Vice President & General Counsel as Y2K Program Manager reporting to the Chairman of the Board and Chief Executive Officer and the Audit Committee of the Board of Directors. The Y2K "Team" consists of a Y2K coordinator from each operating location reporting to the Program Manager. The Team will meet formally in the upcoming months to review plans and to share results of each of the Team member's efforts.

Based upon the Company's findings to date, the Company does not believe that the costs associated with the Y2K issue will be material, but no assurances can be made as to customers and suppliers at this stage. The Company has not yet established contingency plans in anticipation of the potential failures of any of the necessary remedial actions, but will establish such plans in connection with the final testing and evaluation phase of the Y2K Program. The costs of the above Y2K program are being expensed as incurred and any necessary remedial costs will be likewise expensed.


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

Commercial satellite programs and equipments sales, follow-on procurement, contract continuance and future program awards are subject to:

   establishment and continuance of various consortiums for satellite constellation programs;
   delay in launch dates due to equipment, weather, or other factors beyond the control of the Company; and
  development of sufficient customer base to support a particular satellite constellation program.

Other commercial product sales are subject to:

   success of product development programs currently underway or planned; competitiveness of current and future product production costs and prices; and
   market and customer base development for new product programs.

Achievement of margins on sales, earnings and cash flow can be affected by unanticipated technical problems, government termination of contracts for convenience, decline in expected levels of revenues and underestimation of anticipated costs on specific programs.

The Company has no obligation to update any forward-looking statements.

                                                                     Page 13
PART II - OTHER INFORMATION

Item 5. Other Information

           None.

Item 6. (a) Exhibits

 4(a) - Loan Agreement, dated as of September 9, 1998, between Mellon Bank,
        NA., et al and EDO Corporation.

   27 - Financial Data Schedule

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                EDO Corporation
                                -----------------------------------------
                                (Registrant)




                            by: K. A. Paladino
                                -----------------------------------------
                                K. A. Paladino - Vice President Finance
                                and Treasurer
                               (Principal Financial Officer)

Date: November 10, 1998