Form 10-K405
period 1998-12-31
EDO CORP
filed 1999-03-17
CIK 31617

-------------------------------------------------------------------------------
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
    December 31, 1998                                             1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                        IRS Employer Identification No.:
      New York                                           11-0707740

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1999 ................................ $42,576,242

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1999 ................................. 6,642,268

                      Documents Incorporated by Reference

Portions of the Definitive Proxy Statement of the Registrant, dated March 17, 1999, are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                               Table of Contents

PART I...................................................................    1
ITEM 1.   BUSINESS.......................................................    1
DEFENSE & AEROSPACE SYSTEMS..............................................    1
Marine and Aircraft Systems..............................................    1
Aircraft Stores Suspension and Release Equipment.........................    1
Airborne Mine Countermeasures Systems....................................    1
Combat Systems...........................................................    2
Command, Control and Communications Systems..............................    2
Undersea Warfare Sonar...................................................    2
Technology Services and Analysis.........................................    2
Electro-Ceramic Products.................................................    2
Fiber Composite Products.................................................    2
SATELLITE PRODUCTS.......................................................    3
DISCONTINUED OPERATIONS..................................................    3
RESEARCH AND DEVELOPMENT.................................................    4
MARKETING AND INTERNATIONAL SALES........................................    4
BACKLOG..................................................................    5
GOVERNMENT CONTRACTS.....................................................    5
COMPETITION AND OTHER FACTORS............................................    5
EMPLOYEES................................................................    6
EXECUTIVE OFFICERS OF THE REGISTRANT.....................................    6
ITEM 2.   PROPERTIES.....................................................    6
ITEM 3.   LEGAL PROCEEDINGS..............................................    6
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    6
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS....................................    7
ITEM 6.   SELECTED FINANCIAL DATA........................................    7
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................    7
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......    7
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    7
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................    7
PART III.................................................................    7
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    7
ITEM 11.   EXECUTIVE COMPENSATION........................................    7
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT................................................    7
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    7
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.......................................    8
SIGNATURES...............................................................    9
SELECTED FINANCIAL DATA..................................................   10
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS................................................   11
BUSINESS.................................................................   11
RESULTS OF OPERATIONS - 1998 COMPARED TO 1997............................   11
FINANCIAL CONDITION......................................................   12
RESULTS OF OPERATIONS - 1997 COMPARED TO 1996............................   13
MARKET RISKS.............................................................   13
NEW ACCOUNTING STANDARD..................................................   13
YEAR 2000................................................................   14
COMMON SHARE PRICES......................................................   15
DIVIDENDS................................................................   15
"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.......................................................   15
CONSOLIDATED STATEMENTS OF EARNINGS......................................   16
CONSOLIDATED BALANCE SHEETS..............................................   17
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..........................   18
CONSOLIDATED STATEMENTS OF CASH FLOWS....................................   19
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................   20
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)..............................   32

                                    PART I

ITEM 1.   BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

The Company designs and manufactures advanced electronic, mechanical and electro-optical systems and engineered materials for domestic and international defense and industrial markets.

The Company organizes its business into two segments, which constitute its continuing operations: Defense and Aerospace Systems; and Satellite Products. A description of the principal products of the Company within the two segments is set forth below.

In 1996, the Company sold its general aviation floats business and announced the discontinuance of its energy-related businesses. See Note 4 on page 22 of this Report.

In 1997, the Company also discontinued certain of its former Acoustic Products product lines.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15, and Note 18 on page 30 of this Report for information regarding the cost of compliance with environmental regulations.

Certain business segment information on the Company's continuing operations is set forth in Note 19 on pages 30 and 31 of this report.

The following discussion relates to the Company's continuing operations.

DEFENSE & AEROSPACE SYSTEMS

The Company's Defense and Aerospace Systems segment, which accounted for 85%, 78% and 73% of consolidated net sales for 1998, 1997 and 1996, respectively, includes marine and aircraft systems, combat systems, electro-ceramic products and fiber composite products.

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

Aircraft Stores Suspension and Release Equipment

The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms (JRM) for the U.S. Navy F-14 aircraft. In 1998, the Company continued production of BRUs for the F-15E for an international customer under prior orders received and new orders received in 1998, and provided spare parts support for Tornado ERUs previously produced. In addition, the Company continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) launcher for the F-22 air superiority fighter. Customer-sponsored development for this missile launcher, which employs new internal carriage technology, is expected to continue throughout 1999. In addition, an order for long lead material for the first two production F-22 aircraft was received in 1998. In 1997, the Company received a subcontract from Boeing for development of new weapons carriage technology for application to the Joint Strike Fighter and future aircraft. This effort is expected to continue throughout 1999. Sales of aircraft stores suspension and release equipment represented 19% of consolidated net sales in 1998, 1997 and 1996.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter-towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy and upgraded in 1995. The first production contract for this upgrade was received at the end of 1995. An additional production contract was received in 1996. Production under these contracts is expected to continue throughout 1999. An additional production order for these upgrades was received in 1998. Production under this contract will also continue throughout 1999.

In 1994, the Company began work on a new U.S. Navy funded contract to develop a lightweight, self contained, helicopter-towed magnetic sweep for shallow water applications. This system underwent U.S. Navy testing and evaluation in 1996 and was used in fleet and NATO operations in 1997. In 1998, the Company received an additional contract for the development of an acoustic sweep for shallow water application. Work on this contract will continue through 1999. In addition, the Company continued to provide logistic support for MK 105 systems previously provided to both the U.S. Navy and an international customer.

For 1998, 1997 and 1996, respectively, sales of airborne mine countermeasures systems represented 14%, 12% and 7% of consolidated net sales.

Combat Systems

Combat systems include the design, development and manufacture of command, control and communications systems, undersea warfare systems and technology services and analysis related to such. In addition, the Company provides logistics support including spare and repair parts, training and technical services for such products.

Command, Control and Communications Systems

Command, control and communication systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 1998, work continued on NATO Ship-Shore-Ship Buffer (SSSB) systems deliverable to several international customers in 1998 and 1999. Additionally in 1998, a contract for a major integrated combat system was received from an international customer. Work on this contract is expected to continue through 2001.

Undersea Warfare Sonar

The Company has been a supplier of undersea warfare systems for more than forty years. In 1997, the Company completed and delivered a major signal processing subsystem of an upgrade to the U.S. Navy's AN/SQQ-89 undersea warfare system to Northrop-Grumman and Lockheed Martin. Additional funding was received in 1998 from Lockheed Martin for work on the AN/SQQ-89. Logistics, maintenance and training support was provided for EDO sonar systems installed in FF-1052 class ships in service for several international navies. Work continued in 1998 for an international customer on a major upgrade to the EDO Model 610E sonar system. Work under this contract is expected to continue through 2003. In 1997, the Company received an order for an additional Model 610E upgraded sonar system for a new class of ship for this same international customer.
Work on this contract continued throughout 1998 and will be completed in 1999.

Technology Services and Analysis

In July 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd. The business provides technical services to various agencies of the U.S. Department of Defense. Such services include management services, operations analysis including but not limited to wargaming, modeling and simulation, and systems analysis.

Electro-Ceramic Products

Piezoceramic elements convert acoustic energy to electrical energy and form the basis of many defense and commercial products ranging from military sonars to ink jet printers. The Company is one of North America's leading manufacturers of piezoceramic components for defense applications and also provides ceramics to several commercial markets.

The Company has automated and improved its production processes and is focusing its efforts on industrial markets in addition to maintaining its position as a leading supplier of ceramics for military applications. For 1998, 1997 and 1996, respectively, sales of piezoceramics represented 18%, 13% and 11% of consolidated net sales.

The Company also designs and produces military and commercial transducers which it provides for EDO acoustic systems as well as for the market.

The Company is developing products for the active vibration control marketplace. This initiative is intended to apply the Company's expertise in piezoceramic materials and transducers to reduce vibration emanating from industrial machinery. Specifically, the Company has developed a product for vibration reduction in cylindrical grinders. In addition, the Company is delivering products it designed and manufactured to reduce vibration in the manufacturing process for semiconductors.

In December 1998, the Company acquired substantially all of the assets of Zenix Products, Inc. which manufactures ferrite and dielectric ceramics for the wireless communications base station industry.

Fiber Composite Products

The Company's fiber composite products focus on the development, production and after-market support of its traditional composite water and waste tanks for the commercial aviation market. This concentrated technical and marketing effort has yielded long-term production contracts from Boeing. For 1998, 1997 and 1996, sales of fiber composite products represented 11%, 11% and 10% of consolidated net sales, respectively.

In December 1998, the Company acquired Specialty Plastics, Inc., a manufacturer of fiberglass piping principally for the deep water offshore oil industry.

SATELLITE PRODUCTS

The Satellite Products segment, which accounted for 15%, 22% and 24% of consolidated net sales for 1998, 1997 and 1996, respectively, includes electro-optic systems supplied to the satellite market.

Electro-optic systems include the design, development and manufacture of products and systems for satellites. The primary products include infrared earth sensors and sun sensors which are used to provide satellites with information relative to stabilization and orbit position. In 1998, the Company continued to provide earth sensor assemblies for Hughes' GEO and ICO satellites, to NASA for the Television and Infrared Observation Satellite (TIROS), for the Motorola Iridium communication satellite constellation and earth and sun sensor assemblies to DASA for the Loral Globalstar constellation. New orders were received in 1998 for earth sensor assemblies from TRW, Hughes and Lockheed Martin and for follow-on orders for additional sensors for Iridium. In addition, the Company continues to work on the Boeing Global Positioning System (GPS) IIF program.

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

Due to the historical and projected growth rates and financial returns of the energy-related businesses failing to meet the Company's strategic criteria, the Company decided in September 1996 to divest itself from these businesses. Accordingly, in 1996, the Company recorded a provision for loss of $7,000,000, consisting of $2,000,000 in operating losses for the phase out period, and $5,000,000 for reduction of asset values and provisions for estimated future disposal costs.

In 1997, the Company sold the net assets of its EDO-ANGI subsidiary. The EDO Energy operations were mostly discontinued in 1997 and ceased in 1998. In 1997, ECL made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada and subsequently liquidated its assets through the equivalent of Chapter 7 of the U.S. bankruptcy laws.

The Company believes that adequate provision for the ultimate loss on disposal of these businesses has been made in the Company's financial statements, which provision is described in Note 4 on page 22 of this Report.

RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at Company expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 110 employees in the fields of combat systems, acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop new products and to extend the capability of existing products and to assess their commercial potential.

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

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors. In 1998, customer-sponsored research and development expenditures in the aggregate were essentially at the same level as in 1997.

Principal current Company-funded research and development includes: image and signal processing and other improvements for combat systems, improvements to minesweeping technology, new techniques for aircraft weapons carriage, continued development of satellite-based sensors and the application of acoustic and ceramic technologies to vibration control.

The following table sets forth research and development expenditures for the periods presented.
          ===========================================================
                                         Year Ended December 31,
                                     1998          1997          1996
                                              (in thousands)
          -----------------------------------------------------------
          Customer-sponsored   $   22,400    $   23,000    $   17,800
          Company-funded            3,500         2,100         1,000
          Total                $   25,900    $   25,100    $   18,800
          ===========================================================

MARKETING AND INTERNATIONAL SALES

Sales of the Company's defense products to both the U.S. and foreign governments are usually made under negotiated long-term contracts or subcontracts covering one or more years of production. The Company believes that its long history of association with its military customers is an important factor in the Company's overall business, and that the experience gained through this history has enhanced the Company's ability to anticipate its customers' needs. The Company's approach to its defense business is to anticipate specific customer needs and to develop systems to meet those needs either at its own expense or pursuant to research and development contracts.

The Company sells defense products as a prime contractor and through subcontracts with other prime contractors. In addition to defense sales to the U.S. Department of Defense, the Company also sells defense equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

The Company's satellite products are generally sold directly to spacecraft manufacturers and integrators both domestically and abroad. Where sold internationally, the products are subject to U.S. Department of State export controls.

Commercial products are sold in industrial and commercial markets. In foreign markets, piezoelectric and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives.

It is generally the Company's policy to denominate all foreign contracts in U.S. dollars and seek not to incur significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts. Recently, however, the Company has not always been able to do so.

Refer to Note 19 on pages 30 and 31 of this Report for the amount of export sales for the last three fiscal years.

BACKLOG

A significant portion of the Company's sales are to prime contractors, the U.S. Department of Defense and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these contracts. As of December 31, 1998, the Company's total backlog was approximately $151.8 million, as compared with $111.6 million on December 31, 1997. Of the total backlog as of December 31, 1998, approximately 49% is scheduled for delivery in 1999.

GOVERNMENT CONTRACTS

Sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 47% of the Company's 1998 consolidated net sales compared with 41% in 1997 and 36% in 1996, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

The Company's defense business can be and has been significantly affected by changes in national defense policy and spending. The Company's U.S.
Government contracts and subcontracts and certain foreign government contracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and committed along with associated profit at the time of termination.

The Company's contracts with the Department of Defense consist of fixed-price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require the Company to perform specified work in return for reimbursement of costs (to the extent allowable under government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment is made in the Company's fee based on attainment of performance, scheduling, cost, quality or other goals. The distribution of the Company's government contracts among the categories of contracts referred to above varies from time to time, although in recent years only a small percentage of the Company's contracts have been on a cost-reimbursable or incentive basis.

COMPETITION AND OTHER FACTORS

Some of the Company's products are sold in markets containing a number of competitors substantially larger than the Company and with greater financial resources. Direct sales of military products to U.S. and foreign governments are based principally on product performance, cost and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.

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

It is difficult to state precisely the Company's market position in all of its product lines because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores release mechanisms for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasures systems, piezoelectric ceramics, and satellite attitude and position sensors.

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

EMPLOYEES

As of December 31, 1998, the Company employed 776 persons.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
==============================================================================
Name                Age     Position, Term of Office and Prior Positions
------------------------------------------------------------------------------

Frank A. Fariello    64     Chairman of the Board since 1997 and Chief
                            Executive Officer since 1994. He was President from 1993 to 1998. Director since 1982.

William J. Frost     57     Vice President-Administration since 1994,
                            Assistant Secretary since 1995.

Marvin D. Genzer     58     Vice President since 1990, General Counsel since
                            1988, and Secretary since 1995.

Ira Kaplan           63     President since 1998 and Chief Operating Officer
                            since 1997, prior to which he was Executive Vice
                            President since 1997. He was Corporate Vice
                            President since 1995, and Vice President and
                            General Manager of the Government Systems
                            Division since 1989.

Kenneth A. Paladino  41     Vice President-Finance and Treasurer since 1995,
                            prior to which he was Controller since 1989.
==============================================================================

Each executive officer is appointed by the Board of Directors (the "Board"), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2. PROPERTIES

All operating properties are leased facilities and the Company's facilities are adequate for present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 17 on page 29 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties. All locations are used for the Defense and Aerospace Systems segment, except the Shelton, CT facility, which is used for the Satellite Products segment.
==============================================================================
                                      Location          Approximate Floor Area
                                                              (in sq. ft.)
------------------------------------------------------------------------------
Marine and Aircraft Systems          North Amityville, NY        85,000
Combat Systems                       Chesapeake, VA              30,000
Barnes                               Shelton, CT                 72,000
Electro-Ceramic Products             Salt Lake City, UT         117,000
Fiber Science                        Salt Lake City, UT         105,000
Technology Services and Analysis     Falls Church, VA            29,000
Specialty Plastics                   Baton Rouge, LA             29,000
==============================================================================

ITEM 3. LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15, and in Note 18 on page 30 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" on page 15 and "Dividends" on page 15, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 18 and Note 9 on page 24 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 10 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG LLP and the unaudited "Quarterly Financial Information" are set forth on pages 16 through 32 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors is set forth under the headings "Election of Directors" and "The Board of Directors and Its Committees" on pages 1 through 3, and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the Company's Proxy Statement dated March 17, 1999, which is incorporated by reference.

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information regarding compensation of the Company's executive officers is set forth under the heading "Compensation of Executive Officers" on pages 5 through 9 of the Company's Proxy Statement dated March 17, 1999, which is incorporated by reference, except for such information required by Item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management is set forth under the headings "Securities Ownership of Directors and Executive Officers" on page 4 and "Principal Shareholders" on page 10 of the Company's Proxy Statement dated March 17, 1999, which is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, together with the report thereon of KPMG LLP, independent auditors, dated February 12, 1999, appear on pages 16 through 31 of this Report.

2. Financial Statement Schedules.

Schedules have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988 (incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998 (filed herewith).

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(a) Loan Agreement, dated as of September 9, 1998, between Mellon Bank, NA, et. al., and EDO Corporation. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

4(b) Amendment No. 1 to the Loan Agreement referred to in Exhibit 4(a) above, effective December 31, 1998.

4(c) Guarantee Agreement, dated as of July 22, 1988, restated as amended through Amendment No. 13, effective December 31, 1998, made by the Company in favor of Mellon Bank as successor in interest to Fleet Bank as successor in interest to NatWest Bank and Manufacturers Hanover Trust Company.

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

10(f) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.

10(g) EDO Corporation Compensation Plan for Directors (filed herewith).

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its chief financial and accounting officer, thereunto duly authorized.


                                                EDO CORPORATION (Registrant)
Dated: March 17, 1999                      By:  Kenneth A. Paladino
                                                -----------------------------
                                                Vice President-Finance

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 17, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title

Kenneth A. Paladino   Vice President-Finance
                        and Treasurer            __
Frank A. Fariello     Chairman of the Board,       |
                        Chief Executive Officer    |
                        and Director               |
William J. Frost      Vice President-              |
                        Administration             |
                        and Assistant Secretary    |
Marvin D. Genzer      Vice President, General      |
                        Counsel and Secretary      |- By: Kenneth A. Paladino
Ira Kaplan            President and                |     ---------------------
                        Chief Operating Officer    |        Attorney-in-Fact
Robert E. Allen       Director                     |
Robert Alvine         Director                     |
Mellon C. Baird       Director                     |
George M. Ball        Director                     |
Joseph F. Engelberger Director                     |
Robert M. Hanisee     Director                     |
Michael J. Hegarty    Director                     |
James M. Smith        Director                     |
George A. Strutz, Jr. Director                   __|

SELECTED FINANCIAL DATA
EDO CORPORATION AND SUBSIDIARIES
(Not Covered by Independent Auditors' Report)
===============================================================================
                              1998       1997       1996       1995       1994
                                  (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Summary of Operations
Net sales
 Defense and
 Aerospace Systems        $ 81,403     73,708     68,716     63,842     69,777
 Satellite Products         14,657     20,654     25,870     15,090     11,479
-------------------------------------------------------------------------------
 Total                      96,060     94,362     94,586     78,932     81,256
===============================================================================
Operating earnings (loss)
 Defense and
  Aerospace Systems         10,315      6,164      8,711      6,990     (1,879)
 Satellite Products         (3,056)    (1,528)    (1,931)    (1,625)   (12,704)
 Litigation settlement
  income                     2,200      2,900          -          -          -
 Write-off of
  anticipated
  environmental
  recovery                       -          -          -          -     (5,400)
 Restructuring charge            -          -          -          -     (1,127)
 Postretirement health
  care curtailment gain          -          -      7,120          -          -
-------------------------------------------------------------------------------
 Operating earnings (loss)   9,459      7,536     13,900      5,365    (21,110)
-------------------------------------------------------------------------------
Net interest expense          (428)      (459)      (766)    (1,199)    (2,160)
Other (expense)
 income, net                  (100)       (50)       (66)       (41)       335
-------------------------------------------------------------------------------
Earnings (loss) before
 Federal income taxes        8,931      7,027     13,068      4,125    (22,935)
Provision (benefit)
 for Federal income taxes      700          -          -          -     (3,800)
===============================================================================
Earnings (loss) from:
 Continuing operations       8,231      7,027     13,068      4,125    (19,135)
 Discontinued operations         -          -     (8,637)    (1,465)    (3,421)
===============================================================================
Net earnings (loss)          8,231      7,027      4,431      2,660    (22,556)
Dividends on preferred
 shares(a)                   1,063      1,127      1,179      1,239      1,333
-------------------------------------------------------------------------------
Net earnings (loss)
 available for
 common shares            $  7,168      5,900      3,252      1,421    (23,889)
===============================================================================
Per Common Share Data
 Basic net earnings
  (loss)
   Continuing
    operations            $   1.09       0.94       1.99       0.50      (3.69)
Discontinued
 operations               $      -          -      (1.45)     (0.25)     (0.61)
-------------------------------------------------------------------------------
 Total                    $   1.09       0.94       0.54       0.25      (4.30)
Diluted net
 earnings (loss)          $   0.94       0.81       0.46       0.20      (4.30)
Cash dividends per
 common share             $   0.115      0.10          -          -       0.14
Other Information
Working capital           $ 40,718     44,477     37,382     33,582     31,374
Depreciation and
 amortization of
  fixed assets            $  3,871      4,186      3,471      4,568      5,677
Plant and equipment
 expenditures             $  3,621      4,083      4,227      1,800      1,731
Total assets              $126,753    108,801     94,223     95,526     94,747
Long-term debt            $ 28,000     29,317     29,317     29,317     29,317
ESOT loan obligation      $  8,955     10,368     11,676     12,887     14,007
Shareholders' equity      $ 38,051     28,135     19,823     14,997     11,610
Backlog of
 unfilled orders          $151,800    111,557    102,981     85,558     70,682
===============================================================================
(a) ESOP Convertible Cumulative Preferred Shares, Series A (hereinafter referred to as "preferred shares")

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company conducts its business in two segments: Defense and Aerospace Systems; and Satellite Products. The Defense and Aerospace Systems segment represents 85% of the Company's sales and includes the military and advanced material products. The Satellite Products segment represents 15% of the Company's sales and includes satellite and other space products.

RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

Net sales for 1998 were $96.1 million compared to net sales of $94.4 million in 1997, an increase of 2%. Sales in the Defense and Aerospace Systems segment increased 10% to $81.4 million as a result of increased sales of mine countermeasures, command and control and sonar systems and five months of sales of the newly acquired technical services business. These increases and additional sales were partially offset by lower sales in the Satellite Products segment, which decreased from $20.7 million to $14.7 million primarily due to delays in the receipt of orders. These orders have subsequently been received and are included in the 1998 year-end backlog.

Total operating earnings for 1998 increased to $9.5 million, an increase of $2.0 million or 27% over the $7.5 million recorded in 1997. This increase resulted from a favorable mix of higher margin programs and an increase in pension income of approximately $1.0 million.

In 1998 and 1997 operating earnings include income from litigation settlements of $2.2 million and $2.9 million, respectively. The settlements occurred in the respective fourth quarters and related to an environmental matter that is more fully explained in Note 18 to the Consolidated Financial Statements. The fourth quarter results include a Satellite Products segment loss of $2.1 million in 1998, discussed below, and in 1997, product line discontinuance charges of $2.0 million in the Defense and Aerospace Systems segment and $0.6 million in the Satellite Products segment.

Operating earnings in the Defense and Aerospace Systems segment in 1998 were $10.3 million, an increase of 66% compared to operating earnings of $6.2 million in 1997. The 1997 operating earnings include a $2.0 million charge related to the discontinuance of certain acoustic instrument products.

An operating loss of $3.1 million was recorded in the Satellite Products segment in 1998 compared to an operating loss of $1.5 million in 1997. The 1998 operating loss occurred substantially in the fourth quarter, where a loss of $2.1 million was recorded, primarily as a result of a technical problem on a fixed price program that has since been resolved. In addition to this technical problem, the Satellite Products segment experienced a 29% reduction in sales in 1998 due to the previously mentioned delayed orders and the resulting unabsorbed overhead. As a result of expense reductions and the eventual receipt of the previously mentioned delayed orders, the Satellite Products segment is expected to be profitable in the first quarter of 1999.
The 1997 loss in the Satellite Products segment included a $0.6 million charge as a result of the discontinuance of a microscope product line.

Selling, general and administrative expenses in 1998 were $15.3 million compared to $13.8 million in 1997. This increase resulted primarily from the inclusion of the expenses of EDO Technology Services and Analysis, which was acquired in July 1998 (Note 2) and increased expenditures related to business development activities.

Company-funded research and development increased by 67% to $3.5 million compared to $2.1 million in 1997. This increase is consistent with the Company's strategy of increased investment in product development. Customer-sponsored research and development was $22.4 million in 1998 compared to $23.0 million in 1997. Customer-sponsored research and development is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

Interest expense, net of interest income, was $0.4 million in 1998 and $0.5 million in 1997. Interest expense primarily represents the interest accrued on the 7% Convertible Subordinated Debentures Due 2011.

In the fourth quarter of 1998 the Company began recording a provision for Federal income taxes as it fully recognized the benefit associated with its tax net operating loss carryforward. The Company expects to record a higher Federal income tax effective rate commencing in the first quarter of 1999.

Net earnings available for common shares in 1998 were $7.2 million compared to $5.9 million in

1997. Basic net earnings per share were $1.09 in 1998 compared to $0.94 in 1997. Basic net earnings per share calculations are based on a weighted average of 6.5 million and 6.3 million common shares outstanding in 1998 and 1997, respectively. Diluted net earnings per share were $0.94 in 1998 as compared to $0.81 in 1997.

FINANCIAL CONDITION

The Company's cash, cash equivalents and marketable securities decreased by $0.9 million in 1998 to $33.3 million compared to $34.2 million in 1997. The net decrease results from cash flow from operations of $9.2 million offset primarily by purchases of capital equipment of $3.6 million, outlays for acquisitions of $5.6 million and payments of preferred and common dividends of $1.8 million. Cash flow from operations in 1998 was $8.4 million lower than the $17.6 million received in 1997 primarily as a result of increases in accounts receivable and inventories as well as a reduction in the amount of net contract advances received.

Consistent with the Company's strategic plans to grow the Company by adding to its core capabilities, three acquisitions were made during 1998. In July 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd., now operating as EDO Technology Services and Analysis (EDO TSA), for $4.2 million in cash. EDO TSA provides technical services to various agencies of the U.S. Department of Defense and is expected to enhance the Company's ability to offer forward-looking integrated combat system products to U.S. and international customers. For the five months the Company owned EDO TSA it recorded sales of $3.4 million, and was accretive to earnings.

In December 1998, the Company acquired all of the stock of Specialty Plastics, Inc., now operating as EDO Specialty Plastics, for a $5.4 million note, due January 1999. EDO Specialty Plastics manufactures and installs lightweight fiber composite pipe for use on offshore, deep-water oil production platforms. EDO Specialty Plastics is expected to expand and diversify the addressable market for EDO's fiber composite products. The Company expects EDO Specialty Plastics to be accretive to earnings in 1999.

In December 1998, the Company acquired the assets of Zenix Products Inc. (Zenix) for approximately $0.7 million. Zenix manufactures ferrite and dielectric ceramics for the wireless communications base station industry.

In February 1999 the Company announced that it had retained an investment banking firm to evaluate strategic alternatives regarding its Satellite Products segment to determine how it best fits with the Company's long-term growth plan. The alternatives include the possible sale of this business.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011 (the Debentures). Commencing in 1996 and until the retirement of these debentures, the Company is making annual sinking fund payments of $1.75 million. As of December 31, 1998 the Company had $0.4 million of these debentures remaining in treasury, which will be used toward a portion of the 1999 payment. The Company has classified the balance of the 1999 installment, or $1.3 million, as a current obligation.

The Company has an ESOT loan obligation with a balance at December 31, 1998 of $9.0 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions. The obligation is scheduled to be repaid in 2003.

In 1998, the Company established a new $30.0 million secured multi-year revolving credit facility through a syndicate of banks, which replaced the Company's previous $15.0 million secured line of credit. This larger facility was established to be available for acquisitions as well as for standby letters of credit, which are often required by international customers when the Company receives contract advances. As of December 31, 1998 there were approximately $15.2 million of standby letters of credit outstanding, and there have not been any direct borrowings.

The Company has contracts to provide sonar equipment to the Brazilian government and the Brazilian Navy. The contracts are denominated in U.S. dollars and have an aggregate value of $25 million. The Brazilian Real/U.S. Dollar exchange rate has increased significantly during the life of these contracts and, while the Brazilian customers have met their payment and other obligations under the contracts to date and have not given the Company any reason to believe that they will not continue to meet their obligations, there can be no assurance that the financial situation in Brazil will not adversely affect the Company's timely realization of the full benefits of these contracts.

The Company is incurring costs in connection with the remediation of a Superfund site (noted above and more fully explained in Note 18 to the Consolidated Financial Statements). The Company has expensed all of the costs it has incurred, as well as a discounted estimate of all future costs related to this matter. The liability for these future costs as of December 31, 1998 is approximately $3.0 million of which $0.5 million is classified as a current liability. Approximately

38% of this liability will be expended over the next five years.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

Backlog increased to $151.8 million at December 31, 1998 from $111.6 million at December 31, 1997.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

Net sales for 1997 were $94.4 million compared to $94.6 million in 1996. The increase of $5.0 million in the Defense and Aerospace Systems segment, attributable primarily to mine countermeasures and sonar systems, was offset by the decrease of $5.2 million in the Satellite Products segment.

Total operating earnings in 1997 improved 11% to $7.5 million compared to $6.8 million in 1996, excluding the effect of a $7.1 million non-cash curtailment gain from the discontinuance of medical benefits for Medicare eligible retirees in 1996. Operating earnings in 1997 in the Defense and Aerospace Systems segment decreased by $2.5 million and included a charge of $2.0 million associated with the discontinuance of certain acoustic product lines, as discussed in Note 3 to the Consolidated Financial Statements. The operating loss in 1997 in the Satellite Products segment included a charge of $0.6 million associated with the discontinuance of a microscope product line. These charges were offset by income from a litigation settlement of $2.9 million related to an environmental matter (see Note 18 to the Consolidated Financial Statements).

Selling, general and administrative expenses in 1997 decreased to $13.8 million from $15.6 million in 1996, primarily as a result of the decrease in sales in the Satellite Products segment and the discontinuance of the microscope product line noted above. Company-funded research and development expenditures doubled in 1997 to $2.1 million from $1.0 million in 1996, consistent with the Company's strategy of increased investment in product development. Customer-sponsored research and development, which is included in cost of sales, increased $5.2 million to $23.0 million in 1997.

Interest expense, net of interest income, was $0.5 million in 1997 compared to $0.8 million in 1996 due to increased interest income on higher average balances of interest-earning assets. Interest expense consisted primarily of the interest accrued on the 7% Convertible Subordinated Debentures Due 2011.

In 1997 and 1996, the Company did not have a provision for Federal income taxes due to the utilization of tax loss carryforwards.

Net earnings available for common shares in 1997 were $5.9 million compared to $3.3 million in 1996. Net earnings in 1996 included a $7.0 million loss from the discontinuance of the Company's energy-related business (see Note 4 to the Consolidated Financial Statements) and, as noted above, a $7.1 million curtailment gain. Basic net earnings per share were $0.94 in 1997 and $0.54 in 1996, based on weighted average common shares outstanding of 6.3 million and
6.0 million, respectively. Diluted net earnings per share were $0.81 in 1997 and $0.46 in 1996.

MARKET RISKS

The Company's outstanding indebtedness as of December 31, 1998 is comprised of the Debentures and the ESOT loan obligation, as discussed above. The Debentures bear interest at a fixed rate and the interest on the ESOT loan obligation fluctuates with the prime lending rate. The Company does not believe it has a material exposure to fluctuations in interest rates. Additionally, the Company does not believe it has a material exposure to fluctuations in foreign currencies since substantially all contracts with foreign customers are denominated in U.S. dollars. In limited instances where supply contracts are not denominated in U.S. dollars, the Company has the corresponding portion of the contract from its foreign customer denominated in the currency of its supplier.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

YEAR 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning.

The Company has conducted several informal Y2K reviews over the last two years of its products and internal systems. Based on these reviews, the only area where the Company has noted that Y2K could materially affect the Company's operations or products is that failures or miscalculations could be caused in the computerized accounting programs provided by outside vendors and used at the Company. The applicable vendors have provided modifications to their programs to deal with Y2K and these modifications are currently being tested. Initial testing has shown these modifications to be mostly effective. If these modifications do not eventually prove entirely successful, the Company would be required to seek other methods to process its accounting information.

The Company's formal Y2K program was established in 1998 to ensure that the Company's initial conclusions were correct. The program is conducted under the direction of its Vice President & General Counsel and the oversight of the Audit Committee of the Board of Directors. The Y2K "Committee" consists of a Y2K coordinator from each operating location and has met once to date. The Committee will meet formally five times, or more if necessary, over the next 10 months to review plans and to share results of each of the Committee member's efforts.

The Company's Y2K program addresses Y2K from four perspectives:

  the Company looks at the products and services it sells to determine whether Y2K will impact their performance;

  the Company looks at the materials, products and services it buys to determine whether the suppliers of such materials, products and services or the materials, products or services themselves will be impacted by Y2K in such a way as to adversely impact the Company's operations;

  the Company looks at its interfaces with its customers and suppliers to determine whether Y2K will adversely affect such interfaces; and

  the Company reviews its internal operations, including engineering, manufacturing, finance and administrative (office and facilities equipment, general purpose computers and related systems) to determine whether Y2K will adversely affect any of these functions.

The formalized Y2K program will encompass three phases:

  Phase 1 will establish a baseline of Y2K compliance by a thorough review and audit of each of the above four perspectives and determine readiness by analysis and/or actual testing as necessary. This phase has been in process and is expected to be completed in March 1999.

  Phase 2 will determine a budget and actions necessary to bring into compliance any areas determined to be either deficient, potentially deficient or in an indeterminable state and a schedule for implementation completion. This phase is expected to be completed in June 1999.

  Phase 3 will verify by analysis and actual test that any material Y2K issues have been corrected and that all systems are Y2K compliant. This phase will be completed by the third quarter of 1999. Contingency plans will also be established at that time.

The costs of the above Y2K program are being expensed as incurred and to date have been minor. Based upon the Company's review over the last two years and its findings to date, the Company does not believe that any other costs associated with Y2K will be material. To date, the total cost associated with the above Y2K program and required modifications and conversions, if any, have not been completely determined, although they are not presently expected by the Company to be material to its consolidated financial position, results of operations or liquidity. However, if the modifications to accounting programs provided by outside vendors do not prove entirely successful, the cost of replacing these programs could have a material adverse effect. The Company presently expects that any necessary remedial costs will be likewise expensed.

As part of the Company's Y2K program, the Company is currently seeking information regarding Y2K compliance from vendors, customers, manufacturers and financial institutions associated with the Company. However, given the reliance on third party information as it relates to their compliance programs, no assurance can be given that the Company's information systems or operations will not be affected by third-party failures to complete their Y2K projects on a timely basis.

COMMON SHARE PRICES

EDO common shares are traded on the New York Stock Exchange. As of February 1, 1999, there were 2,352 shareholders of record (brokers and nominees counted as one each).

The price range in 1998 and 1997 was as follows:
     ===================================================================
                                  1998                         1997
                             High       Low               High       Low
     -------------------------------------------------------------------
     1st Quarter            9-5/8     8-1/16             7-7/8     6-3/8
     2nd Quarter            9-3/4     8-1/2              8-15/16   6-3/8
     3rd Quarter           10-7/8     6-11/16           10-3/4     7-5/8
     4th Quarter            8-3/4     6-3/4             10-5/8     8-1/4
     ===================================================================

DIVIDENDS

During 1998, the Board of Directors approved the payment of cash dividends of $0.025 per common share in the first quarter and $0.03 per share in the second, third and fourth quarters. During 1997, the Board of Directors approved the payment of quarterly cash dividends of $0.025 per common share. The Company's revolving credit agreement places certain limits on the payment of cash dividends. See Note 9 to the Consolidated Financial Statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

The statements in this Annual Report on Form 10-K and in the message to shareholders contained in the Annual Report to Shareholders for 1998 relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the following for each of the types of information as noted below.

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

Commercial satellite programs and equipment sales, follow-on procurement, contract continuance and future program awards are subject to: establishment and continuance of various consortiums for satellite constellation programs; delay in launch dates due to equipment, weather or other factors beyond the control of the Company; and development of sufficient customer base to support a particular satellite constellation program.

Other commercial product sales are subject to: success of product development programs currently underway or planned; competitiveness of current and future product production costs and prices; and market and consumer base development for new product programs.

Achievement of margins on sales, earnings and cash flow can be affected by: unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of revenues; underestimation of anticipated costs on specific programs; risks inherent in integrating recent acquisitions into the Company's overall structure; and risks associated with year 2000 compliance by the Company, its customers, suppliers and other third parties. Expectations of future Federal income tax rates can be affected by a variety of factors, including amounts of profits relating to foreign sales.

The Company has no obligation to update any forward-looking statements.

CONSOLIDATED STATEMENTS OF EARNINGS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                        December 31
                                              1998          1997          1996
                                       (in thousands, except per share amounts)
-------------------------------------------------------------------------------
Continuing Operations:
 Income
  Net sales                             $   96,060    $   94,362    $   94,586
  Other                                          -           119           388
-------------------------------------------------------------------------------
                                            96,060        94,481        94,974
-------------------------------------------------------------------------------
 Costs and Expenses
  Cost of sales (including a $2,000
   charge for the discontinuance of
   a product line in 1997)                  69,940        73,981        71,561
  Selling, general and administrative       15,344        13,785        15,631
  Research and development                   3,517         2,079         1,002
  Litigation settlement income              (2,200)       (2,900)            -
  Postretirement health care
   curtailment gain                              -             -        (7,120)
-------------------------------------------------------------------------------
                                            86,601        86,945        81,074
-------------------------------------------------------------------------------
 Operating Earnings                          9,459         7,536        13,900
 Non-operating Income (Expense)
  Interest income                            1,893         1,838         1,427
  Interest expense                          (2,321)       (2,297)       (2,193)
  Other, net                                  (100)          (50)          (66)
-------------------------------------------------------------------------------
                                              (528)         (509)         (832)
-------------------------------------------------------------------------------
 Earnings before Federal income taxes        8,931         7,027         13,068
 Federal income tax expense                    700             -              -
-------------------------------------------------------------------------------
 Earnings from Continuing Operations         8,231         7,027         13,068

Discontinued Operations:
 Loss from operations of discontinued
  energy business                                -             -        (1,637)
 Loss from discontinuance, including
  provision of $2,000 for operating
  losses during phase out period                 -             -        (7,000)
-------------------------------------------------------------------------------
 Loss from Discontinued Operations               -             -        (8,637)
-------------------------------------------------------------------------------
Net Earnings                                 8,231         7,027         4,431
Dividends on preferred shares                1,063         1,127         1,179
-------------------------------------------------------------------------------
Net Earnings Available
 for Common Shares                      $    7,168    $    5,900    $    3,252
===============================================================================

Earnings (Loss) Per Common Share:
 Basic:
  Continuing operations                 $     1.09    $     0.94     $    1.99
  Discontinued operations                        -             -         (1.45)
-------------------------------------------------------------------------------
Net Earnings                            $     1.09    $     0.94     $    0.54
===============================================================================
 Diluted:
  Continuing operations                 $     0.94    $     0.81     $    1.67
  Discontinued operations                        -             -         (1.21)
-------------------------------------------------------------------------------
Net Earnings                            $     0.94    $     0.81     $    0.46
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                             December 31
                                                          1998          1997
                                                    (in thousands, except share
                                                       and per share amounts)
-------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                            $   21,801    $   20,351
 Marketable securities                                    11,519        13,851
 Accounts receivable                                      39,853        32,421
 Inventories                                               9,830         6,816
 Deferred tax asset, net                                   1,280             -
 Prepayments and other                                     2,177         5,564
-------------------------------------------------------------------------------
     Total current assets                                 86,460        79,003
-------------------------------------------------------------------------------
Property, plant and equipment, net                        13,964        12,865
Notes receivable                                           2,300         3,000
Cost in excess of fair value of net
 assets acquired, net                                     11,736         6,792
Other assets                                              12,293         7,141
-------------------------------------------------------------------------------
                                                      $  126,753    $  108,801
===============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
 Accounts payable and accrued liabilities             $   24,427    $   21,773
 Contract advances and deposits                           14,538        12,753
 Note payable                                              5,460             -
 Current portion of long-term debt                         1,317             -
-------------------------------------------------------------------------------
     Total current liabilities                            45,742        34,526
-------------------------------------------------------------------------------
Long-term debt                                            28,000        29,317
ESOT loan obligation                                       8,955        10,368
Postretirement obligation                                  3,443         3,526
Environmental obligation                                   2,562         2,929
Shareholders' Equity:
 Preferred shares, par value $1 per share
  (liquidation preference $213.71 per share
  or $12,960 in the aggregate in 1998),
  authorized 500,000 shares, 60,641 issued
  in 1998 and 64,843 in 1997                                  61            65
 Common shares, par value $1 per share,
  authorized 25,000,000 shares, 8,453,902
  issued in both years                                     8,454         8,454
Additional paid-in capital                                30,142        32,546
Retained earnings                                         35,294        27,641
-------------------------------------------------------------------------------
                                                          73,951        68,706
Less:   Treasury shares at cost (1,821,634
         shares in 1998 and 2,054,474 shares
         in 1997)                                        (25,775)      (29,201)
        ESOT loan obligation                              (8,955)      (10,368)
        Deferred compensation under Long-Term
         Incentive Plan                                   (1,170)       (1,002)
-------------------------------------------------------------------------------
     Total shareholders' equity                           38,051        28,135
-------------------------------------------------------------------------------
                                                      $  126,753    $  108,801
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                    1998             1997             1996
                                                (in thousands)
                               Amount  Shares   Amount  Shares   Amount  Shares
-------------------------------------------------------------------------------
Preferred shares
 Balance at beginning
  of year                    $    65      65  $    68      68  $    71      71
 Shares converted
  to common shares                (4)     (4)      (3)     (3)      (3)     (3)
-------------------------------------------------------------------------------
 Balance at end of year           61      61       65      65       68      68
-------------------------------------------------------------------------------
Common shares
-------------------------------------------------------------------------------
 Par value of shares issued    8,454   8,454    8,454   8,454    8,454   8,454
-------------------------------------------------------------------------------
Additional paid-in capital
 Balance at beginning
   of year                    32,546           35,438           37,847
 Exercise of stock
   options                      (645)          (1,132)            (227)
 Shares used for payment
   of directors' fees            (71)             (64)             (57)
 Shares used for Long-
   Term Incentive Plans         (369)            (721)          (1,146)
 Conversion of preferred
   shares to common shares    (1,319)            (975)            (979)
-------------------------------------------------------------------------------
 Balance at end of year       30,142           32,546           35,438
-------------------------------------------------------------------------------
Retained earnings
 Balance at beginning
   of year                    27,641           22,368           19,116
 Net earnings                  8,231            7,027            4,431
 Common share dividends
   (11.5 cents and 10 cents
   per share in 1998 and
   1997, respectively)          (755)            (627)               -
 Dividends on
   preferred shares           (1,063)          (1,127)          (1,179)
 Tax benefit of
   unallocated preferred
   share dividends             1,240                -                -
-------------------------------------------------------------------------------
 Balance at end of year       35,294           27,641           22,368
-------------------------------------------------------------------------------
Treasury shares at cost
 Balance at beginning
   of year                   (29,201) (2,054) (34,240) (2,409) (37,604) (2,646)
 Shares used for exercise
   of stock options              998      62    2,491     175      393      28
 Shares used for payment
   of directors' fees            167      11      149      11      106       7
 Shares used for Long-
   Term Incentive Plans          938      66    1,421     100    1,883     133
 Shares used for
   conversion of preferred
   shares                      1,323      93      978      69      982      69
-------------------------------------------------------------------------------
 Balance at end of year      (25,775) (1,822) (29,201) (2,054) (34,240) (2,409)
-------------------------------------------------------------------------------
ESOT loan obligation
 Balance at beginning
   of year                   (10,368)         (11,676)         (12,887)
 Repayments made
   during year                 1,413            1,308            1,211
-------------------------------------------------------------------------------
 Balance at end of year       (8,955)         (10,368)         (11,676)
-------------------------------------------------------------------------------
Deferred compensation
  under Long-Term
  Incentive Plan
 Balance at beginning
   of year                    (1,002)            (589)               -
 Shares used for Long-
   Term Incentive Plans         (569)            (700)            (737)
 Amortization of Long-
   Term Incentive Plan
   deferred expense              401              287              148
-------------------------------------------------------------------------------
 Balance at end of year       (1,170)          (1,002)            (589)
-------------------------------------------------------------------------------
Total Shareholders' Equity   $38,051          $28,135          $19,823
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
EDO CORPORATION AND SUBSIDIARIES
===============================================================================
                                                  Years Ended December 31
                                              1998          1997          1996
                                                       (in thousands)
-------------------------------------------------------------------------------
Operating Activities:
 Earnings from continuing operations    $    8,231    $    7,027    $   13,068
 Adjustments to earnings to arrive
   at cash provided by continuing
   operations:
  Postretirement health care
    curtailment gain                             -             -        (7,120)
  Depreciation and amortization              4,574         6,027         5,303
  Write-down of acoustic product
    line inventory                               -         1,500             -
  Deferred compensation expense                401           287           148
  Common shares issued for
    directors' fees                             96            85            49
  Changes in operating assets and
    liabilities, excluding effects
    of acquisitions:
   Accounts receivable                      (3,862)           97        (8,913)
   Inventories                              (2,791)         (322)           93
   Prepayments, other
     assets and other                        1,299        (5,279)       (4,341)
   Accounts payable and accrued
     liabilities                              (556)          256         5,178
   Contract advances and deposits            1,785         7,944          (833)
-------------------------------------------------------------------------------
Cash provided by continuing
 operations                                  9,177        17,622         2,632
Net cash used by discontinued
 operations                                      -             -        (1,804)
Investing Activities:
 Purchase of property, plant
   and equipment                            (3,621)       (4,083)       (4,227)
 Cash paid for acquisitions,
   net of cash acquired                     (5,648)            -             -
 Sale (purchase) of marketable
   securities                                2,332       (13,851)            -
 Proceeds from assets held
   for sale                                      -             -         1,976
-------------------------------------------------------------------------------
Cash used by investing activities           (6,937)      (17,934)       (2,251)
Financing Activities:
 Proceeds from exercise
   of stock options                            353         1,359           166
 Payments received on
   notes receivable                            675           313           263
 Payment of common share
   cash dividends                             (755)         (627)            -
 Payment of preferred share
   cash dividends                           (1,063)       (1,127)       (1,179)
-------------------------------------------------------------------------------
Cash used by financing activities             (790)          (82)         (750)
===============================================================================
Net increase (decrease)
  in cash and cash equivalents                1,450         (394)       (2,173)
Cash and cash equivalents
  at beginning of year                       20,351       20,745        22,918
-------------------------------------------------------------------------------
Cash and cash equivalents
  at end of year                        $    21,801   $   20,351    $   20,745
===============================================================================
Supplemental disclosures:
 Cash paid for:
  Interest                              $     2,052   $    2,058    $    2,072
  Income taxes                          $     1,386   $    1,137    $      190
===============================================================================
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998, 1997 AND 1996
EDO CORPORATION AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Business

The consolidated financial statements include the accounts of EDO Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates in two segments, Defense and Aerospace Systems and Satellite Products (Note 19). The Company discontinued its energy-related business in 1996 (Note 4).

(b) Cash Equivalents

The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(c) Marketable Securities

The Company's marketable securities, consisting of U.S. government-backed securities, mortgage-backed securities and corporate bonds, are categorized as available-for-sale. The securities have been reflected at cost, which approximates market value at December 31, 1998 and 1997.

(d) Revenue Recognition

Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries are made or services are provided. Estimated losses on long-term contracts are recorded when identified. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made.

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

(f) Depreciation and Amortization

Depreciation and amortization of property, plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $1,382,000 and $1,012,000 are included in other assets at December 31, 1998 and 1997, respectively.

(g) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition costs over the fair value of net assets acquired of approximately $16.4 million ($11.7 million, net of accumulated amortization at December 31, 1998) is being amortized on a straight-line basis over fifteen to thirty years. The Company assesses the recoverability of unamortized goodwill by determining whether the amortization of the goodwill balance over its estimated life can be recovered through the undiscounted projected future cash flows of the acquired business.

(h) Long-Lived Assets

The Company reviews long-lived assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset.

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

(j) Treasury Shares

Common shares held as treasury shares are recorded at cost, with issuances from treasury recorded at average cost. Treasury shares issued for directors' fees are recorded as an expense for an amount equal to the fair market value of the common shares on the issuance date.

(k) Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which the Company adopted in the fourth quarter of 1997. Under SFAS No. 128, the Company presents basic and diluted earnings per share (Note 13).

(l) Financial Instruments

The fair value and book value of the Company's 7% Convertible Subordinated Debentures Due 2011 and ESOT obligation at December 31, 1998 were $34,167,000 and $38,272,000, respectively (Notes 9 and 10), and at December 31, 1997 were $35,368,000 and $39,685,000, respectively. The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the environmental obligation (Note 18) approximates its carrying value since it has been discounted.

The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

(m) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Among the more significant estimates included in these consolidated financial statements are the estimated costs to complete contracts in process, the estimated remediation costs related to the environmental matter discussed in
Note 18 and the collectibility of receivables. Actual results could differ from these and other estimates.

(n)   Accounting for Stock-Based Compensation

The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost (Note 14).

(o) Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a separate financial statement included in a full set of financial statements. The Company has not provided additional financial statement disclosure since the Company has no items of other comprehensive income and, therefore, comprehensive income equaled net earnings for each of the three years ended December 31, 1998.

(2) Acquisitions

In July 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd., now operating as EDO Technology Services and Analysis (EDO TSA), for $4.2 million in cash. EDO TSA provides technical services to various agencies of the U.S. Department of Defense. The acquisition has been accounted for as a purchase and, accordingly, the operating results of EDO TSA have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of approximately $2.4 million is being amortized over fifteen years.

In December 1998, the Company acquired all of the stock of Specialty Plastics, Inc., now operating as EDO Specialty Plastics, in exchange for a $5.4 million note, due January 1999. EDO Specialty Plastics manufactures and installs lightweight fiber composite pipe for use on offshore, deep-water oil production platforms. The acquisition has been accounted for as a purchase and, accordingly, the operating results of EDO Specialty Plastics have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of approximately $2.9 million is being amortized over twenty years.

Also in December 1998, the Company acquired the assets of Zenix Products Inc. (Zenix) for approximately $0.7 million in cash. In addition, the Company is required to pay the sellers a royalty of five percent of future sales, up to a maximum of $1.2 million. Zenix manufactures ferrite and dielectric ceramics for the wireless communications base station industry.

Unaudited pro forma results of operations, assuming these acquisitions had been made at the beginning of each period, which include adjustments to interest expense, interest income, amortization expense and income tax expense are as follows:
==============================================================================
                                                    1998               1997
                                                       (unaudited)
                                                     (in thousands)
------------------------------------------------------------------------------
Net sales                                    $   107,017        $   111,698
Net earnings available for common shares           6,967              5,339
------------------------------------------------------------------------------
Basic earnings per common share              $      1.06        $      0.85
Diluted earnings per common share            $      0.89        $      0.72
==============================================================================

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the periods, or of the results which may occur in the future.

(3) Consolidation and Discontinuance of Product Lines

In December 1997, the Company made the decision to consolidate its Acoustic Products product lines. Several products were consolidated into the Company's Electro-Ceramic Products operations and Combat Systems operations, and several were discontinued.

In connection with the consolidation, the Company recorded a charge in 1997 (included in cost of sales) of $2,000,000, which was principally comprised of the write-down of inventory related to the discontinued product lines to its net realizable value.

(4) Discontinued Operations

Pursuant to a Board of Directors resolution in September 1996, the Company adopted a plan to exit its energy-related businesses. Those businesses included: the Company's 50.4% interest in EDO (Canada) Limited, a manufacturer of compressed natural gas (CNG) fuel cylinders; EDO Automotive Natural Gas Inc. (EDO ANGI), a designer and manufacturer of CNG refueling stations and related equipment; and EDO Energy Corporation, a wholly owned subsidiary of the Company involved in program management activities in CNG and other alternative fuel projects. In April 1997, the Company sold EDO ANGI for approximately the book value of the related net assets. In May 1997, EDO (Canada) Ltd. made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada. EDO Energy Corporation satisfied most of its obligations in 1997 and ceased operations in 1998. The terms of these events did not result in a modification to the loss from discontinuing the businesses provided in 1996.

The consolidated financial statements of the Company reflect the effects of the Company's decision to treat its energy-related businesses as discontinued operations. Accordingly, the revenues, costs and expenses, and cash flows associated with the energy-related businesses are excluded from the respective captions in the Consolidated Statements of Earnings and Statements of Cash Flows. The net operating results of these entities are reported as "Loss from discontinued operations"; and the cash flows of these entities are reported as "Net cash used by discontinued operations."

Net sales of the discontinued operations prior to the date of discontinuance were $9,321,000 for the year ended December 31, 1996.

(5) Accounts and Notes Receivable

Accounts receivable included $21,161,000 and $17,917,000 at December 31, 1998 and 1997, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1998 will be billed and are expected to be collected during 1999. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $23,330,000 and $11,822,000 at December 31, 1998 and 1997,
respectively.

The notes receivable of $3,225,000 at December 31, 1998, of which $925,000 is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. The notes receivable are secured by a mortgage on the related facility.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1998 and 1997:
              ==================================================
                                               1998         1997
                                                (in thousands)
              --------------------------------------------------
              Raw material and supplies   $   4,292    $   3,471
              Work-in-process                 5,262        3,120
              Finished goods                    276          225
              --------------------------------------------------
                                          $   9,830    $   6,816
              ==================================================

(7)   Property, Plant and Equipment, Net

The Company's property, plant and equipment at December 31, 1998 and 1997, and their related useful lives are summarized as follows:
       ================================================================
                                      1998         1997
                                       (in thousands)          Life
       ----------------------------------------------------------------
       Machinery and equipment  $   43,177   $   53,418    3 - 10 years
       Leasehold improvements       10,385        8,687    lease terms
       ----------------------------------------------------------------
                                    53,562       62,105
       Less accumulated
        depreciation and
         amortization               39,598       49,240
       ----------------------------------------------------------------
                                $   13,964   $   12,865
       ================================================================

(8)   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1998 and 1997:
    =======================================================================
                                                      1998             1997
                                                          (in thousands)
    -----------------------------------------------------------------------
    Trade payables                               $   5,320        $   4,205
    Employee compensation and benefits               3,253            3,092
    Current portion of environmental obligation        464              571
    Other                                           15,390           13,905
    -----------------------------------------------------------------------
                                                 $  24,427        $  21,773
    =======================================================================

(9)   Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1998 and 1997 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par and at the option of the holder under certain circumstances involving a change in control of the Company. The Company is required to make sinking fund payments of $1,750,000 per year. As of December 31, 1998, the Company had $433,000 of these debentures remaining in treasury which may be used to satisfy a portion of the sinking fund requirements for 1999. The remaining amount due in 1999 of $1,317,000 is reflected in the current portion of long-term debt. The carrying value of the debentures as of December 31, 1998 is $29,317,000. The Company estimates the fair value of the debentures as of December 31, 1998 to be approximately $25,212,000 based on yields of comparable financial instruments.

The Company has a $30.0 million revolving line of credit agreement with a syndicate of banks for both short-term borrowings and letters of credit. The agreement expires on August 27, 2001 and provides that the portion available for potential cash borrowings be reduced by the amount of outstanding letters of credit. As of December 31, 1998, the Company has outstanding approximately $15.2 million of letters of credit. Borrowings under the agreement bear interest based on the bank's prime rate plus adjustments of up to 0.25% depending on the ratio of net total debt to earnings as defined in the agreement. There are certain covenants placed on the Company that require that several predetermined ratios be maintained. At December 31, 1998, the Company was in compliance with such covenants. In addition, payments of common share dividends will be limited to $0.28 per common share in any twelve-month period. This obligation is secured by the Company's accounts receivable, inventory, machinery and equipment. There have been no direct borrowings under this agreement. Borrowings under this agreement would be senior to the debentures described above.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1998, 1997 and 1996, respectively, cash contributions of $1,020,000, $942,000 and $879,000 were made to the ESOP. As of December 31, 1998, there were 247,943 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 preferred shares from the Company for approximately $19,185,000. The preferred shares are being allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. The tax benefit that is attributable to unallocated preferred shares is reflected as an increase to retained earnings. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated preferred shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($214 at December 31, 1998) divided by the current market price of each common share. As of December 31, 1998, 59,547 preferred shares have been allocated, 30,225 preferred shares remained unallocated, and 29,131 of the allocated preferred shares have been converted into 782,534 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1998, 1997 and 1996, respectively, the Company's cash contributions and dividends on the preferred shares were used to repay principal of $1,413,000, $1,308,000 and $1,211,000 and pay interest of $693,000, $780,000 and $865,000. The guarantee agreement provides that, if the Company is in default under the revolving line of credit agreement described in Note 9, such default will also be considered a default under the guarantee agreement, permitting the lender to demand payment of the full amount of the borrowing. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at $213.71 per share upon the occurrence of certain prepayment events.

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

(11) Federal Income Taxes

The 1998, 1997 and 1996 provision for Federal income taxes for continuing operations was comprised of the following amounts:
             ================================================
                                       1998     1997     1996
                                           (in thousands)
             ------------------------------------------------
             Federal
             Current                $   740    $   -    $   -
             Deferred                   (40)       -        -
             ------------------------------------------------
             Total                  $   700    $   -    $   -
             ================================================

State income taxes of $586,000, $313,000 and $257,000 in 1998, 1997 and 1996,
respectively, are included in selling, general and administrative expenses. The effective Federal income tax rate differed from the statutory Federal income tax rate for the following reasons:
        ==============================================================
                                            Percent of Pretax Earnings
                                              1998     1997     1996
        --------------------------------------------------------------
        Tax at statutory rate                 34.0%    34.0%    34.0%
        Preferred share dividends             (2.0)    (2.4)    (1.2)
        Decrease in valuation allowance      (16.0)   (28.3)   (29.4)
        Foreign Sales Corporation benefit     (1.7)     -        -
        Other, net                            (6.5)    (3.3)    (3.4)
        --------------------------------------------------------------
        Effective Federal income tax rate      7.8%     -        -
        ==============================================================

The items that comprise the significant portions of deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:
    ======================================================================
                                                        1998         1997
                                                          (in thousands)
    ----------------------------------------------------------------------
    Deferred Tax Assets
    Postretirement obligation other than pensions  $   1,171    $   1,199
    U.S. net operating loss carryforwards              2,006        2,853
    Environmental obligation                               -          958
    R&D and alternative minimum
    tax credit carryforwards                           2,662        2,138
    Deferred compensation                              1,659        1,792
    Capital loss carryforwards                           976          976
    Other                                                143        1,080
    ----------------------------------------------------------------------
    Total deferred tax assets                          8,617       10,996
    Less: Valuation allowance                           (976)      (3,477)
    ----------------------------------------------------------------------
                                                       7,641        7,519
    ----------------------------------------------------------------------
    Deferred Tax Liabilities
    Depreciation and amortization                      2,407        3,535
    Identifiable intangible asset                        763            -
    Prepaid pension asset                              2,541        1,796
    Other                                                650        2,188
    ----------------------------------------------------------------------
    Total deferred tax liabilities                     6,361        7,519
    ----------------------------------------------------------------------
    Net deferred tax asset                         $   1,280        $   -
    ======================================================================

Deferred income tax assets as of December 31, 1998 include U.S. net operating loss carryforwards and capital loss carryforwards for income tax purposes of approximately $5,900,000 and $2,870,000, respectively, primarily expiring in 2009 and 2000, respectively. R&D credits expire in the years 2008 and 2009. Realization of these assets is dependent on future taxable earnings and capital gains. A valuation allowance has been established at December 31, 1998 for the portion of the deferred tax asset representing capital loss carryforwards since management cannot conclude that it is more likely than not that such asset will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 1998, the Company had acquired approximately 3,957,000 common shares in open market transactions at prevailing market prices. Approximately 2,135,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1998 and 1997, respectively, the Company held 1,821,634 and 2,054,474 common shares in its treasury for future use.

At December 31, 1998, the Company had reserved, authorized and unissued common shares for the following purposes:
            ======================================================
                                                            Shares
            ------------------------------------------------------
            Conversion of 7% Convertible
             Subordinated Debentures Due 2011            1,332,458
            Stock option and long-term incentive plans     908,450
            Conversion of preferred shares               1,081,000
            ------------------------------------------------------
                                                         3,321,908
            ======================================================

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
   =========================================================================
                                              1998         1997        1996
                                                     (in thousands)
   -------------------------------------------------------------------------
   Numerator:
    Net earnings available
      for common shares                  $   7,168    $   5,900    $   3,252
    Impact of assumed conversion
      of preferred shares                      125           97            -
   -------------------------------------------------------------------------
    Numerator for diluted
      calculation                        $   7,293    $   5,997    $   3,252
   =========================================================================
   Denominator:
    Weighted average common
      shares outstanding                     6,549        6,261        5,975
    Dilutive effect of
      stock options                            155          151          111
    Dilutive effect of
      conversion of preferred shares         1,081          983        1,054
   -------------------------------------------------------------------------
    Denominator for diluted calculation      7,785        7,395        7,140
   =========================================================================

The assumed conversion of the convertible debentures was anti-dilutive for all periods presented.

(14) Stock Plans

The Company has granted nonqualified stock options to officers, directors and other key employees under plans approved by the shareholders in 1996 and 1997, which replaced all previous stock option and long-term incentive plans, for the purchase of its common shares at the fair market value of the common shares on the dates of grant. Options under the 1996 plan generally become exercisable on the third anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant. The 1996 plan will expire in 2005. Options under the 1997 plan, which pertains only to non-employee directors, are immediately exercisable and expire on the tenth anniversary of the date of the grant. The 1997 plan will expire in 2006.

Changes in options outstanding are as follows:
===============================================================================
                      1998                   1997                  1996
               Weighted   Shares      Weighted   Shares     Weighted   Shares
                Average   Subject      Average   Subject     Average   Subject
               Exercise     to        Exercise     to       Exercise     to
                 Price    Option        Price    Option       Price    Option
-------------------------------------------------------------------------------
Beginning
 of year        $ 6.55    688,950     $ 6.57    737,313      $ 6.54    767,800
Options
 granted          8.66    100,750       7.20    157,750        5.54     27,500
Options
 exercised        6.29    (87,600)      7.26   (175,313)       5.12    (27,662)
Options
 expired/
 cancelled       11.21    (21,150)      6.39    (30,800)       6.30    (30,325)
-------------------------------------------------------------------------------
End of
 year           $ 6.72    680,950     $ 6.55    688,950      $ 6.57    737,313
-------------------------------------------------------------------------------
Exercisable
 at year end    $ 6.43    488,544
===============================================================================

The options outstanding as of December 31, 1998 are summarized in ranges as follows:
  ===========================================================================
     Range of       Weighted Average       Number of         Weighted Average
  Exercise Prices    Exercise Price    Options Outstanding    Remaining Life
  ---------------------------------------------------------------------------
  $   3.07- 5.99        $   3.76            172,000                6 years
      6.00- 8.99            7.67            498,450                4 years
      9.00-11.56           10.12             10,500                5 years
  ---------------------------------------------------------------------------
                                            680,950
  ===========================================================================

In 1998, 25,774 common shares held greater than six months were utilized to exercise stock options. The 1996 plan also provides for restricted common share long-term incentive awards as defined under the plan. All common shares authorized under the previous plans not yet awarded were canceled upon the approval of the 1996 plan. As of December 31, 1998, plan participants had been awarded 298,500 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The amount charged to operations in 1998, 1997 and 1996 was $401,000, $287,000 and $148,000, respectively. As of December 31, 1998, 227,500 shares are available for grant as stock options or awards.

The per share weighted-average fair value of stock options granted was $2.58, $2.77 and $2.70 in 1998, 1997 and 1996, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 1.4%, risk free interest rate of 5.0%, expected stock volatility of 20%, and an expected option life of 7-1/2 years; 1997 - expected dividend yield of 1.3%, risk free interest rate of 5.5%, expected stock volatility of 30%, and an expected option life of 7-1/2 years; 1996 - expected dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 40%, and an expected option life of 7-1/2 years.

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options, which have exercise prices equal to or greater than the fair values of the common shares on the dates of the grant. Had the Company determined compensation cost based on the fair values at the grant dates for its stock options under SFAS No. 123, the Company's earnings from continuing operations, and basic and diluted earnings from continuing operations per common share would have been reduced to the pro forma amounts indicated below:
     =====================================================================
                                                1998       1997       1996
                                                      (in thousands,
                                                except per share amounts)
     ---------------------------------------------------------------------
     Earnings from continuing operations:
      As reported                           $  8,231   $  7,027   $ 13,068
      Pro forma                                7,938      6,879     13,007
     Basic earnings per share:
      As reported                           $   1.09   $   0.94   $   1.99
      Pro forma                                 1.05       0.92       1.98
     Diluted earnings per share:
      As reported                           $   0.94   $   0.81   $   1.67
      Pro forma                                 0.90       0.79       1.66
     =====================================================================

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

The net pension income for 1998, 1997 and 1996 was $2,192,000, $1,185,000, and
$1,285,000, respectively. The expected long-term rate of return on plan assets was 9.0% in 1998, 1997 and 1996. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1998 and 1997 of 6.75% and 7.0%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of equity and fixed income securities, which are readily marketable.

A summary of the components of net periodic pension income follows:
    =======================================================================
                                              1998        1997        1996
                                                   (in thousands)
    -----------------------------------------------------------------------
    Service cost                          $ (1,495)   $ (1,380)   $ (1,277)
    Interest on projected benefit
     obligation                             (6,124)     (5,999)     (5,359)
    Expected return on plan assets           9,586       8,527       7,777
    Amortization of transitional assets          8           8           8
    Amortization of prior service cost        (208)       (208)       (119)
    Amortization of gain                       425         237         255
    -----------------------------------------------------------------------
    Net pension income                    $  2,192    $  1,185    $  1,285
    =======================================================================

The following sets forth the funded status of the plan as of December 31:
       =================================================================
                                                        1998       1997
                                                        (in thousands)
       -----------------------------------------------------------------
       Change in projected benefit obligation:
        Projected benefit obligation
          at beginning of year                      $ 88,654   $ 76,290
        Service cost                                   1,495      1,380
        Interest cost                                  6,124      5,999
        Benefits paid                                 (5,600)    (5,350)
        Actuarial loss                                 4,580     10,335
       -----------------------------------------------------------------
        Projected benefit obligation
          at end of year                            $ 95,253   $ 88,654
       -----------------------------------------------------------------
       Change in plan assets:
        Fair value of plan assets at
          beginning of year                          109,793     97,837
        Actual return on plan assets                   7,242     17,306
        Benefits paid                                 (5,600)    (5,350)
       -----------------------------------------------------------------
        Fair value of plan assets
          at end of year                            $111,435   $109,793
       -----------------------------------------------------------------
       Funded status                                $ 16,182   $ 21,139
       Unrecognized net gain                          (9,636)   (16,985)
       Unrecognized prior service cost                   952      1,160
       Unrecognized net assets                           (25)       (33)
       -----------------------------------------------------------------
       Prepaid pension cost (in other assets)       $  7,473   $  5,281
       =================================================================

In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1998, 1997 and 1996, the net pension expense for this plan was approximately $126,500, $125,900, and $64,800, respectively.

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay a predetermined retirement benefit. In the event of preretirement death or disability, the plan provides for similar benefits. Total expenses under this plan in 1998, 1997 and 1996 were $672,000, $600,000 and $585,000, respectively.

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

Postretirement health care and life insurance expense (income) included the following components:
    ======================================================================
                                              1998       1997       1996
                                                    (in thousands)
    ----------------------------------------------------------------------
    Service cost                            $   41     $   36     $   42
    Interest cost                              237        250        320
    Amortization of prior service cost           -          -       (796)
    Amortization of net unrecognized gain        -        (15)       (36)
    ----------------------------------------------------------------------
    Total postretirement health care
     and life insurance expense (income)    $  278     $  271     $ (470)
    ======================================================================

During 1996, the Company recognized a non-cash curtailment gain of $7,120,000 in connection with the discontinuance of postretirement medical benefits for Medicare-eligible retirees. This gain represents the reversal of a significant portion of the postretirement obligation established upon the adoption of SFAS No. 106 in 1993.

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:
           ========================================================
                                                    1998      1997
                                                    (in thousands)
           --------------------------------------------------------
           Change in accumulated
             postretirement benefit obligation:
            Accumulated benefit obligation
              at beginning of year               $ 3,574   $ 3,521
            Service cost                              41        36
            Interest cost                            237       250
            Benefits paid                           (392)     (794)
            Participant contributions                 31        54
            Actuarial loss                            15       380
            Change in discount rate                   66       127
           --------------------------------------------------------
           Unfunded accumulated postretirement
             benefit obligation at end of year   $ 3,572   $ 3,574
           Unrecognized net loss                    (129)      (48)
           --------------------------------------------------------
           Accrued postretirement benefit cost   $ 3,443   $ 3,526
           ========================================================

Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 6.75% and 7.0% at December 31, 1998 and 1997, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

(17) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $15,221,000 at December 31, 1998, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1998, the Company and its subsidiaries were obligated under building and equipment leases expiring between 1999 and 2012. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows:

   1999 - $ 3,764,000
   2000 - $ 3,717,000
   2001 - $ 3,670,000
   2002 - $ 3,301,000
   2003 - $ 3,047,000
   Thereafter - $ 8,961,000

Rental expense under such leases for the years ended December 31, 1998, 1997 and 1996 amounted to $3,221,000, $3,555,000 and $3,490,000, respectively.

(18) Legal Matters

The Company and three other companies entered into a consent decree with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with these two operable units are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 1998, the discounted liability over the remainder of the twenty-seven years related to these two operable units is approximately $3.0 million of which approximately $0.5 million has been classified as current and is included in accounts payable and accrued liabilities. Approximately $1.2 million of the $3.0 million liability will be incurred over the next five years. In 1998 and 1997, the Company settled with one of its insurance carriers for $2,200,000, net of associated costs of $300,000, and $2,900,000, respectively, which was recorded as litigation settlement income. All $5,100,000 was collected in 1998.

The Company is also involved in other environmental cleanup efforts, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

(19) Business Segments

The Company operates in two segments that have been organized by the products and services they offer, as follows: Defense and Aerospace Systems, and Satellite Products. The Defense and Aerospace Systems segment sells its products and services primarily to customers in the defense industry. The Satellite Products segment sells its products to customers in the satellite industry.

Domestic government sales, which include sales to prime contractors of the government, amounted to 47%, 41% and 36% of net sales, which were 49%, 44% and 44% of Defense and Aerospace Systems net sales and 33%, 30% and 16% of Satellite Products net sales for 1998, 1997 and 1996, respectively. Export sales comprised 30%, 33% and 35% of net sales for 1998, 1997 and 1996, respectively.

Principal products and services by segment are as follows:

  Defense and Aerospace Systems Segment
    Marine and Aircraft Systems
      Aircraft Stores Suspension and Release Equipment
      Airborne Mine Countermeasures Systems
    Combat Systems
      Command, Control and Communications Systems
      Undersea Warfare Sonar
      Technology Services and Analysis
    Electro-Ceramic Products
    Fiber Composite Products
  Satellite Products Segment

       =================================================================
                                             1998       1997       1996
                                                  (in thousands)
       -----------------------------------------------------------------
       Net sales:
        Defense and Aerospace Systems    $ 81,403   $ 73,708   $ 68,716
        Satellite Products                 14,657     20,654     25,870
       -----------------------------------------------------------------
                                         $ 96,060   $ 94,362   $ 94,586
       -----------------------------------------------------------------
       Operating earnings (loss):
        Defense and Aerospace Systems    $ 10,315   $  6,164   $  8,711
        Satellite Products                 (3,056)    (1,528)    (1,931)
        Litigation settlement income        2,200      2,900          -
        Postretirement health
          care curtailment gain                 -          -      7,120
       -----------------------------------------------------------------
                                         $  9,459   $  7,536   $ 13,900
       Net interest expense                   428        459        766
       Other expense                          100         50         66
       -----------------------------------------------------------------
       Earnings before
         Federal income taxes            $  8,931   $  7,027   $ 13,068
       -----------------------------------------------------------------
       Identifiable assets:
        Defense and Aerospace Systems    $ 56,066   $ 31,561   $ 34,083
        Satellite Products                 22,133     27,909     27,961
        Corporate                          48,554     49,331     32,179
       -----------------------------------------------------------------
                                         $126,753   $108,801   $ 94,223
       -----------------------------------------------------------------
       Depreciation and amortization:
        Defense and Aerospace Systems    $  2,008   $  3,507   $  3,380
        Satellite Products                  2,235      2,343      1,765
        Corporate                             331        177        158
       -----------------------------------------------------------------
                                         $  4,574   $  6,027   $  5,303
       -----------------------------------------------------------------
       Capital Expenditures:
        Defense and Aerospace Systems    $  3,121   $  1,788   $    660
        Satellite Products                    488      2,180      3,365
        Corporate                              12        115        202
       -----------------------------------------------------------------
                                         $  3,621   $  4,083   $  4,227
       =================================================================

KPMG LLP
INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Melville, New York
February 12, 1999

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1998 and 1997 (in thousands, except per share amounts).
==============================================================================
                First Quarter   Second Quarter  Third Quarter   Fourth Quarter
                 1998    1997    1998    1997    1998    1997    1998    1997
------------------------------------------------------------------------------
Net sales      $23,301 $23,704 $23,397 $23,193 $23,171 $23,246 $26,191 $24,219
Operating
  earnings       1,943   1,784   2,369   1,835   2,431   1,916   2,716   2,001a
Net earnings     1,905   1,561   2,278   1,703   2,272   1,878   1,776   1,885
Earnings
  per share:
 Basic            0.25    0.21    0.31    0.23    0.30    0.25    0.23    0.25
 Diluted          0.22    0.18    0.27    0.20    0.26    0.22    0.20    0.22
Preferred
  dividends
  paid             277     290     263     281     264     281     259     275
==============================================================================
(a) Includes a charge of approximately $2,000 for the consolidation and discontinuance of an Acoustic Products product line.

                                 EXHIBIT INDEX

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988 (incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998 (filed herewith).

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(a) Loan Agreement, dated as of September 9, 1998, between Mellon Bank, NA, et. al., and EDO Corporation. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

4(b) Amendment No. 1 to the Loan Agreement referred to in Exhibit 4(a) above, effective December 31, 1998.

4(c) Guarantee Agreement, dated as of July 22, 1988, restated as amended through Amendment No. 13, effective December 31, 1998, made by the Company in favor of Mellon Bank as successor in interest to Fleet Bank as successor in interest to NatWest Bank and Manufacturers Hanover Trust Company.

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

10(f) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.

10(g) EDO Corporation Compensation Plan for Directors (filed herewith).

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule.