Form 10-Q
period 1999-03-27
EDO CORP
filed 1999-05-05
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                       March 27, 1999
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

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                            Outstanding at Mar. 27, 1999
-------------------------------------          ----------------------------
Common shares, par value $1 per share                   6,642,268

                                EDO CORPORATION

                                     INDEX

                                                               Page No.
Face Sheet                                                         1

Index                                                              2

Part I           Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                     March 27, 1999 and
                     December 31, 1998                             3

                 Consolidated Statements of Earnings -
                     Three Months Ended
                     March 27, 1999 and
                     March 28, 1998                                4

                 Consolidated Statements of Cash Flows -
                     Three Months Ended
                     March 27, 1999 and
                     March 28, 1998                                5

                 Notes to Consolidated Financial Statements       6-7

  Item 2.        Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                        8-11

Part II          Other Information                                 12

Signature                                                          13

                                                                         Page 3
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

Assets                                         Mar. 27, 1999   Dec. 31, 1998
                                                (unaudited)
Current assets:
  Cash and cash equivalents                      $  10,565        $  21,801
  Marketable securities                             16,038           11,519
  Accounts receivable                               44,749           39,853
  Inventories                                       10,269            9,830
  Deferred tax asset, net                            1,280            1,280
  Prepayments and other                              2,745            2,177
                                                 ---------        ---------
     Total current assets                           85,646           86,460
Property, plant and equipment, net                  13,661           13,964
Notes receivable                                     2,088            2,300
Cost in excess of fair value of net
  assets acquired, net                              11,578           11,736
Other assets                                        12,207           12,293
                                                 ---------        ---------
                                                 $ 125,180        $ 126,753
                                                 =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities      $  23,605         $  24,427
  Contract advances and deposits                   18,151            14,538
  Note payable                                        -               5,460
  Current portion of long-term debt                 1,317             1,317
                                                ---------        ----------
     Total current liabilities                     43,073            45,742
Long-term debt                                     28,000            28,000
ESOT loan obligation                                8,574             8,955
Postretirement obligation                           3,443             3,443
Environmental obligation                            2,562             2,562

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $12,960 in the aggregate in 1999),
 authorized 500,000 shares, 60,641 issued
 in 1999 and 1998)                                     61                61
Common shares, par value $1 per share,
 authorized 25,000,000 shares, issued
 8,453,902 in both periods                          8,454             8,454
Additional paid-in capital                         30,035            30,142
Retained earnings                                  36,256            35,294
                                                ---------         ---------
                                                   74,806            73,951
Less: Treasury shares at cost
       (1,811,634 shares in 1999 and
        1,821,634 shares in 1998)                (25,634)          (25,775)
      ESOT loan obligation                       ( 8,574)          ( 8,955)
      Deferred compensation under
        Long-Term Incentive Plan                 ( 1,070)          ( 1,170)
                                                ---------         ---------
      Total shareholders' equity                  39,528            38,051
                                                ---------         ---------
                                                $125,180          $126,753
                                                =========         =========
See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                              For the three months ended
                                             Mar. 27, 1999   Mar. 28, 1998
                                                      (unaudited)


Net sales                                      $ 27,227         $ 23,301

Costs and expenses
  Cost of sales                                  20,130           17,056
  Selling, general and administrative             4,139            3,580
  Research and development                          736              722
                                               --------         --------
                                                 25,005           21,358

Operating earnings                                2,222            1,943

Non-operating income (expense)
  Interest income                                   391              545
  Interest expense                                 (593)            (558)
  Other, net                                         -              ( 25)
                                               ---------        ---------
                                                   (202)            ( 38)
                                               ---------        ---------
Earnings before Federal income taxes              2,020            1,905

Federal income tax expense                          600               -
                                               ---------        ---------
Net earnings                                      1,420            1,905

Dividends on preferred shares                       259              277
                                               ---------        ---------
Net earnings available for common shares       $  1,161         $  1,628
                                               =========        =========
Earnings per common share:
  Basic                                        $   0.17         $   0.25
                                               =========        =========
  Diluted                                      $   0.15         $   0.22
                                               =========        =========
Weighted average shares outstanding:
  Basic                                           6,642            6,448
                                               =========        =========
  Diluted                                         7,992            7,623
                                               =========        =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                              For the three months ended
                                             Mar. 27, 1999  Mar. 28, 1998
                                                     (unaudited)

 Operating activities:
  Net earnings                                 $ 1,420        $ 1,905
  Adjustments to net earnings to arrive at
   cash provided by operations:
    Depreciation and amortization                1,379          1,124
    Deferred compensation expense                  100            100
    Changes in, excluding effects of
     acquisition:
     Accounts receivable                        (4,896)        (1,895)
     Inventories                                  (439)        (1,555)
     Prepayments, other current assets
      and other                                   (375)         2,336
     Accounts payable and accrued liabilities     (822)           813
     Contract advances and deposits              3,613         (1,495)
                                               --------       --------
Cash (used) provided by operating activities       (20)         1,333

Investing activities:
  Purchase of property, plant and equipment       (813)        (1,116)
  Purchase of marketable securities             (8,053)        (6,024)
  Sale or redemption of marketable securities    3,534          5,313
                                               --------       --------
Cash used by investing activities               (5,332)        (1,827)

Financing activities:
  Proceeds from exercise of stock options           34             29
  Payments made on notes payable                (5,460)            -
  Payment of common share cash dividends          (199)          (162)
  Payment of preferred share cash dividends       (259)          (277)
                                               --------       --------
Cash used by financing activities               (5,884)          (410)

Net decrease in cash and cash equivalents      (11,236)          (904)

Cash and cash equivalents at beginning
of year                                         21,801         20,351
                                               --------       --------
Cash and cash equivalents at end of period     $10,565        $19,447
                                               ========       ========



Supplemental disclosures:
  Cash paid for: Interest                      $    -         $    -
                 Income taxes
                 (Federal, state and local)        306            272

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

Unaudited Consolidated Financial Statements

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation and subsidiaries (the "Company") for the fiscal year ended December 31, 1998, filed by the Company on Form 10-K with the Securities and Exchange Commission on March 17, 1999.

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

Backlog Data

The dollar amount of backlog of firm orders at March 27, 1999 was $164,030,000 compared to $98,818,000 at March 28, 1998.

Inventories

Inventories are summarized by major classification as follows:


                                      Mar. 27, 1999     Dec. 31, 1998
                                              (in thousands)

  Raw material and supplies             $  4,450             $ 4,292
  Work in process                          5,495               5,262
  Finished goods                             324                 276
                                         -------             -------
                                        $ 10,269             $ 9,830
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                          Three months ended
                                      Mar. 27, 1999     Mar. 28, 1998
                                              (in thousands)

Numerator:
 Net earnings available
  for common shares                     $ 1,161              $ 1,628
 Impact of assumed conversion
  of preferred shares                        38                   25
                                        -------              -------
Numerator for diluted
  calculation                           $ 1,199              $ 1,653
                                        =======              =======

Denominator:
 Weighted average common
  shares outstanding                      6,642                6,448
 Dilutive effect of stock
   options                                   69                  192
 Dilutive effect of conversion
   of preferred shares                    1,281                  983
                                        -------              -------
Denominator for diluted
  calculation                             7,992                7,623
                                        =======              =======


Business Segments

The Company operates in two segments that have been organized by the products and services they offer, as follows: Defense and Aerospace Systems and Satellite Products. The Defense and Aerospace Systems segment sells its products and services primarily to customers in the defense industry. The Satellite Products segment sells its products to customers in the satellite industry.

Principal products and services by segment are as follows:

  Defense and Aerospace Systems Segment
    Aircraft Stores Suspension and Release Equipment
    Airborne Mine Countermeasures Systems
    Command, Control and Communications Systems
    Undersea Warfare Sonar
    Technology and Analysis Services
    Electro-Ceramic Products
    Fiber Composite Products
  Satellite Products Segment
    Satellite Products

                                        Three months ended
                                   Mar. 27, 1999   Mar. 28, 1998
                                          (in thousands)

Net sales:
Defense and Aerospace Systems        $ 23,022       $ 18,886
Satellite Products                      4,205          4,415
                                      -------        -------
                                     $ 27,227       $ 23,301
                                      =======        =======
Operating earnings (loss):
Defense and Aerospace Systems        $  2,074       $  2,180
Satellite Products                        148           (237)
                                      -------        -------
                                        2,222          1,943
Net interest expense                      202             13
Other expense                              -              25
                                      -------        -------
Earnings before
  Federal income taxes               $  2,020       $  1,905
                                      =======        =======

Item 2.

                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations

First Three Months of 1999 Compared with First Three Months of 1998

Net sales for the first three months of 1999 were $27.2 million compared with $23.3 million reported in the same period in 1998. The increase is attributable to increased sales in the Defense and Aerospace Systems segment, partially offset by a decrease in the Satellite Products segment.

Within the Defense and Aerospace Systems segment, sales increases were recorded in aircraft armament products, command and control systems and sonar systems. These increases were more than offset by decreased ceramic product sales and fiber composite sales primarily due to delays in the receipt of orders. Accordingly, the increase within the segment resulted from the sales of technical services by TSA acquired in July 1998 and the sales of Specialty Plastics acquired in December 1998. Sales in the Satellite Products segment were $0.2 million lower than the prior year quarter due to the winding down of certain programs, partially offset by new programs.

Earnings from operations in the first three months of 1999 were $2.2 million compared with $1.9 million in the same period in 1998. Operating earnings and margin in the Defense and Aerospace Systems segment were lower than the prior year quarter due to a less favorable mix of programs. The decrease in operating earnings was offset by a marginal contribution of earnings from the recent acquisitions where margins were also lower than anticipated due to the mix of business and initial reorganization expenses. Operating earnings and margin in the Satellite Products segment improved compared to the first quarter of 1998 due to the mix of programs and the resolution of technical issues on certain programs.

Selling, general and administrative expenses in the first three months of 1999 were $0.6 million higher than the first three months of 1998. As a percent of sales, the level of expenses is consistent with the prior year quarter.

Company-sponsored research and development expenditures of $0.7 million were comparable to the corresponding period in 1998.

Non-operating expense, net, was $0.2 million in the first three months of 1999, compared with $0.04 million in the corresponding period of 1998. This increase was principally due to lower interest income as a result of lower levels of average invested cash.

The Company provided for Federal income taxes for the first three months of 1999 at an effective rate of 30%, which is currently the expected effective rate for the full year 1999. The Company recorded a tax provision in the first quarter of 1999 as it had previously fully recognized the benefit associated with its tax net operating loss carryforward.

Financial Condition

The Company's cash, cash equivalents and marketable securities decreased by $6.7 million from December 31, 1998 to $26.6 million at March 27, 1999. This decrease was primarily due to the $5.5 million payment of the note related to the acquisition of Specialty Plastics, $0.8 million for purchases of capital equipment and $0.5 million for payment of common and preferred dividends.

The notes receivable of $3.2 million at March 27, 1999, of which $1.1 million is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. The payer of the note is currently in arrears. The notes are fully secured by the related facility. The Company is working to resolve this matter with the payer and believes that the ultimate resolution of this matter will not have a material effect on the Company's consolidated financial statements.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million which are due each December 15th. As of March 27, 1999, the Company had $0.4 million of these debentures remaining in treasury to be used for these annual requirements. The remaining amount due in 1999 of $1.3 million is reflected in the current portion of long-term debt.

The Company also has an ESOT loan obligation with a balance at March 27, 1999 of $8.6 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions.

Capital expenditures in the first three months of 1999 totaled $0.8 million compared with $1.1 million in the same period in 1998. The total expenditures for 1999 are expected to be slightly higher than the total $3.6 million in 1998.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at March 27, 1999 was $164.0 million compared with $98.8 million a year ago and $151.8 million at December 31, 1998.

New Accounting Standard

Statement of Financial Accounting Standards No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities. This Statement, which is effective for all quarters of fiscal years beginning after June 15, 1999, requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. The Company believes that the impact of this Statement will not have a material impact on its consolidated financial statements.

Year 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning. The Company has been addressing the Y2K issue for some time and established a formal Y2K Program in 1998.

The Company has conducted several informal and formal Y2K reviews over the last two years of its products and internal systems. Based on these reviews, the only area where the Company has noted that Y2K could materially affect the Company's operations or products is that failures or miscalculations could be caused in the computerized accounting programs provided by outside vendors and used at the Company. The applicable vendors have provided modifications to their programs to deal with Y2K and these modifications are currently being tested. Initial testing has shown these modifications to be mostly effective. If these modifications do not prove to be entirely successful, the Company would be required to seek other methods to process its accounting information.

The Company's formal Y2K program was established to ensure that the Company's initial conclusions were correct. The program is conducted under the direction of its Vice President & General Counsel and oversight of the Audit Committee of the Board of Directors. The Y2K "Committee" consists of a Y2K coordinator from each operating location and has met twice to date. The Committee will meet formally four times over the next eight months to review plans and to share results of each of the Committee member's efforts.

The Company's Y2K Program addresses Y2K from four perspectives:

* the Company looks at the products and services it sells to determine whether Y2K will impact their performance;

* the Company looks at the materials, products and services it buys to determine whether the suppliers of such materials, products and services or the materials, products or services themselves will be impacted by Y2K in such a way as to adversely impact the Company's operations;

* the Company looks at its interfaces with its customers and suppliers to determine whether Y2K will adversely affect such interfaces; and

* the Company reviews its internal operations, including engineering, manufacturing, finance and administrative (office and facilities equipment, general purpose computers and related systems) to determine whether Y2K will adversely affect any of these functions.

The formalized Y2K program encompasses three phases:

* Phase 1 established a baseline of Y2K compliance by a thorough review and audit of each of the above four perspectives and determined readiness by analysis and/or actual testing as necessary. This phase has been completed.

* Phase 2 determines a budget and actions necessary to bring into compliance any areas determined to be either deficient, potentially deficient or in an indeterminable state and a schedule for implementation completion. This phase is nearly complete. To date, a budget of $250,000 has been established for costs of those areas and actions identified. These costs are being expensed as incurred.

* Phase 3 will verify by analysis and actual test that any material Y2K issues have been corrected and that all systems are Y2K compliant. This phase is expected to be completed by the third quarter of 1999. Contingency plans will also be established at that time. Significant testing has already taken place, and no material issues have been identified.

Based upon the Company's review over the last two years and its testing and findings to date, the Company does not believe that any costs associated with Y2K will be material. However, if the modifications to accounting programs provided by outside vendors, which to date have proven successful, do not eventually prove entirely successful, the cost of replacing these programs could have a material adverse effect. The Company presently expects that any necessary remedial costs will be expensed.

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

                          PART II - OTHER INFORMATION

Item 5.  Submissions of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 27, 1999, the following actions were taken:

a. Messrs. Frank A. Fariello, Robert M. Hanisee, George A. Strutz, Jr., and James M. Smith were elected as directors, each receiving at least 6,499,439 votes.

b. The appointment of KPMG LLP as independent auditors for the Company for the year 1999 was ratified: there were 6,756,899 votes cast in favor, 30,209 votes cast against, and 130,486 abstentions.

Item 6.  (a) Exhibits

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

Date: May 5, 1999