Form 10-Q
period 1999-06-26
EDO CORP
filed 1999-08-06
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

For Quarter Ended                                                 June 26, 1999

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

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at Jun. 26, 1999
-------------------------------------          ----------------------------
Common shares, par value $1 per share                   6,718,078

                                EDO CORPORATION
                                     INDEX


                                                               Page No.

Face Sheet                                                         1

Index                                                              2

Part I           Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                     June 26, 1999 and
                     December 31, 1998                             3

                 Consolidated Statements of Earnings -
                     Three Months Ended
                     June 26, 1999 and
                     June 27, 1998                                4

                Consolidated Statements of Earnings -
                     Six Months Ended
                     June 26, 1999 and
                     June 27, 1998                                5

                Consolidated Statements of Cash Flows -
                     Six Months Ended
                     June 26, 1999 and
                     June 27, 1998                                6

                 Notes to Consolidated Financial Statements       7-8

  Item 2.        Management's Discussion and Analysis
                     of Financial Condition and
                     Results of Operations                        9-13

Part II          Other Information                                 14

Signature                                                          15

                                                                         Page 3
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                               Jun. 26, 1999   Dec. 31, 1998
Assets                                          (unaudited)
Current assets:
  Cash and cash equivalents                      $  14,000        $  21,801
  Marketable securities                             16,095           11,519
  Accounts receivable, net                          39,839           39,853
  Inventories                                       12,568            9,830
  Deferred tax asset, net                            1,280            1,280
  Prepayments and other current assets               2,748            2,177
                                                 ---------        ---------
     Total current assets                           86,530           86,460
Property, plant and equipment, net                  13,269           13,964
Notes receivable                                     1,875            2,300
Cost in excess of fair value of net
  assets acquired, net                              11,116           11,736
Other assets                                        13,169           12,293
                                                 ---------        ---------
                                                 $ 125,959        $ 126,753
                                                 =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities      $  22,614         $  24,427
  Contract advances and deposits                   18,808            14,538
  Note payable                                          -             5,460
  Current portion of long-term debt                 1,317             1,317
                                                ---------        ----------
     Total current liabilities                     42,739            45,742
Long-term debt                                     28,000            28,000
ESOT loan obligation                                8,192             8,955
Postretirement obligation                           3,443             3,443
Environmental obligation                            2,467             2,562

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $12,459 in the aggregate in 1999),
 authorized 500,000 shares, 58,299 issued
 in 1999 and 60,641 in 1998)                           58                61
Common shares, par value $1 per share,
 authorized 25,000,000 shares, issued
 8,453,902 in both periods                          8,454             8,454
Additional paid-in capital                         28,992            30,142
Retained earnings                                  37,336            35,294
                                                ---------         ---------
                                                   74,840            73,951
Less: Treasury shares at cost
       (1,735,824 shares in 1999 and
        1,821,634 shares in 1998)                 (24,561)          (25,775)
      ESOT loan obligation                        ( 8,192)          ( 8,955)
      Deferred compensation under
        Long-Term Incentive Plan                  (   969)          ( 1,170)
                                                 ---------         ---------
      Total shareholders' equity                   41,118            38,051
                                                 ---------         ---------
                                                 $125,959          $126,753
                                                 =========         =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                              For the three months ended
                                             Jun. 26, 1999   Jun. 27, 1998
                                                      (unaudited)

Net sales                                      $ 27,768         $ 23,397
Costs and expenses
  Cost of sales                                  20,347           16,608
  Selling, general and administrative             4,242            3,596
  Research and development                          789              824
                                               --------         --------
                                                 25,378           21,028

Operating earnings                                2,390            2,369

Non-operating income (expense)
  Interest income                                   397              482
  Interest expense                                 (592)            (548)
  Other, net                                         -              ( 25)
                                               ---------        ---------
                                                   (195)            ( 91)
                                               ---------        ---------
Earnings before Federal income taxes              2,195            2,278

Federal income tax expense                          665               -
                                               ---------        ---------
Net earnings                                      1,530            2,278

Dividends on preferred shares                       249              263
                                               ---------        ---------
Net earnings available for common shares       $  1,281         $  2,015
                                               =========        =========
Earnings per common share:
  Basic                                        $   0.19         $   0.31
                                               =========        =========
  Diluted                                      $   0.17         $   0.27
                                               =========        =========
Weighted average shares outstanding:
  Basic                                           6,676            6,527
                                               =========        =========
  Diluted                                         7,903            7,644
                                               =========        =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                              For the six months ended
                                           Jun. 26, 1999   Jun. 27, 1998
                                                    (unaudited)

Net sales                                      $ 54,995         $ 46,698

Costs and expenses
  Cost of sales                                  40,477           33,664
  Selling, general and administrative             8,381            7,176
  Research and development                        1,525            1,546
                                               --------         --------
                                                 50,383           42,386

Operating earnings                                4,612            4,312

Non-operating income (expense)
  Interest income                                   788            1,027
  Interest expense                               (1,185)          (1,106)
  Other, net                                         -              ( 50)
                                               ---------        ---------
                                                   (397)            (129)
                                               ---------        ---------
Earnings before Federal income taxes              4,215            4,183

Federal income tax expense                        1,265               -
                                               ---------        ---------
Net earnings                                      2,950            4,183

Dividends on preferred shares                       508              540
                                               ---------        ---------
Net earnings available for common shares       $  2,442         $  3,643
                                               =========        =========
Earnings per common share:
  Basic                                        $   0.37         $   0.56
                                               =========        =========
  Diluted                                      $   0.32         $   0.49
                                               =========        =========
Weighted average shares outstanding:
  Basic                                           6,660            6,488
                                               =========        =========
  Diluted                                         7,948            7,608
                                               =========        =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                               For the six months ended
                                             Jun. 26, 1999  Jun. 27, 1998
                                                     (unaudited)

 Operating activities:
  Net earnings                                 $ 2,950        $ 4,183
  Adjustments to net earnings to arrive at
   cash provided (used) by operations:
    Depreciation and amortization                3,007          2,135
    Deferred compensation expense                  201            202
    Common shares issued for directors' fees        27             23
    Changes in:
     Accounts receivable                            14         (4,740)
     Inventories                                (2,738)        (2,655)
     Prepayments, other current assets
      and other                                 (1,247)         1,808
     Accounts payable, accrued liabilities
      and other                                 (1,908)        (1,390)
     Contract advances and deposits              4,270         (2,461)
                                               --------       --------
Cash provided (used) by operating activities     4,576         (2,895)

Investing activities:
  Purchase of property, plant and equipment     (1,466)        (2,312)
  Purchase of marketable securities             (8,112)        (6,030)
  Sale or redemption of marketable securities    3,536         14,877
                                               --------       --------
Cash (used) provided by investing activities    (6,042)         6,535

Financing activities:
  Proceeds from exercise of stock options           34            262
  Payments received on notes receivable             -             222
  Payment made on note payable                  (5,460)            -
  Payment of common share cash dividends          (401)          (359)
  Payment of preferred share cash dividends       (508)          (540)
                                               --------       --------
Cash used by financing activities               (6,335)          (415)

Net (decrease) increase in cash and cash        (7,801)         3,225
 equivalents

Cash and cash equivalents at beginning
 of year                                        21,801         20,351
                                               --------       --------
Cash and cash equivalents at end of period     $14,000        $23,576
                                               ========       ========

Supplemental disclosures:
  Cash paid for: Interest                      $  1,026     $  1,057
                 Income taxes
                 (Federal, state and local)         800        1,278

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

Backlog Data

The dollar amount of backlog of firm orders at June 26, 1999 was $153,910,000 compared to $139,018,000 at June 27, 1998.

Inventories

Inventories are summarized by major classification as follows:


                                      Jun. 26, 1999     Dec. 31, 1998
                                              (in thousands)

  Raw materials and supplies            $  4,970             $ 4,292
  Work-in-process                          7,195               5,262
  Finished goods                             403                 276
                                         -------             -------
                                        $ 12,568             $ 9,830
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three months ended    Six months ended
                                      6/26/99    6/27/98    6/26/99  6/27/98
                                        (in thousands)        (in thousands)

Numerator:
 Net earnings available
  for common shares                  $ 1,281     $ 2,015    $ 2,442   $ 3,643
 Impact of assumed conversion
  of preferred shares                     35          28         73        51
                                       ------     -------    -------   -------
Numerator for diluted
  calculation                        $ 1,316     $ 2,043    $ 2,515   $ 3,694
                                      =======     =======    =======   =======

Denominator:
 Weighted average common
  shares outstanding                    6,676      6,527      6,660     6,488
 Dilutive effect of stock
   options                                 50        187         60       190
 Dilutive effect of conversion
   of preferred shares                  1,177        930      1,228       930
                                        ------     ------     ------    ------
Denominator for diluted
  calculation                           7,903       7,644     7,948     7,608
                                       =======     =======   =======    ======

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

                                Three months ended      Six months ended
                                 6/26/99  6/27/98      6/26/99    6/27/98
                                  (in thousands)         (in thousands)

Net sales:
Defense and Aerospace Systems  $ 23,661   $ 18,949    $ 46,683   $ 37,835
Satellite Products                4,107      4,448       8,312      8,863
                                -------    -------     -------    -------
                               $ 27,768   $ 23,397    $ 54,995   $ 46,698
                                =======    =======     =======    =======
Operating earnings (loss):
Defense and Aerospace Systems  $  2,271   $  2,508    $  4,345   $  4,688
Satellite Products                  119       (139)        267       (376)
                                -------     -------     -------    -------
                                  2,390      2,369       4,612      4,312
Interest expense, net               195         66         397         79
Other expense                        -          25          -          50
                                -------     -------     -------    -------
Earnings before
  Federal income taxes         $  2,195   $  2,278    $  4,215   $  4,183
                                =======     =======     =======    =======

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations


Results of Operations

Three Months Ended June 26, 1999 compared with Three Months Ended June 27, 1998

Net sales for the second quarter of 1999 were $27.8 million compared with $23.4 million reported in the same period in 1998. The increase is attributable to increased sales in the Defense and Aerospace Systems segment, partially offset by a decrease in the Satellite Products segment.

Sales in the Defense and Aerospace Systems segment were $4.7 million greater than the prior year quarter. Sales increases were recorded in airborne mine countermeasures systems, command, control and communications systems, technology services and analysis, and fiber composite products. These increases were offset by a decrease in sales of electro-ceramic products resulting from a delay in the receipt of orders. The increase in technology services and analysis sales is attributable to the acquisition in July 1998, of the assets of the Technology Services Group of Global Associates, Ltd., now operating as EDO Technology Services and Analysis (EDO TSA). The net increase in sales of fiber composite products resulted from the acquisition in December 1998, of Specialty Plastics, Inc., a manufacturer of lightweight fiber composite pipe, now operating as EDO Specialty Plastics. This increase in sales was partially offset by lower sales of fiber composite waste tanks due to a reduction in orders. Sales in the Satellite Products segment were $0.3 million lower than the prior year quarter due to the winding down of certain programs, partially offset by new programs.

Earnings from operations in the second quarter of 1999 were $2.4 million, the same as the second quarter of 1998. Operating earnings and margin in the Defense and Aerospace Systems segment were lower than the prior year quarter due to lower relative margins of the recent aforementioned acquisitions and the lower sales level of electro-ceramic products and fiber composite waste tanks. Operating earnings and margin in the Satellite Products segment improved compared to the second quarter of 1998 due to the mix of programs and the resolution of technical issues on certain programs.

Selling, general and administrative expenses in the second quarter of 1999 were $0.6 million higher than the second quarter of 1998. At 15.3 percent of sales, the level of expenses is consistent with the prior year quarter.

Company-sponsored research and development expenditures of $0.8 million were comparable to the corresponding period in 1998.

Non-operating expense, net, was $0.2 million in the second quarter of 1999, compared with $0.1 million in the corresponding period of 1998. This increase was principally due to lower interest income as a result of lower levels of average invested cash.

The Company provided for Federal income taxes for the second quarter of 1999 at an effective rate of 30%, which is currently the expected effective rate for the full year 1999. The Company recorded a tax provision in the second quarter of 1999 as it had previously fully recognized the benefit associated with its tax net operating loss carryforward.

First Six Months of 1999 compared with First Six Months of 1998

Net sales for the first six months of 1999 were $55.0 million compared with $46.7 million reported in the same period in 1998. The increase is attributable to increased sales in the Defense and Aerospace Systems segment, partially offset by a decrease in the Satellite Products segment.

Sales in the Defense and Aerospace Systems segment were $8.8 million greater than the prior year period. Sales increases were recorded in aircraft stores suspension and release equipment, command, control and communications systems, technology services and analysis, and fiber composite products. These increases were offset by a decrease in sales of electro-ceramic products resulting from a delay in the receipt of orders. The increase in technology services and analysis sales is attributable to the acquisition of EDO TSA. The net increase in sales of fiber composite products resulted from the acquisition of EDO Specialty Plastics. This increase in sales was partially offset by lower sales of fiber composite waste tanks due to a reduction in orders. Sales in the Satellite Products segment were $0.6 million lower than the prior year period due to the winding down of certain programs, partially offset by new programs.

Earnings from operations in the first six months of 1999 were $4.6 million compared to $4.3 million in the first six months of 1998. Operating earnings and margin in the Defense and Aerospace Systems segment were lower than the prior year period due to lower relative margins of the recent aforementioned acquisitions and the lower sales level of electro-ceramic products and fiber composite waste tanks. Operating earnings and margin in the Satellite Products segment improved compared to the first six months of 1998 due to the mix of programs and the resolution of technical issues on certain programs.

Selling, general and administrative expenses in the first six months of 1999 were $1.2 million higher than the first six months of 1998. At 15.2 percent of sales, the level of expenses is consistent with the prior year period.

Company-sponsored research and development expenditures of $1.5 million were comparable to the corresponding period in 1998.

Non-operating expense, net, was $0.4 million in the first six months of 1999, compared with $0.1 million in the corresponding period of 1998. This increase was principally due to lower interest income as a result of lower levels of average invested cash.

The Company provided for Federal income taxes for the first six months of 1999 at an effective rate of 30%, which is currently the expected effective rate for the full year 1999. The Company recorded a tax provision in the first six months of 1999 as it had previously fully recognized the benefit associated with its tax net operating loss carryforward.

Financial Condition

The Company's cash, cash equivalents and marketable securities decreased by $3.2 million from December 31, 1998 to $30.1 million at June 26, 1999. This decrease was primarily due to the $5.5 million payment in January 1999 of the note related to the acquisition of EDO Specialty Plastics, $1.5 million for purchases of capital equipment and $0.9 million for payment of common and preferred dividends, offset by cash from operating activities of $4.6 million.

In February 1999, the Company announced that it had retained an investment banking firm to evaluate strategic alternatives regarding its Satellite Products segment to determine how it best fits with the Company's long-term growth plan. The alternatives include the possible sale of the business.

Inventories increased by $2.7 million from December 31, 1998, to $12.6 million at June 26, 1999 primarily due to work-in-process attributable to timing issues. The level of inventories is expected to decline by year-end.

The notes receivable of $3.2 million at June 26, 1999, of which $1.3 million is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. The payer of the note was in arrears as of June 26, 1999. However, in July 1999, the past due amounts were received by the Company. The notes are fully secured by the related facility.

The Company has outstanding $29.3 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million which are due each December 15th. As of June 26, 1999, the Company had $0.4 million of these debentures remaining in treasury to be used for these annual requirements. The remaining amount due in 1999 of $1.3 million is reflected in the current portion of long-term debt. In July 1999, the Company purchased $1.6 million face value of these debentures for $1.4 million. The Company, therefore, now holds $2.0 million of these debentures, of which $1.8 million will be used to satisfy the next sinking fund requirement on December 15, 1999.

The Company also has an ESOT loan obligation with a balance at June 26, 1999 of $8.2 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company.

Capital expenditures in the first six months of 1999 totaled $1.5 million compared with $2.3 million in the same period in 1998. The total expenditures for 1999 are expected to be approximately the same level as the total $3.6 million in 1998.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at June 26, 1999 was $153.9 million compared with $139.0 million a year ago and $151.8 million at December 31, 1998.

New Accounting Standards

Statement of Financial Accounting Standards No. 133, as amended, establishes standards for the accounting and reporting of derivative instruments and hedging activities. This Statement, which is effective for all quarters of fiscal years beginning after June 15, 2000, requires companies to record derivatives on the balance sheet as assets or liabilities at their fair values. In certain circumstances, changes in the values of such derivatives may be required to be recorded as gains or losses. The Company believes that the impact of this Statement will not have a material impact on its consolidated financial statements.

Year 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning. The Company has been addressing the Y2K issue for some time and established a formal Y2K program in 1998.

The Company has conducted several informal and formal Y2K reviews over the last two years of its products and internal systems. Based on these reviews, the only area where the Company has noted that Y2K could materially affect the Company's operations or products is that failures or miscalculations could be caused in the computerized accounting programs provided by outside vendors and used at the Company. The applicable vendors have provided modifications to their programs to deal with Y2K and these modifications are currently being tested. This testing, which should be completed by the third quarter, has to date shown these modifications to be mostly effective. If these modifications do not prove to be entirely successful, the Company would be required to seek other methods to process its accounting information.

The Company's formal Y2K program was established to ensure that the Company's initial conclusions were correct. The program is conducted under the direction of its Vice President & General Counsel and oversight of the Audit Committee of the Board of Directors. The Y2K "Committee" consists of a Y2K coordinator from each operating location and has met three times to date. The Committee will meet formally three times over the next six months to review plans and to share results of each of the Committee member's efforts.

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

* Phase 2 determines a budget and actions necessary to bring into compliance any areas determined to be either deficient, potentially deficient or in an indeterminable state and a schedule for implementation completion. This phase is essentially complete. To date, a budget of $250,000 has been established for costs of those areas and actions identified. These costs are being expensed as incurred.

* Phase 3 will verify by analysis and actual testing that any material Y2K issues have been corrected and that all systems are Y2K compliant. This phase is nearly complete. Contingency plans will also be established in the fourth quarter, as necessary. Testing is nearly complete, and no material issues have been identified.

Based upon the Company's review over the last two years and its testing and findings to date, the Company does not believe that any costs associated with Y2K will be material. However, if the modifications to accounting programs provided by outside vendors, which to date have proven successful, do not eventually prove entirely successful, the cost of replacing these programs could have a material adverse effect. The Company presently expects that any necessary remedial costs will be expensed. As part of the Company's Y2K program, the Company is currently seeking information regarding Y2K compliance from vendors, customers, manufacturers and financial institutions associated with the Company. However, given the reliance on third party information as it relates to their compliance programs, no assurance can be given that the Company's information systems or operations will not be affected by third party failures to complete their Y2K projects on a timely basis.

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

         None.

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

Date: August 6, 1999