Form 10-Q
period 1999-09-25
EDO CORP
filed 1999-11-09
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 25, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number                                                   1-3985

                                EDO CORPORATION
            (Exact name of registrant as specified in its charter)

      New York                                          No. 11-0707740
(State or other jurisdiction                            (I.R.S. Employee
of incorporation or organization)                       Identification No.)

60 East 42nd Street, Suite 5010, New York, NY            10165
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (212) 716-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at Nov. 8, 1999
-------------------------------------          ----------------------------
Common shares, par value $1 per share                   6,746,557

                                EDO CORPORATION
                                     INDEX


                                                               Page No.

Face Sheet                                                         1

Index                                                              2

Part I           Financial Information

  Item 1.        Financial Statements

                 Consolidated Balance Sheets -
                     September 25, 1999 and
                     December 31, 1998                             3


                 Consolidated Statements of Operations -
                     Three Months Ended
                     September 25, 1999 and
                     September 26, 1998                            4


                Consolidated Statements of Operations -
                     Nine Months Ended
                     September 25, 1999 and
                     September 26, 1998                            5


                Consolidated Statements of Cash Flows -
                     Nine Months Ended
                     September 25, 1999 and
                     September 26, 1998                            6


                 Notes to Consolidated Financial Statements       7-9


  Item 2.        Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                          9-14


Part II          Other Information                                 14


Signature                                                          15

                                                                         Page 3
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                               Sept. 25, 1999   Dec. 31, 1998
Assets                                          (unaudited)
Current assets:
  Cash and cash equivalents                      $  13,120        $  21,991
  Marketable securities                             15,880           11,519
  Accounts receivable, net                          32,999           30,182
  Inventories                                       12,009            9,250
  Deferred tax asset, net                            3,170            1,280
  Prepayments and other current assets               1,988            2,071
                                                 ---------        ---------
     Total current assets                           79,166           76,293
Property, plant and equipment, net                   9,243            8,694
Notes receivable                                     1,663            2,300
Cost in excess of fair value of net
  assets acquired, net                               4,795            5,308
Other assets                                        14,395           12,215
Net assets of discontinued operations                9,920           19,820
                                                 ---------        ---------
                                                 $ 119,182        $ 124,630
                                                 =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities       $  22,938        $  23,253
  Contract advances and deposits                    15,980           13,589
  Note payable                                         -              5,460
  Current portion of long-term debt                    -              1,317
                                                 ---------       ----------
     Total current liabilities                      38,918           43,619
Long-term debt                                      27,765           28,000
ESOT loan obligation                                 7,811            8,955
Postretirement obligation                            3,443            3,443
Environmental obligation                             2,174            2,562

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $12,312 in the aggregate in 1999),
 authorized 500,000 shares, 57,609 issued
 in 1999 and 60,641 in 1998)                            58               61
Common shares, par value $1 per share,
 authorized 25,000,000 shares, issued
 8,453,902 in both periods                           8,454            8,454
Additional paid-in capital                          28,682           30,142
Retained earnings                                   35,057           35,294
Accumulated other comprehensive loss                  (279)             -
                                                 ---------        ---------
                                                    71,972           73,951
Less: Treasury shares at cost
       (1,711,798 shares in 1999 and
        1,821,634 shares in 1998)                  (24,221)         (25,775)
      ESOT loan obligation                         ( 7,811)         ( 8,955)
      Deferred compensation under
        Long-Term Incentive Plan                      (869)         ( 1,170)
                                                  ---------        ---------
      Total shareholders' equity                    39,071           38,051
                                                  ---------       ---------
                                                  $119,182         $124,630
                                                  =========       =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 4
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)

                                                For the three months ended
                                               Sept. 25, 1999   Sept. 26, 1998
                                                        (unaudited)
Continuing Operations:
Net sales                                         $ 23,812         $ 20,035

Costs and expenses
  Cost of sales                                     17,323           14,044
  Selling, general and administrative                3,342            2,876
  Research and development                             691              428
                                                   --------         -------
                                                    21,356           17,348

Operating earnings                                   2,456            2,687
Non-operating income (expense)
  Interest income                                      431              435
  Interest expense                                    (648)            (569)
  Other, net                                           153             ( 25)
                                                  ---------        ---------
                                                       (64)            (159)
                                                  ---------        ---------
Earnings before Federal income taxes                 2,392            2,528
Federal income tax expense                             715               -
                                                  ---------        ---------
Earnings from continuing operations                  1,677            2,528

Discontinued Operations:
  Earnings (loss) from discontinued
   satellite systems business, net of
   income taxes                                        167             (256)
  Estimated loss on disposal, net of
   income tax benefit                               (3,675)              -
                                                  ---------        ---------
Loss from discontinued operations                   (3,508)            (256)

Net earnings (loss)                                 (1,831)           2,272
Dividends on preferred shares                          246              264
                                                  ---------        ---------
Net earnings(loss)available for common shares     $ (2,077)        $  2,008
                                                  =========        =========
Earnings (loss) per common share:
  Basic:
    Continuing operations                         $   0.21         $   0.34
    Discontinued operations                          (0.52)           (0.04)
                                                  ---------        ---------
    Net                                           $  (0.31)        $   0.30
                                                  =========        =========
  Diluted:
    Continuing operations                         $   0.18         $   0.29
    Discontinued operations                          (0.43)           (0.03)
                                                  ---------        ---------
    Net                                            $ (0.25)        $   0.26
                                                 ==========        =========
Weighted average shares outstanding:
  Basic                                              6,728            6,590
                                                  =========        =========
  Diluted                                            8,168            7,833
                                                  =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 5
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Operations
                   (in thousands, except per share amounts)

                                                  For the nine months ended
                                               Sept. 25, 1999   Sept. 26, 1998
                                                        (unaudited)
Continuing Operations:
Net sales                                         $ 70,495         $ 57,870

Costs and expenses
  Cost of sales                                     52,195           41,300
  Selling, general and administrative                9,911            8,290
  Research and development                           1,953            1,257
                                                  --------         --------
                                                    64,059           50,847

Operating earnings                                   6,436            7,023
Non-operating income (expense)
  Interest income                                    1,219            1,462
  Interest expense                                  (1,833)          (1,675)
  Other, net                                           153             ( 75)
                                                  ---------        ---------
                                                      (461)            (288)
                                                  ---------        ---------
Earnings before Federal income taxes                 5,975            6,735
Federal income tax expense                           1,790               -
                                                  ---------        ---------
Earnings from continuing operations                  4,185            6,735

Discontinued Operations:
  Earnings (loss) from discontinued
   satellite systems business, net of
   income taxes                                        609             (280)
  Estimated loss on disposal, net of income
   tax benefit                                      (3,675)              -
                                                  ---------        ---------
Loss from discontinued operations                   (3,066)            (280)

Net earnings                                         1,119            6,455
Dividends on preferred shares                          755              804
                                                  ---------        ---------
Net earnings available for common shares          $    364         $  5,651
                                                  =========        =========
Earnings (loss) per common share:
  Basic:
      Continuing operations                        $  0.51          $  0.91
      Discontinued operations                        (0.46)           (0.04)
                                                  ---------        ---------
      Net                                          $  0.05          $  0.87
                                                  =========        =========
  Diluted:
Continuing operations                              $  0.44           $ 0.78
Discontinued operations                              (0.38)           (0.04)
                                                  ---------        ---------
Net                                                $  0.06           $ 0.74
                                                  =========        =========
Weighted average shares outstanding:
  Basic                                              6,683            6,523
                                                  =========        =========
  Diluted                                            8,022            7,701
                                                  =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 6
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                  For the nine months ended
                                                Sept. 25, 1999  Sept. 26, 1998
                                                        (unaudited)

 Operating activities:
  Earnings from continuing operations              $ 4,185          $ 6,735
  Adjustments to earnings from continuing
   operations to arrive at cash provided
   by continuing operations:
    Depreciation and amortization                    2,753            1,626
    Gain on repurchase of convertible debentures      (147)               -
    Deferred compensation expense                      301              301
    Common shares issued for directors' fees            57               45
    Changes in:
     Accounts receivable                            (2,817)          (2,978)
     Inventories                                    (2,759)          (3,430)
     Prepayments, other current assets
      and other                                     (2,380)          (1,302)
     Accounts payable, accrued liabilities
      and other                                       (703)             533
     Contract advances and deposits                  2,391            3,966
                                                   --------         --------
Cash provided by continuing operations                 881            5,496

Net cash provided by discontinued operations         4,964            2,036

Investing activities:
  Purchase of property, plant and equipment         (2,462)          (2,381)
  Acquisition of assets of TSA                         -             (4,308)
  Purchase of marketable securities                 (8,176)         (13,044)
  Sale or redemption of marketable securities        3,536           17,377

                                                    -------         --------
Cash used by investing activities                   (7,102)          (2,356)

Financing activities:
  Proceeds from exercise of stock options               34              338
  Payments received on notes receivable                575              450
  Payment made on note payable                      (5,460)              -
  Repurchase of convertible debentures              (1,405)              -
  Payment of common share cash dividends              (603)            (557)
  Payment of preferred share cash dividends           (755)            (804)
                                                   --------         --------
Cash used by financing activities                   (7,614)            (573)

Net (decrease) increase in cash and cash            (8,871)           4,603
 equivalents

Cash and cash equivalents at beginning
 of year                                            21,991         20,616
                                                   --------       --------
Cash and cash equivalents at end of period         $13,120        $25,219
                                                   ========       ========

Supplemental disclosures:
  Cash paid for: Interest                         $  1,026       $  1,087
                 Income taxes
                 (Federal, state and local)          1,969          1,281

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

Discontinued Operations

In November 1999, the Board of Directors of the Company approved the decision to sell its Satellite Products business. Pursuant to EITF 95-18, "Accounting and Reporting for a Discontinued Business Segment When the Measurement Date Occurs after the Balance Sheet Date but before the Issuance of Financial Statements," as of September 25, 1999, the Company recorded an estimated loss on the sale of this business of $3.7 million (net of a $1.8 million income tax benefit) based on an estimated sales price of $10.0 million. The estimated sales price is based on negotiations the Company has had with a potential buyer.

The Company anticipates that the sale of the Satellite Products business will be completed within the next three months and that the business will operate at approximately break-even during the disposal period. Accordingly, pursuant to the aforementioned EITF, the consolidated financial statements of the Company have been restated to reflect the Satellite Products business as discontinued operations. Revenues, costs and expenses, assets and liabilities, cash flows and backlog associated with the Satellite Products business have been excluded from the respective captions.

Summarized financial information for the discontinued operations is as follows:


                           Three months ended           Nine months ended
                          Sept. 25,   Sept. 26,          Sept. 25,  Sept. 26,
                             1999       1998               1999       1998
                             (in thousands)                (in thousands)

Net sales                  $3,650     $3,142             $11,962    $12,005

Net earnings (loss)          $167      $(256)               $609      $(280)

                                        Sept. 25,   Dec. 31,
                                           1999       1998
                                            (in thousands)

Accounts receivable                      $6,257     $ 9,671
Inventory                                   212         580
Property, plant and equipment             4,275       5,270
Goodwill                                  6,155       6,428
Other assets                                104           -
Reserve for loss on disposal             (4,636)          -
Liabilities                              (2,447)     (2,129)
                                        --------    --------
Net assets of discontinued
  operations                             $9,920     $19,820
                                        ========    ========

Backlog Data

The dollar amount of backlog of firm orders, excluding that of the discontinued operations, at September 25, 1999 was $132,595,000 compared to $124,493,000 at September 26, 1998.

Inventories

Inventories are summarized by major classification as follows:


                                      Sept. 25, 1999      Dec. 31, 1998
                                              (in thousands)

  Raw materials and supplies            $  4,278             $ 3,960
  Work-in-process                          7,306               5,038
  Finished goods                             425                 252
                                         -------             -------
                                        $ 12,009            $  9,250
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                  Three months ended        Nine months ended
                                 Sept. 25,   Sept. 26,     Sept. 25,  Sept. 26,
                                   1999        1998          1999       1998
                                    (in thousands)            (in thousands)

Numerator:
 Earnings from continuing
  operations available for
  common shares                    $  1,431     $ 2,264      $ 3,430   $ 5,931
 Impact of assumed conversion
  of preferred shares                    41          32          115        85
                                     -------     -------      -------   -------
Numerator for diluted
  calculation                      $  1,472     $ 2,296      $ 3,545   $ 6,016
                                    ========     =======      =======   =======

                                                                         Page 9
Denominator:
 Weighted average common
  shares outstanding                    6,728      6,590       6,683     6,523
 Dilutive effect of stock
   options                                 65        163          62       181
 Dilutive effect of conversion
   of preferred shares                  1,375      1,080       1,277       997
                                        ------     ------      ------    ------
Denominator for diluted
  calculation                           8,168      7,833       8,022     7,701
                                       =======    =======     =======    ======

Comprehensive Income

As of September 25, 1999, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents unrealized holding losses on available for sale securities. Comprehensive income (loss) for the three month and nine month periods ended September 25, 1999 was $(2,110,000) and $840,000, respectively. Comprehensive income equaled net income for the comparable 1998 periods.

Acquisition

On November 2, 1999, the Company acquired the stock of M. Technologies, Inc., an integrator of aircraft weapons and avionics systems, for $4.5 million.
Three million dollars was paid at closing and the remaining $1.5 million will be paid over three years. Contingent consideration may also be paid if certain performance criteria are met. The transaction will be accounted for as a purchase. M. Technologies' sales for 1998 were $4.4 million. On a pro forma basis, had the M. Technologies acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Results of Operations

As discussed in the Notes to Consolidated Financial Statements, the Company has made a decision to sell its Satellite Products segment. Accordingly, the Company's continuing operations consist solely of its Defense and Aerospace Systems segment.

Three Months Ended September 25, 1999 compared with Three Months Ended September 26, 1998

Net sales for the third quarter of 1999 were $23.8 million compared with $20.0 million reported in the same period in 1998. Sales increases were recorded in airborne mine countermeasures systems, command, control and communications systems, technology services and analysis, and fiber composite products. These increases were offset by a decrease in sales of electro-ceramic products resulting from delays in the receipt of orders. The increase in technology services and analysis sales is attributable to the acquisition in July 1998 of the assets of the Technology Services Group of Global Associates, Ltd., now operating as EDO Technology Services and Analysis (EDO TSA). The increase in sales of fiber composite products resulted from the acquisition in December 1998 of Specialty Plastics, Inc., a manufacturer of lightweight fiber composite pipe, now operating as EDO Specialty Plastics. This increase in sales was partially offset by lower sales of fiber composite waste tanks due to a reduction in orders.

Operating earnings from continuing operations in the third quarter of 1999 were $2.5 million compared with $2.7 million reported in the same period in 1998. Operating earnings and operating margin were lower than the prior year quarter primarily due to: the decrease in sales of electro-ceramic products, as mentioned above, which resulted in lower margins on such sales; lower relative margins of the aforementioned acquisitions; and increased research and development expenditures, discussed below. The recent declining trend of the operating earnings and operating margin of electro-ceramic products is not expected to continue.

Selling, general and administrative expenses in the third quarter of 1999 were $0.5 million higher than the third quarter of 1998. At approximately 14 percent of sales, the level of expenses is consistent with the prior year quarter.

Company-sponsored research and development expenditures of $0.7 million were $0.3 million higher than the corresponding period in 1998, primarily as a result of increased efforts related to sonar and aircraft armament systems.

Non-operating expense, net, was $0.1 million in the third quarter of 1999, compared with $0.2 million in the corresponding period of 1998. This reduction was primarily due to a gain of $0.1 million relating to the purchase on the open market of the Company's outstanding debentures in order to meet short-term sinking fund requirements.

The Company provided for Federal income taxes for the third quarter of 1999 at an effective rate of approximately 30%, which is the expected effective rate for the full year 1999. The Company recorded a tax provision in the third quarter of 1999 as it had previously fully recognized the benefit associated with its tax net operating loss carryforward.

First Nine Months of 1999 compared with First Nine Months of 1998

Net sales for the first nine months of 1999 were $70.5 million compared with $57.9 million reported in the same period in 1998. Sales increases were recorded in aircraft stores suspension and release equipment, command, control and communications systems, technology services and analysis, and fiber composite products. These increases were offset by a decrease in sales of electro-ceramic products resulting from delays in the receipt of orders. The increase in technology services and analysis sales is attributable to the acquisition of EDO TSA. The net increase in sales of fiber composite products resulted from the acquisition of EDO Specialty Plastics. This increase in sales was partially offset by lower sales of fiber composite waste tanks due to a reduction in orders.

Operating earnings from continuing operations in the first nine months of 1999 were $6.4 million compared to $7.0 million in the first nine months of 1998. Operating earnings were lower than the prior year period primarily due to: the decrease in sales of electro-ceramic products, as mentioned above, which resulted in lower margins on such sales; lower relative margins of the aforementioned acquisitions; and increased research and development expenditures, discussed below. The recent declining trend of the operating earnings and operating margin of electro-ceramic products is not expected to continue.

Selling, general and administrative expenses in the first nine months of 1999 were $1.6 million higher than the first nine months of 1998. At approximately 14 percent of sales, the level of expenses is consistent with the prior year period.

Company-sponsored research and development expenditures of $2.0 million were $0.7 million higher than the $1.3 million spent in the corresponding period in 1998. This increase resulted from increased expenditures related to sonar and aircraft armament systems.

Non-operating expense, net, was $0.5 million in the first nine months of 1999, compared with $0.3 million in the corresponding period of 1998. This increase was principally due to lower interest income as a result of lower levels of average invested cash and increased interest expense associated with letter of credit fees, partially offset by a gain of $0.1 million relating to the purchase on the open market of the Company's outstanding debentures in order to meet short-term sinking fund requirements.

The Company provided for Federal income taxes for the first nine months of 1999 at an effective rate of approximately 30%, which is the expected effective rate for the full year 1999. The Company recorded a tax provision in the first nine months of 1999 as it had previously fully recognized the benefit associated with its tax net operating loss carryforward.

Financial Condition

In November 1999, the Board of Directors of the Company approved the decision to sell its Satellite Products business. As of September 25, 1999, the Company recorded an estimated loss on the sale of this business of $3.7 million (net of a $1.8 million income tax benefit) based on an estimated sales price of $10.0 million. The estimated sales price is based on negotiations the Company has had with a potential buyer.

The Company's cash, cash equivalents and marketable securities decreased by $4.5 million from December 31, 1998 to $29.0 million at September 25, 1999. This decrease was primarily due to the $5.5 million payment in January 1999 of the note related to the acquisition of EDO Specialty Plastics, $2.5 million for purchases of capital equipment, repurchase of convertible debentures of $1.4 million and $1.4 million for payment of common and preferred dividends, offset by cash from continuing operations of $0.9 million and cash from the discontinued operations of $5.0 million.

Inventories increased by $2.8 million from December 31, 1998, to $12.0 million at September 25, 1999. The increase in inventories is the result of advance purchases of aircraft armament materials and work in process related to electro-ceramic orders that were previously delayed. The level of inventories is expected to decline by year-end.

The notes receivable of $2.7 million at September 25, 1999, of which $1.0 million is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. The notes are fully secured by the related facility.

The Company has outstanding $27.8 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million which are due each December 15th. In July 1999, the Company purchased $1.6 million face value of these debentures for $1.4 million. As of September 25, 1999, the Company had $2.0 million of these debentures in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at September 25, 1999 of $7.8 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company.

Capital expenditures in the first nine months of 1999 totaled $2.5 million compared with $2.4 million in the same period in 1998. The total expenditures for 1999 are expected to be approximately the same level as the total $3.1 million in 1998.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders, excluding that of the discontinued operations, at September 25, 1999 was $132.6 million compared with $124.5 million a year ago and $130.2 million at December 31, 1998.

New Accounting Standard

Statement of Financial Accounting Standards No. 133, as amended, establishes standards for the accounting and reporting of derivative instruments and hedging activities. This Statement, as amended, which is effective for all quarters of fiscal years beginning after June 15, 2000, requires companies to record derivatives on the balance sheet as assets or liabilities at their fair values. In certain circumstances, changes in the values of such derivatives may be required to be recorded as gains or losses. The Company believes that the adoption of this Statement will not have a material impact on its consolidated financial statements.

Year 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning. The Company has been addressing the Y2K issue for some time and established a formal Y2K program in 1998.

The Company has conducted several informal and formal Y2K reviews over the last two years of its products and internal systems. Based on these reviews, the only area where the Company has noted that Y2K could materially affect the Company's operations or products is that failures or miscalculations could be caused in the computerized accounting programs provided by outside vendors and used at the Company. The applicable vendors have provided modifications to their programs to deal with Y2K and these modifications have been installed and tested. This testing has shown these modifications to be effective.

The Company's formal Y2K program was established to ensure that the Company's initial conclusions were correct. The program is conducted under the direction of its Vice President & General Counsel and oversight of the Audit Committee of the Board of Directors. The Y2K "Committee" consists of a Y2K coordinator from each operating location and has met five times.

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

* Phase 2 determined a budget and actions necessary to bring into compliance any areas determined to be either deficient, potentially deficient or in an indeterminable state and a schedule for implementation completion. This phase is complete. A budget of $250,000 was established for costs of those areas and actions identified. These costs were being expensed as incurred and were within budget.

* Phase 3 verified by analysis and actual testing that any material Y2K issues have been corrected and that all systems are Y2K compliant. This phase is complete. Contingency plans have been established and include pre- and post-changeover checklists and backup arrangements. Testing is complete, and no material issues have been identified.

Based upon the Company's review over the last two years and its testing and findings to date, the Company does not believe that any costs associated with Y2K will be material. However, if the modifications to accounting programs provided by outside vendors, which to date have proven successful, do not eventually prove entirely successful, the cost of replacing these programs could have a material adverse effect. The Company presently expects that any necessary remedial costs will be expensed. As part of the Company's Y2K program, the Company sought information regarding Y2K compliance from vendors, customers, manufacturers and financial institutions associated with the Company. However, given the reliance on third party information as it relates to their compliance programs, no assurance can be given that the Company's information systems or operations will not be affected by third party failures to complete their Y2K projects on a timely basis.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this Quarterly Report on Form 10-Q and in oral statements that may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted.

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


Date: November 9, 1999