Form 10-K405
period 1999-12-31
EDO CORP
filed 2000-03-01
CIK 31617

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                               Commission File Number
   December 31, 1999                                            1-3985

                                EDO CORPORATION
             Exact name of Registrant as specified in its charter.

State of Incorporation:                       IRS Employer Identification No.:
     New York                                           11-0707740

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 23, 2000..........$39,092,731

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 23, 2000...........6,761,160

                               TABLE OF CONTENTS

PART I...................................................................    1
 ITEM 1.  BUSINESS.......................................................    1
  DEFENSE AND AEROSPACE SYSTEMS..........................................    1
   Marine and Aircraft Systems...........................................    1
    Aircraft Stores Suspension and Release Equipment.....................    1
    Airborne Mine Countermeasures Systems................................    1
   Combat Systems and Analysis...........................................    2
    Integrated Combat Systems............................................    2
    Command, Control and Communications Systems..........................    2
    Undersea Warfare Sonar Systems.......................................    2
    Technology Services and Analysis.....................................    2
  ENGINEERED MATERIALS...................................................    2
   Electro-Ceramic Products..............................................    3
   Advanced Fiber Composite Structural Products..........................    3
  DISCONTINUED OPERATIONS................................................    3
  RESEARCH AND DEVELOPMENT...............................................    4
  MARKETING AND INTERNATIONAL SALES......................................    4
  BACKLOG................................................................    4
  GOVERNMENT CONTRACTS...................................................    4
  COMPETITION AND OTHER FACTORS..........................................    5
  EMPLOYEES..............................................................    5
 ITEM 2.  PROPERTIES.....................................................    5
 ITEM 3.  LEGAL PROCEEDINGS..............................................    6
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    6
PART II..................................................................    6
 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS....................................    6
 ITEM 6.  SELECTED FINANCIAL DATA........................................    6
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS............................    6
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......    6
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    6
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................    6
PART III.................................................................    6
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    6
  The EDO Board of Directors and Its Committees..........................    6
  Executive Officers.....................................................    8
  Section 16(a) Beneficial Ownership Reporting Compliance................    8
 ITEM 11.  EXECUTIVE COMPENSATION........................................    9
  Pension and Retirement Plans...........................................   10
  COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION................   10
   Short-Term Compensation...............................................   10
   Intermediate-Term Compensation........................................   11
   Long-Term Stock Option Compensation...................................   11
  COMPARISON OF FIVE-YEAR CUMULATIVE RETURN..............................   11
  EXECUTIVE LIFE INSURANCE PLAN..........................................   12
  EXECUTIVE TERMINATION AGREEMENTS.......................................   12
  1996 LONG-TERM INCENTIVE PLAN..........................................   12
  INSURANCE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS................   12
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT.........................................   12
  SECURITIES OWNERSHIP OF EDO DIRECTORS AND EXECUTIVE OFFICERS...........   12
  PRINCIPAL SHAREHOLDERS.................................................   13
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   14
PART IV..................................................................   14
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.......................................   14
SELECTED FINANCIAL DATA..................................................   17
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.....................................   18
  BUSINESS...............................................................   18
  RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED TO 1998...............   18
  FINANCIAL CONDITION....................................................   19
  RESULTS OF CONTINUING OPERATIONS - 1998 COMPARED TO 1997...............   20
  MARKET RISKS...........................................................   20
  NEW ACCOUNTING STANDARD................................................   20
  YEAR 2000..............................................................   21
  COMMON SHARE PRICES....................................................   21
  DIVIDENDS..............................................................   21
  "SAFE HARBOR" STATEMENT UNDER THE PRIVATE
   SECURITIES LITIGATION REFORM ACT OF 1995..............................   21
  CONSOLIDATED STATEMENTS OF EARNINGS....................................   22
  CONSOLIDATED BALANCE SHEETS............................................   23
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY........................   24
  CONSOLIDATED STATEMENTS OF CASH FLOWS..................................   25
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................   26
INDEPENDENT AUDITORS' REPORT.............................................   36
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)..............................   37

PART I

ITEM 1.   BUSINESS

The term "Registrant" as used in this Annual Report refers to EDO Corporation. The term "Company" as used in this Annual Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.

EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

The Company designs and manufactures advanced electronic and mechanical systems and engineered materials for domestic and international defense and industrial markets.

The Company organizes its business into two segments, which constitute its continuing operations: Defense and Aerospace Systems; and Engineered Materials. A description of the principal products of the Company within the two segments is set forth below.

In 1999, the Company announced the discontinuance of its satellite products business, which it subsequently sold in January 2000. See Note 4 on page 28 of this Report. In 1997, the Company also discontinued certain of its former acoustic products product lines.

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21, and Note 18 on page 34 of this Report for information regarding the cost of compliance with environmental regulations.

Certain business segment information on the Company's continuing operations is set forth in Note 19 on pages 34 and 35 of this Report.

The following discussion relates to the Company's continuing operations.

DEFENSE AND AEROSPACE SYSTEMS

The Company's Defense and Aerospace Systems segment, which accounted for 68%, 66% and 59% of consolidated net sales for 1999, 1998 and 1997, respectively, includes marine and aircraft systems and combat systems and analysis.

Marine and Aircraft Systems

Marine and aircraft systems include the design, development and manufacture of sophisticated mechanical, electro-mechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the Company provides logistics support for such products following initial hardware deliveries including spare and repair parts, upgrade modifications, training and technical services. The revenue from these support functions is a significant portion of net sales. The major marine and aircraft systems are aircraft stores suspension and release equipment and airborne mine countermeasures systems.

Aircraft Stores Suspension and Release Equipment

The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms for the U.S. Navy F-14 aircraft. In 1999, the Company continued production of BRUs for the U.S. Air Force F-15E and two international customers and provided spare parts support for Tornado ERUs. In addition, the Company continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) launcher for the F-22 air superiority fighter. Customer-sponsored development for this launcher will be completed in 2000 as the Company enters into pilot production for the equipment. Contracts for the first 48 units were received in 1999. The Company has been selected by both Lockheed and Boeing as their Joint Strike Fighter systems integrator for the suspension and release equipment (S&RE). This program, in concert with Company-sponsored research and development in pneumatic BRU technology, will maintain the Company's prominent position in new S&RE development.

In 1999, the Company purchased M. Technologies, Inc., which developed the BRU-57 Smart Rack for the U.S. Air Force. This equipment enhances the payload capability of U.S. Air Force fighters such as the F-15 and F-16 to carry smart weapons such as the Joint Standoff Weapon and the Joint Direct Attack Munition. A Navy variant BRU-55 provides the same capability for Naval aircraft such as the F-18E/F.

Net sales of aircraft stores suspension and release equipment represented 21%, 22% and 24% of consolidated net sales in 1999, 1998 and 1997, respectively.

Airborne Mine Countermeasures Systems

The Company is the only manufacturer of the MK 105 helicopter-towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. A significant upgrade to the MK 105 was later designed and developed by the Company under contract to the U.S. Navy followed by an initial production contract in 1995. During 1999, the Company received an additional order for kits to upgrade existing MK 105 systems. The Company continues to provide spares and logistics support for these systems to the U.S. Navy and an international customer. The Company also continues to function as the U.S. Navy depot for the MK 105 systems.

In 1994, the Company began work on a new U.S. Navy-funded contract to develop a lightweight, self-contained, helicopter-towed magnetic sweep for shallow water applications. The Company received a production contract for these systems in 1999. During 2000, the Company will continue work under two U.S. Navy contracts received in 1998 and 1999 to develop an acoustic sweep for shallow water mine countermeasure applications.

For 1999, 1998 and 1997, respectively, net sales of airborne mine countermeasures systems represented 19%, 20% and 18% of consolidated net sales.

Combat Systems and Analysis

Combat systems and analysis consists of the integration of EDO manufactured subsystems, purchased subsystems, and custom developed software applications for U.S. and international military customers. EDO designs, develops and manufactures subsystems for command, control, communications and undersea warfare applications. In addition, the Company provides logistics support including spare and repair parts, training and technical services for EDO integrated and manufactured products.

The Company's analysis business includes a service component that provides technical, analytical, operational and program management services to the U.S. Federal services and information technology markets.

Integrated Combat Systems

Integrated combat systems consist of the integration of subsystems selected using a customer's requirements and specifications. These subsystems include EDO designed and manufactured subsystems and other subsystems selected and qualified from the commercial marketplace. Integration contracts typically include the requirement for development of integration software that allows the various subsystems to intercommunicate and produce common information displays.

In 1998, the Company began integration of a combat system for the upgrade of a major class of ship for an international customer. The integrated system includes radars, sonars, internal and external communications and navigation subsystems, fire control subsystems, helicopter control subsystems and display equipment and integration software to produce common tactical displays.

Command, Control and Communications Systems

Command, control and communications systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 1999, work continued on NATO Ship-Shore-Ship Buffer (SSSB) systems deliverable to several international customers in 1999 and 2000.

Undersea Warfare Sonar Systems

The Company has been a supplier of undersea warfare sonar systems for more than forty years. In 1997, the Company completed and delivered a major signal processing subsystem of an upgrade to the U.S. Navy's AN/SQQ-89 undersea warfare sonar system to Northrop-Grumman and Lockheed Martin. Additional funding was received in 1998 from Lockheed Martin for work on the AN/SQQ-89. Logistics, maintenance and training support was provided for EDO sonar systems installed in FF-1052 class ships in service for several international navies. Work continued in 1999 for an international customer on a major upgrade to the EDO Model 610E sonar system. Work under this contract is expected to continue through 2003. In 1999, the Company completed its delivery of an additional Model 610E upgraded sonar system for a new class of ship for this same international customer. For 1999, 1998 and 1997, respectively, net sales of undersea warfare sonar systems represented 10%, 14% and 14% of consolidated net sales.

Technology Services and Analysis

In July 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd. The business provides technical, analytical, operational and program management services to the U.S. Federal services and information technology markets. In 1999, EDO was awarded follow-on orders for core services contracts in this business area. These contracts, expected to be completed in 2000, are with the U.S. Marine Corps Warfighting Lab, the Naval Surface Fire Support directorate of Naval Sea Systems Command and the Navy's Regionalization Office in the Office of the Chief of Naval Operations. In addition, EDO will complete 1999 contract awards in 2000 for support to the Acquisition Center for Excellence of the Acquisition Reform Office in the Office of the Assistant Secretary of the Navy for Research and Development.

ENGINEERED MATERIALS

The Company's Engineered Materials segment, which accounted for 32%, 34% and 41% of consolidated net sales for 1999, 1998 and 1997, respectively, includes electro-ceramic products and advanced fiber composite structural products.

Electro-Ceramic Products

Piezoceramic elements convert acoustic energy to electrical energy and vice versa, and form the basis of many defense and commercial products ranging from military sonars to ink jet printers. The Company is one of North America's leading manufacturers of piezoceramic components for defense applications and also provides material and related transducers to several commercial markets.

The business includes manufacturing and development with in-house manufacturing of piezoelectric, dielectric and ferrite ceramic materials coupled with state-of-practice mixed analog/digital electronics and software engineering. This combination of engineered active materials and electronics capabilities makes the Company competitive in several niche markets.

Examples of the Company's products include underwater acoustic transducers for use in all areas of undersea warfare, piezoelectric shapes for a variety of industries, as well as microwave ceramics for the wireless communication industry.

The Company is ISO 9001 certified and is focusing its efforts on industrial markets in addition to maintaining its position in the defense market. More than 50% of its products are currently U.S. defense related. For 1999, 1998 and 1997, respectively, net sales of piezoceramics represented 16%, 21% and 26% of consolidated net sales.

One of the products the Company was developing was for vibration reduction in cylindrical grinders. In 1999, based on development progress and market analysis, the Company decided to abandon this effort.

In December 1998, the Company acquired substantially all of the assets of Zenix Products, Inc., which manufactures ferrite and dielectric ceramics for the wireless communications base station industry. The business was moved to and integrated into the Salt Lake City-based electro-ceramic products location in 1999. Production operations for ferrite and dielectric ceramic products commenced in the fourth quarter of 1999.

Advanced Fiber Composite Structural Products

The Company's advanced fiber composite structural products include the design, development, qualification, production and after-market support of advanced composite structures with focus in the commercial aviation and marine markets. The Company is the exclusive supplier of vacuum waste tanks for all Boeing Seattle commercial aircraft under long-term production contracts.

In December 1998, the Company acquired Specialty Plastics, Inc. (SPI) to establish a presence in deep water and shallow water offshore oil platforms and petrochemical markets. SPI is a system designer, manufacturer and installer of suspended fiberglass piping systems. SPI has supplied piping for most of the major Gulf of Mexico oil platforms constructed over the last six years and in 1999 successfully completed its first Asia Pacific installation for Shell Oil.

For 1999, 1998 and 1997, net sales of advanced fiber composite structural products represented 16%, 13% and 14% of consolidated net sales, respectively.

DISCONTINUED OPERATIONS

The Company's former energy-related businesses consisted of the following: its wholly-owned subsidiary EDO Energy Corporation, which provided program management activities for compressed natural gas vehicles and other alternative fuel projects; its wholly-owned subsidiary EDO Automotive Natural Gas, Inc. (EDO ANGI), which designed and manufactured compressed natural gas vehicle refueling stations and related equipment; and a 50.4% interest in EDO (Canada) Ltd. (ECL), which designed and manufactured LiteRider(R) fuel cylinders.

Due to the historical and projected growth rates and financial returns of the energy-related businesses failing to meet the Company's strategic criteria, the Company decided in September 1996 to divest itself from these businesses. Accordingly, in 1996, the Company recorded a provision for loss of $7.0 million, consisting of $2.0 million in operating losses for the phase out period, and $5.0 million for reduction of asset values and provisions for estimated future disposal costs.

In 1997, the Company sold the net assets of its EDO-ANGI subsidiary. The EDO Energy operations were mostly discontinued in 1997 and ceased in 1998. In 1997, ECL made a voluntary assignment in bankruptcy pursuant to the Bankruptcy and Insolvency Act of Canada and subsequently liquidated its assets through the equivalent of Chapter 7 of the U.S. bankruptcy laws.

The Company's former satellite products business included the design, development and manufacture of products and systems for satellites at its subsidiary, Barnes Engineering Company. The primary products included infrared earth sensors and sun sensors, which are used to provide satellites with information relative to stabilization and orbit position. In 1999, the Company decided to divest itself of this business and subsequently sold it in January 2000. Refer to Note 4 on page 28 of this Report for additional information on discontinued operations.

The Company believes that adequate provision for the ultimate loss on disposal of these businesses has been made in the Company's consolidated financial statements, which provision is described in Note 4 on page 28 of this Report.

RESEARCH AND DEVELOPMENT

Research and development, performed both under development contracts with customers and at the Company's expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 115 employees in the fields of combat systems, and acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop new products and to extend the capability of existing products and to assess their commercial potential.

Customer-sponsored research and development programs are principally related to military programs. Major customer-sponsored research and development programs include: improvements to the MK 105 mine countermeasures system; development of a new shallow-water mine countermeasures system; development of new aircraft weapons carriage technology; and developments in combat systems integration.

Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors. In 1999, customer-sponsored research and development expenditures in the aggregate were less than in 1998.

Principal current Company-funded research and development includes: image and signal processing and other improvements for combat systems, improvements to minesweeping technology, new techniques for aircraft weapons carriage systems and the application of composites for structural uses.

The following table sets forth research and development expenditures for the years presented.
      ==================================================================
                                         Years Ended December 31,
                                   1999            1998            1997
                                             (in thousands)
      ------------------------------------------------------------------
      Customer-sponsored      $   18,900      $   22,300      $   21,900
      Company-funded               2,700           2,400           1,700
      Total                   $   21,600      $   24,700      $   23,600
      ==================================================================

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

Refer to Note 19 on pages 34 and 35 of this Report for the amount of export sales for the last three fiscal years.

BACKLOG

A significant portion of the Company's sales are to prime contractors, the U.S. Department of Defense and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these contracts. As of December 31, 1999, the Company's total backlog was approximately $133.9 million, as compared with $130.2 million at December 31, 1998. Of the total backlog at December 31, 1999, approximately 69% is scheduled for delivery in 2000.

GOVERNMENT CONTRACTS

Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 48% of the Company's 1999 consolidated net sales compared with 50% in 1998 and 44% in 1997, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

COMPETITION AND OTHER FACTORS

Some of the Company's products are sold in markets containing a number of competitors substantially larger than the Company and with greater financial resources. Direct sales of military products to the U.S. Government and foreign governments are based principally on product performance, cost and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.

The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless the Company has actually received a long-term sales contract requiring them. The Company believes that most of the items it purchases are obtainable from a variety of suppliers. The Company normally obtains alternative sources for major items, although it is sometimes dependent on a single supplier or a few suppliers for some items.

It is difficult to state precisely the Company's market position in all of its product lines because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores release mechanisms for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasures systems and piezoelectric ceramics.

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

EMPLOYEES

As of December 31, 1999, the Company employed 665 persons.

EXECUTIVE OFFICERS OF THE REGISTRANT
==============================================================================
      Name             Age      Position, Term of Office and Prior Positions
------------------------------------------------------------------------------
Frank A. Fariello       65   Chairman of the Board since 1997, Chief Executive
                             Officer since 1994 and acting Chief Financial
                             Officer since February 2000. He was President from 1993 to 1998. Director since 1982.

William J. Frost        58   Vice President-Administration since 1994,
                             Assistant Secretary since 1995.

Marvin D. Genzer        59   Vice President since 1990, General Counsel since
                             1988, and Secretary since 1995.

Ira Kaplan              64   President since 1998 and Chief Operating Officer
                             since 1997, prior to which he was Executive Vice
                             President since 1997 and Vice President
                             since 1995.

Kenneth A. Paladino(1)  42   Vice President-Finance and Treasurer since 1995.
==============================================================================
1. Mr. Paladino's employment with the Company ended February 15, 2000.

Each executive officer is appointed by the Board of Directors (the Board), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2.   PROPERTIES

All operating properties are leased facilities and the Company's facilities are adequate for present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 17 on page 34 of this Report.

Set forth below is a listing of the Company's principal plants and other materially important physical properties.

==============================================================================
                                                          Approximate Floor
                                      Location            Area (in sq. ft.)
------------------------------------------------------------------------------
Defense and Aerospace Systems
 Marine and Aircraft Systems        North Amityville, NY       92,000
 Combat Systems                     Chesapeake, VA             32,000
 Technology Services and Analysis   Falls Church, VA           29,000
 M. Technologies                    Huntingdon, PA             12,000
Engineered Materials
 Electro-Ceramic Products           Salt Lake City, UT        117,000
 Fiber Science                      Salt Lake City, UT        105,000
 Specialty Plastics                 Baton Rouge, LA            29,000
==============================================================================

ITEM 3.   LEGAL PROCEEDINGS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21, and in Note 18 on page 34 of this Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information responsive to this item is set forth under the headings "Common Share Prices" on page 21 and "Dividends" on page 21, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 24 and Note 9 on page 29 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The information responsive to this item is set forth under the heading "Selected Financial Data" on page 17 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company, together with the Independent Auditors' Report thereon of KPMG LLP and the unaudited "Quarterly Financial Information" are set forth on pages 22 through 37 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The EDO Board of Directors and Its Committees

Three directors of EDO whose regular terms of office expire at the 2000 annual meeting of EDO shareholders have been nominated for reelection at the next annual meeting of shareholders to EDO's board of directors to hold office until 2003. The names of the three nominees and certain information about them are set forth below.

Nominees for Election as Directors to Hold Office Until the 2003 Annual Meeting
==============================================================================
                                        Principal Occupation and Experience
                           Director           for the Past Five Years,
        Name           Age  Since          and Certain Other Directorships
------------------------------------------------------------------------------
Robert E. Allen        55   1995   Mr. Allen is Managing Director of Redding
                                   Consultants, Inc. (a management consulting firm).

Robert Alvine          61   1995   Mr. Alvine is Chairman, President and CEO
                                   of I-Ten Management Corp. (an investment, mergers and acquisitions, and management company).

Michael J. Hegarty     60   1982   Mr. Hegarty is a Director and the President
                                   and CEO of Flushing Financial Corporation (a
                                   federal chartered savings bank) and was,
                                   until 1998, its Executive Vice President and
                                   Chief Operating Officer.  Until 1995, he was
                                   Vice President-Finance, Treasurer and
                                   Secretary of EDO.
==============================================================================

The names of the remaining six directors of EDO, whose terms of office will continue after the 2000 annual meeting, and certain information about them are set forth below.

    Directors Whose Terms of Office Will Expire at the 2002 Annual Meeting
==============================================================================
                                        Principal Occupation and Experience
                           Director           for the Past Five Years,
        Name           Age  Since          and Certain Other Directorships
------------------------------------------------------------------------------
Frank A. Fariello      65   1982   Mr. Fariello is Chairman of the EDO board
                                   of directors (since 1997) and Chief
                                   Executive Officer of EDO (since 1994) and acting Chief Financial Officer (since
                                   February 2000).  Until 1998, he was also
                                   President of EDO.

Robert M. Hanisee      61   1992   Mr. Hanisee is a Managing Director of Trust
                                   Company of the West (an investment
                                   management company). He is a director of Titan Corporation and Illgen Simulation
                                   Technology Inc.

George A. Strutz, Jr.  67   1995   Mr. Strutz is President and CEO of Strutz
                                   and Company, Inc., a consulting and
                                   management advisory company.  Until 1997, he
                                   was President and CEO of Clopay Corporation
                                   (a manufacturer and marketer of specialty
                                   plastic films and building products).
==============================================================================

    Directors Whose Terms of Office Will Expire at the 2001 Annual Meeting
==============================================================================
                                        Principal Occupation and Experience
                           Director           for the Past Five Years,
        Name           Age  Since          and Certain Other Directorships
------------------------------------------------------------------------------
Mellon C. Baird        69   1995   Mr. Baird is, since 1998, Senior Vice
                                   President of Titan Corporation and President and CEO of Titan Systems Corporation (a defense information and communications company, a wholly-owned subsidiary of Titan
                                   Corporation).  He is a director of Software
                                   Spectrum, Inc. and Hawker Pacific Aerospace
                                   Corporation.

George M. Ball         65   1995   Mr. Ball is Chairman of Philpott, Ball &
                                   Company (an investment banking firm). He is a director of BB Walker Company.

James M. Smith         58   1999   Mr. Smith is President and CEO of AIL
                                   Technologies Inc.  (an aerospace and defense
                                   company).
==============================================================================

During the fiscal year ended December 31, 1999: the EDO board of directors met thirteen times; the EDO board of directors' audit committee, consisting of Messrs. Allen, Hanisee and Hegarty, met three times; the EDO board of directors' compensation committee, consisting of Messrs. Alvine, Baird and Strutz, met three times; and the EDO board of directors' nominating committee, consisting of Messrs. Fariello, Ball and Hanisee, met once. Following the March 23, 1999 meeting of the EDO board of directors, Mr. Smith recused himself from further meetings during the pendency of the discussions leading to the execution of the merger agreement between EDO and AIL Technologies Inc. as discussed on page 18 and Note 20 on page 35 of this Report. As a result, Mr. Smith attended only 2 of the 13 meetings of the EDO board of directors for 1999.

The audit committee reviews and approves audit plans of independent auditors. In reviewing the results of the auditors' activities, the audit committee also meets privately with the auditors. It reviews the annual consolidated financial statements of EDO, considers other matters in relation to the internal and external auditing of EDO's accounts, reviews services other than audit services performed by outside auditors, and recommends to the EDO board of directors the selection of outside auditors. The audit committee was also appointed by the EDO board of directors to oversee EDO's Y2K compliance program.

The compensation committee reviews and approves compensation of EDO's corporate officers, administers EDO's stock option and long-term incentive plans, and recommends compensation of directors to the EDO board of directors.

The nominating committee is responsible for selecting candidates for vacant director positions. The nominating committee will consider nominees recom-mended by shareholders. Recommendations should be submitted to the secretary of EDO.

During 1999, an ad hoc special committee of the EDO board of directors was established to consider compensation and other executive officer employment matters in connection with the proposed merger between EDO and AIL Technologies Inc. The committee consisted of Messrs. Alvine, Baird, Hanisee, Hegarty and Strutz and met five times in 1999. The committee also met in 2000 and will dissolve following the meeting of shareholders that considers issuance of shares in connection with the proposed merger.

Directors who are employees of EDO receive no additional compensation for their services as directors or chairs. The compensation paid non-employee directors or chairs is as follows: to each director, $18,000 annually and $900 for each meeting of the EDO board of directors or its committees attended; and to a director serving as chair of a committee, $1,500 for each meeting of the committee attended.

A minimum of one-half of a director's retainer is paid in EDO common shares valued at the end of each quarter. Directors may defer all of their remaining cash compensation in the form of interest-bearing cash, or stock units which are valued at the close of the quarter, credited with dividends declared during the deferral period and paid out in EDO common shares or cash at the end of the deferral period at the then fair market value of EDO common shares. In addition, non-employee directors receive an annual grant of 2,000 options for EDO common shares which vest upon receipt. Non-employee directors receive a one-time grant of 5,000 options for EDO common shares upon initial election as a director. 2,000 of such options are exercisable after 6 months of date of grant and 3,000 of such options are immediately exercisable. Newly elected directors are required to own, or acquire within 60 days of election, at least 1,000 EDO common shares. Directors who are not employees of EDO may receive additional compensation for undertaking special assignments outside the normal scope of their duties as directors. Philpott, Ball & Company, of which Mr. Ball is Chairman, performed investment banking services for EDO during 1999 in connection with the proposed merger with AIL and will receive $75,000 if the merger is not completed or $400,000 if the merger is completed.

Executive Officers

Information regarding executive officers is set forth in Part I of this Report under "Executive Officers of the Registrant."

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to EDO pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended, during its most recent fiscal year and Form 5 and amendments thereto furnished to EDO with respect to its most recent fiscal year, and certain written representations provided to EDO, there was no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of EDO or any other person subject to Section 16 of the Securities Exchange Act with respect to EDO because of the requirements of Section 30 of the Investment Company Act or
Section 17 of the Public Utility Holding Company Act that failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the total compensation of the chief executive officer of EDO and each of the four most highly compensated executive officers whose total compensation exceeds $100,000 (the "named Executive Officers") for the fiscal years ended December 31, 1999, 1998 and 1997.

                          Summary Compensation Table
==============================================================================
                                  Annual             Long-Term
                               Compensation         Compensation
                             ----------------  ----------------------
                                                           Securities    All
Name                                           Restricted  Underlying   Other
and                                              Stock      Options/   Compen-
Principal                    Salary    Bonus    Awards1       SARs     sation2
Position             Year     ($)       ($)       ($)         (#)        ($)
-------------------  ----  ------------------  ----------------------  -------

Frank A. Fariello    1999   352,512   117,000          0          0     11,458
Chairman of the      1998   338,163   174,000    258,750     14,500      5,601
Board and Chief      1997   315,277   162,000    266,000     19,000      4,605
Executive Officer

William J. Frost     1999   129,757    28,000          0          0      3,888
Vice President-      1998   126,832    38,000     25,875      5,000      5,589
Administration       1997   118,952    31,000     21,000      1,500      4,480
and Assistant
Secretary

Marvin D. Genzer     1999   144,504    28,000          0          0      3,888
Vice President,      1998   139,609    42,000     25,875      6,000      5,601
General Counsel      1997   127,294    32,000     21,000      1,500      4,540
and Secretary

Ira Kaplan           1999   231,249    80,000          0          0     13,069
President and        1998   218,853    88,000    120,750      8,750      5,601
Chief Operating      1997   195,741    79,000    157,500     11,250      4,605
Officer


Kenneth A.           1999   150,004         0          0          0    153,888
Paladino(3)          1998   147,504    37,000     51,750      6,000      5,601
Vice President-      1997   128,656    37,000    105,000      7,500      9,335
Finance and
Treasurer
==============================================================================
1. The number and value of the aggregate restricted stock holdings at the end of 1999 for Messrs. Fariello, Frost, Genzer, Kaplan and Paladino were respectively: 142,250 shares, $835,719; 20,000 shares, $117,500; 24,000 shares, $141,000; 59,000 shares, $346,625; and 36,000 shares, $211,500.
Dividends are paid on restricted stock.

2. Amounts reflect the value of EDO's contributions to the named Executive Officers' employee stock ownership plan accounts. In addition, the amount for Mr. Paladino for 1997 and Messrs. Fariello and Kaplan for 1999 includes $4,730, $7,570 and $9,181, respectively, representing a one-time gain for the purchase of their company cars at book value, which was less than fair market value. The amount for Mr. Paladino for 1999 also includes $150,000 representing a one-time "stay bonus" paid to him in return for his agreement to remain with EDO until November 25, 1999. Mr. Paladino was also paid an additional $100,000 on February 15, 2000 in return for his agreement to remain with the Company until that date.

3. Mr. Paladino's employment with the Company ended February 15, 2000.


The following table provides the aggregate number and total value of exercised and unexercised options of the named Executive Officers for fiscal year 1999 under the EDO's 1996 Long-Term Incentive Plan.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                         and FY-End Option/SAR Values
==============================================================================
                                          Number of Securities     Value of
                                               Underlying         Unexercised
                                               Unexercised       In-the-Money
                      Shares                 Options/SARs at    Options/SARs at
                     Acquired                    FY-End             FY-End
                        on        Value            (#)                ($)
                     Exercise   Realized      Exercisable/        Exercisable/
Name                    (#)        ($)        Unexercisable      Unexercisable
-------------------------------------------------------------------------------
Frank A. Fariello     10,000    $49,975       83,000/33,500          97,400/0
William J. Frost           0          0       17,800/ 6,500          19,480/0
Marvin D. Genzer           0          0       19,000/ 7,500          19,960/0
Ira Kaplan                 0          0       39,000/20,000          36,525/0
Kenneth A. Paladino        0          0       12,200/13,500           9,570/0
==============================================================================

Pension and Retirement Plans
==============================================================================
Final
Average
Base
Annual
Compensation             Years of Credited Service at Retirement
            -------------------------------------------------------------------
               5      10      15       20       25       30       35       40
-------------------------------------------------------------------------------
$100,000   $ 8,500 $17,000 $25,500 $ 34,000 $ 42,500 $ 51,000 $ 59,500 $ 67,000
 150,000    12,750  25,500  38,250   51,000   63,750   76,500   89,250  100,500
 200,000    17,000  34,000  51,000   68,000   85,000  102,000  119,000  134,000
 250,000    21,250  42,500  63,750   85,000  106,250  127,500  148,750  167,500
 300,000    25,500  51,000  76,500  102,000  127,500  153,000  178,500  201,000
 350,000    29,750  59,500  89,250  119,000  148,750  178,500  208,250  234,500
==============================================================================

The pension plan table above shows the estimated annual benefits, based on straight life annuity, payable upon retirement under the EDO non-contributory employees pension plan and the EDO non-qualified supplemental retirement benefit plan to individuals in specified compensation and years of service classifications. The figures set forth above are before deduction of social security benefits.

Benefits payable under the EDO non-contributory employees pension plan are based on (i) the average of an employee's five highest consecutive years' compensation (annual salary as of January 1 of each year, not the total annual salary shown in the summary compensation table, excluding bonus) out of the employee's final ten years of employment with EDO prior to retirement, and (ii) the number of years of credited service. As of January 1, 2000, Messrs. Fariello, Frost, Genzer, Kaplan and Paladino had completed, respectively, 35, 30, 31, 38 and 9 years of credited service under the EDO non-contributory employees pension plan.

Under the EDO non-qualified supplemental retirement benefit plan, employees will receive from EDO any amount by which their benefits earned under the pension plan exceed the limitations imposed by the Internal Revenue Code. For any participant whose employment actually or constructively terminates within three years following a "change of control" (as defined in the EDO non-qualified supplemental retirement benefit plan), vesting would accelerate; and all accrued benefits either would become automatically payable in a lump sum based on present value or, at the discretion of the compensation committee, would be funded under a third party arrangement intended to insure payment of such benefits in the future. The proposed merger with AIL Technologies Inc. will not constitute a change of control under the plan.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation committee of the EDO board of directors is composed entirely of outside directors. One of the committee's functions is to determine the compensation of EDO's executive officers.

The compensation committee's overall objectives in establishing the compensation of EDO's executive officers are to: enhance shareholder value; attract and retain talented, experienced, qualified individuals, critical to the short- and long-term success of EDO, by providing compensation competitive to that offered by comparable competitors; align the interests of executive officers with the long-term interests of shareholders by providing award opportunities that can result in ownership of EDO common shares and increase the portion of executive compensation based on EDO's performance.

The compensation committee achieves these objectives by providing executive officers with total compensation packages comprising three elements: short-term compensation, intermediate-term compensation, and long-term stock option compensation.

Short-Term Compensation

Base salary is primarily set in accordance with competitive comparable base salaries paid by a set of peer group companies and national studies as verified by an outside agency. Decisions on base salary are also subjectively based on EDO's performance when compared to others in the industry, EDO's current and projected size, EDO's pursuit of new product initiatives, and recognition of EDO's performance in industry reports.

Annual incentive compensation awards for executive officers are primarily a function of EDO's operational results for the year in accordance with an established plan. The plan provides for the establishment, by the compensation committee, of specific target performance criteria. These performance criteria are set in accordance with the strategic and operating objectives of EDO and individual business units at the beginning of each year and include, but are not limited to financial criteria, such as corporate and business unit earnings, return on capital employed, cash flow and revenue growth and subjectively-based individual qualitative goals. The compensation committee also reserves the right to exercise its subjective discretion in amending any annual incentive compensation awards based on overall corporate considerations at the time of the award.

Annual incentive compensation awards were paid to executive officers based on the achievement of performance goals established for 1999. Mr. Fariello's combined salary and bonus for 1999 was $42,651 less than for 1998, reflecting the results of the Company and performance against personal and corporate objectives.

Executive officers' compensation also includes, in addition to participation in EDO-wide plans generally available to all employees, certain benefits comparable to those of other businesses in EDO's industry, such as a supplemental pension and other items as reported collectively in the summary compensation table.

Intermediate-Term Compensation

Under EDO's 1996 Long-Term Incentive Plan and prior similar shareholder approved plans, subjective awards of performance units and stock can be made, including contingent awards of performance shares and restricted EDO common shares.

Restricted EDO common shares have been generally awarded at the beginning of a performance period and convey to the executive officer receiving the award all the rights of share ownership, including voting rights and dividends as may be paid to holders of EDO common shares.

In 1999, the compensation committee did not grant any restricted EDO common shares to executive officers.

Long-Term Stock Option Compensation

In accordance with EDO's 1996 Long-Term Incentive Plan, options to purchase EDO common shares are ordinarily awarded to executive officers at market price and become exercisable after three years. EDO did not award any stock options to executive officers in 1999.

With respect to the one million dollar cap on deductibility under Section 162 of the Internal Revenue Code, EDO does not presently believe that the compensation of its executive officers will approach such level. As a result, EDO has not established a policy with respect to Section 162. In addition, the compensation committee emphasizes the portion of executive compensation based on performance, which further serves to reduce the likelihood of reaching the
Section 162 cap.

                                            Members of the Committee:

                                               Robert Alvine (Chairman)
                                               Mellon C. Baird
                                               George A. Strutz, Jr.


COMPARISON OF FIVE-YEAR CUMULATIVE RETURN

The following graph shows a five-year comparison of cumulative total returns on EDO common shares, based on the market price of EDO common stock, with the cumulative total return of companies in the Standard & Poors 500 Index and the Value Line Aerospace/Defense Group.

-------------------------------------------------------------------------------
Note

The printed copy of Form 10-K contains a Performance Graph comparing
EDO Corporation, S&P 500 Index and Value Line Aerospace/Defense Group. The Performance Graph shows the Cumulative Return in dollars (vertical axis) for a period of five years (horizontal axis) based on an initial investment of $100.00 on December 31, 1993. The table below contains the data used to plot the Performance Graph. The title and footnotes are identical to those contained in the printed Proxy Statement.

               Comparison of Five-Year Cumulative Total Return*
                  EDO Corporation, Standard & Poors 500 Index
                    and Value Line Aerospace/Defense Group
                    (Performance Results through 12/31/99)
-------------------------------------------------------------------------------
                                                   Dollars
                               ----------------------------------------------
                                1994    1995    1996    1997    1998    1999
                               ------  ------  ------  ------  ------  ------
EDO CORPORATION                100.00  148.15  211.11  262.54  254.73  182.10
STANDARD AND POORS 500         100.00  137.50  169.47  226.03  290.22  349.08
AEROSPACE/DEFENSE GROUP        100.00  154.35  210.91  255.11  240.17  312.58

Assumes $100 invested at the close of trading on December 31, 1994 in EDO Corporation common shares, Standard & Poors 500 Index and Aerospace/Defense Group.

* Cumulative total return assumes reinvestment of dividends.
-------------------------------------------------------------------------------

EXECUTIVE LIFE INSURANCE PLAN

EDO maintains an Executive Life Insurance Plan for key employees, including the named Executive Officers, funded by EDO-owned life insurance policies on the participants. Preretirement death, disability and retirement benefits are available, for at least 15 years, as an annuity option equivalent in value to a percentage no greater than 40% of the participant's base annual salary (as base annual salary is defined in the Executive Life Insurance Plan). Generally, the Executive Life Insurance Plan may be terminated at any time unilaterally by EDO. Special provisions, however, would apply following a change of control (as defined in the Executive Life Insurance Plan): vesting would accelerate, and payments would be automatically payable or would be funded under a third party arrangement intended to insure payment. The proposed merger with AIL Technologies Inc. will not constitute a change of control under the plan.

EXECUTIVE TERMINATION AGREEMENTS

EDO is a party to executive termination agreements with Messrs. Fariello, Kaplan and Genzer, which provide for severance benefits in the event employment terminates within three years following a change in control (as defined in the agreements) unless termination is on account of death, normal retirement or termination for cause. These agreements provide basic severance benefits, which include an amount equal to three times the sum of: (i) the executive officer's annual base salary; plus (ii) either (a) 20% of the executive officer's base salary, or (b) the highest percentage of base salary paid as a bonus to the executive officer over the prior three years, whichever is greater. The agreements also provide for the payment of legal fees incurred by the executive officers to enforce their rights under the agreements and for additional compensation to take into account the effect of any excise tax on executive officers' net benefits under the agreements and EDO's other benefit plans. In connection with the proposed merger with AIL Technologies Inc., these agreements will be replaced by employment agreements, but only if such transaction closes.

1996 LONG-TERM INCENTIVE PLAN

EDO maintains the 1996 Long-Term Incentive Plan for executive officers and other key employees of EDO and its subsidiaries. Pursuant to the 1996 Long-Term Incentive Plan, EDO can grant the following types of awards: (1) nonstatutory and incentive stock options; (2) stock appreciation rights; (3) restricted shares; (4) performance shares and performance units; and/or (5) stock in lieu of other cash compensation. Each of these awards may be granted alone, in conjunction with or in tandem with other awards under the 1996 Long-Term Incentive Plan and/or cash awards outside the 1996 Long-Term Incentive Plan.

The 1996 Long-Term Incentive Plan provides that, except as provided below, in the event of a change in control: (i) all SARs will become immediately exercisable; (ii) the restrictions and deferral limitations applicable to outstanding performance shares, restricted shares, and performance unit awards will lapse and the shares in question will fully vest; and (iii) each option shall be canceled in exchange for cash in an amount equal to the excess of the highest price paid (or offered) for EDO common shares during the preceding 60 day period over the exercise price for such option. Notwithstanding the foregoing, if the compensation committee determines that the grantee of such award will receive a new award (or have the grantee's prior award honored) in a manner that preserves its value and eliminates the risk that the value of the award will be forfeited due to involuntary termination, no acceleration of exercisability or vesting, lapse of restriction or deferral limitations, or cash settlement will occur as a result of a change in control. The proposed merger with AIL Technologies Inc. will not constitute a change of control under the plan.

INSURANCE FOR INDEMNIFICATION OF DIRECTORS AND OFFICERS

EDO renewed its directors' and officers' liability insurance policy effective December 31, 1998 for a term ending on December 31, 2000. This policy insures the directors and corporate and business unit officers of EDO and its subsidiaries against certain liabilities they may incur in the performance of their duties, and EDO against any obligation to indemnify such individuals against such liabilities. The policy was issued by Great American Insurance Company for a premium for the above term of $166,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNERSHIP OF EDO DIRECTORS AND EXECUTIVE OFFICERS

The table below shows the number of EDO common shares beneficially owned, as of February 23, 2000, by EDO's directors, by EDO's executive officers named in the summary compensation table set forth under ITEM 11, "Executive Compensation" and by EDO's directors and executive officers as a group. No director or executive officer of EDO owns any of EDO's 7% Convertible Subordinated Debentures Due 2011.

             ====================================================
             Name                   Number of Shares     Percent
                                     (See Notes 1-4)     of Class
             ----------------------------------------------------
             Robert E. Allen                  31,469        *
             Robert Alvine                    36,533        *
             Mellon C. Baird                  15,233        *
             George M. Ball                   26,233        *
             Frank A. Fariello               295,933       4.3%
             William J. Frost                 45,484        *
             Marvin D. Genzer                 52,489        *
             Robert M. Hanisee                46,873        *
             Michael J. Hegarty               77,173       1.1%
             Ira Kaplan                      141,274       2.1%
             Kenneth A. Paladino(5)           60,680        *
             James M. Smith                    9,409        *
             George A. Strutz, Jr.            26,226        *
             All Directors and Executive
              Officers as a Group            865,009      12.2%
             ====================================================
* Less than 1%

Notes:

1. Certain family members of Messrs. Fariello and Genzer and of persons included in the category "all directors and executive officers as a group" also own and vote: 1,175; 840; and 2,015 EDO common shares, respectively. Each of the above individuals disclaims beneficial ownership of these EDO common shares.

2. The amounts indicated include the following numbers of (a) restricted EDO common shares under EDO's 1996 Long-Term Incentive Plan, and, (b) as of December 31, 1999, EDO common shares, and EDO common shares into which EDO preferred shares are convertible allocated to certain individuals and the group under EDO's employee stock ownership plan: Mr. Fariello, 156,936 shares; Mr. Frost, 26,184 shares; Mr. Genzer, 30,519 shares; Mr. Kaplan, 69,816 shares; Mr. Paladino, 37,980 shares; and all directors and executive officers as a group, 321,435 shares.

3. The amounts indicated include the following numbers of EDO common shares as to which certain individuals and all directors and executive officers as a group share voting and investment power: Mr. Fariello, 7,885 shares; Mr. Genzer, 630 shares; Mr. Strutz, 15,226 shares; and all directors and executive officers as a group, 23,741 shares. Except as described in Note 1 above, each of these individuals has sole voting and investment power with respect to all other EDO common shares beneficially owned.

4. The amounts indicated include the following numbers of EDO common shares which each individual and all directors and executive officers as a group have the right to acquire within 60 days upon exercise of options granted pursuant to EDO's 1996 Long-Term Incentive Plan and 1997 Non-Employee Director Stock Option Plan: Messrs. Allen, Alvine and Ball, 21,000 shares each; Messrs. Baird, Hegarty and Strutz, 11,000 shares each; Mr. Fariello, 102,000 shares; Mr. Frost, 19,300 shares; Mr. Genzer, 20,500 shares; Mr. Hanisee, 27,000 shares; Mr. Kaplan, 50,250 shares; Mr. Paladino, 19,700 shares; Mr. Smith, 7,000 shares; and all directors and executive officers as a group, 341,750 shares.

5. Mr. Paladino's employment with the Company ended February 15, 2000.

PRINCIPAL SHAREHOLDERS

The table below contains certain information with respect to the only beneficial owners known to EDO, based upon publicly available documents, as of February 23, 2000, of more than 5% of EDO common shares.
==============================================================================
                                                                     Percent
                                                                       of
Name and Address of Beneficial Owner   Amount of EDO Common Shares    Class
------------------------------------------------------------------------------
EDO Corporation Employee               222,381 and 57,384 ESOP        10.9%
Stock Ownership Plan                   Preferred Shares
60 East 42nd Street, Suite 5010        convertible into 573,840(1)
New York, NY 10165

Loomis, Sayles & Company, L.P.         7% Convertible Subordinated    13.0%
One Financial Center                   Debentures due 2011
Boston, MA 02111                       convertible into 1,011,455

David L. Babson and Company Inc.(2)    695,900                        10.3%
One Memorial Drive
Cambridge, MA 02142

Dimensional Fund Advisors Inc.(3)      391,100                         5.8%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
==============================================================================
1. Represents EDO common shares and EDO preferred shares held by the trust established to fund the EDO employee stock ownership plan, all of which EDO common shares and EDO preferred shares are held for the benefit of the participants under such Plan. Under the terms of the Plan, EDO common shares and EDO preferred shares which have been allocated to the account of a participant are required to be voted in accordance with the direction of such participant. EDO common shares and EDO preferred shares which are not so allocated are deemed to be allocated solely for the purpose of determining how such EDO common shares and EDO preferred shares are to be voted. In addition, EDO common shares and EDO preferred shares so allocated or deemed to be allocated, as to which no directions are given, are voted in the same proportion as those EDO common shares and EDO preferred shares as to which voting instructions have been received. Each EDO preferred share is entitled to 12.3 votes on all matters presented to holders of EDO common shares, voting together as one class. EDO believes that the Plan is not the beneficial owner of such EDO common shares and EDO preferred shares, as the trustee under the EDO employee stock ownership plan trust has no voting or investment power with respect to such EDO common shares and EDO preferred shares.

2. David L. Babson, in its capacity as investment adviser, may be deemed the beneficial owner of these EDO common shares which are owned by numerous investment counseling clients.

3. According to the Schedule 13G dated February 12, 2000, filed by Dimensional Fund Advisors Inc., as investment advisor registered under Section 203 of the Investment Advisors Act of 1940, Dimensional furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the securities that are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements.

The consolidated financial statements as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997, together with the report thereon of KPMG LLP, independent auditors, dated February 15, 2000, appear on pages 22 through 36 of this Report.

2. Financial Statement Schedules.

Schedules have been omitted either because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

2(a) Agreement and Plan of Merger by and among EDO Corporation, EDO Acquisition III Corporation and AIL Technologies Inc. as amended and restated dated January 2, 2000.

2(b) Management Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation as Buyer and eleven individuals as Sellers, relating to the purchase and sale of shares of common stock of AIL Technologies Inc.

2(c) Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation, as Buyer, and Defense Systems Holding Co., as Seller, relating to the purchase and sale of shares of common and preferred stock of AIL Technologies Inc.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988 (incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by amendments thereto dated December 7, 1999, January 25, 2000 and February 23, 2000.

4(a) Loan Agreement, dated as of September 9, 1998, between Mellon Bank, NA, et. al., and EDO Corporation. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

4(b) Amendment No. 1 to the Loan Agreement referred to in Exhibit 4(a) above, effective

December 31, 1998. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

4(c) Guarantee Agreement, dated as of July 22, 1988, restated as amended through Amendment No. 13, effective December 31, 1998, made by the Company in favor of Mellon Bank as successor in interest to Fleet Bank as successor in interest to NatWest Bank and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

10(c)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 28 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(e) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(f) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.

10(g) EDO Corporation Compensation Plan for Directors. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(h) Amended and Restated Employment and Retirement Agreement, dated as of January 2, 2000, between EDO and Frank A. Fariello.

10(i) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Ira Kaplan.

10(j) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Marvin D. Genzer.

10(k) Second Amended and Restated Employment Agreement, dated as of January 2, 2000, by and among AIL Systems, Inc., EDO and James M. Smith.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were required to be filed during the three months ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its chief financial and accounting officer, thereunto duly authorized.

                                              EDO CORPORATION (Registrant)
                                              --------------------------------
Dated: February 28, 2000                      By:   Frank A. Fariello
                                              Chief Financial Officer (acting)

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on February 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                   Title

Frank A. Fariello     Chairman of the Board,
                        Chief Executive Officer
                        Acting Chief Financial
                        Officer and and Director __
William J. Frost      Vice President-              |
                        Administration             |
                        and Assistant Secretary    |
Marvin D. Genzer      Vice President, General      |
                        Counsel and Secretary      |
Ira Kaplan            President and                |
                        Chief Operating Officer    |
Robert E. Allen       Director                     |- By: Frank A. Fariello
Robert Alvine         Director                     |     ---------------------
Mellon C. Baird       Director                     |        Attorney-in-Fact
George M. Ball        Director                     |
Robert M. Hanisee     Director                     |
Michael J. Hegarty    Director                     |
James M. Smith        Director                     |
George A. Strutz, Jr. Director                   __|

SELECTED FINANCIAL DATA
EDO Corporation and Subsidiaries
(Not Covered by Independent Auditors' Report)
==============================================================================
                                    1999    1998      1997     1996     1995
                                     (in thousands, except per share amounts)
------------------------------------------------------------------------------
Summary of Operations
Net sales from
 continuing operations:
  Defense and Aerospace Systems  $ 66,381   53,785   43,807   38,240   36,966
  Engineered Materials             31,555   27,618   29,901   30,476   26,876
------------------------------------------------------------------------------
  Total                            97,936   81,403   73,708   68,716   63,842
==============================================================================
Operating earnings from
 continuing operations:
  Defense and Aerospace Systems     7,012    5,966    3,910    5,397    4,514
  Engineered Materials              2,237    3,589    1,159    2,223    1,721
  Litigation settlement income          -    2,200    2,900        -        -
  Postretirement health
   care curtailment gain                -        -        -    7,120        -
------------------------------------------------------------------------------
  Total                             9,249   11,755    7,969   14,740    6,235
------------------------------------------------------------------------------
Net interest expense                 (785)    (428)    (459)    (766)  (1,199)
Other income (expense), net           230     (100)     (50)     (66)     (41)
------------------------------------------------------------------------------
Earnings before Federal
 income taxes                       8,694   11,227    7,460   13,908    4,995
Provision for Federal
 income taxes                       2,610      880        -        -        -
==============================================================================
Earnings (loss) from:
  Continuing operations             6,084   10,347    7,460   13,908    4,995
  Discontinued operations          (4,064)  (2,116)    (433)  (9,477)  (2,335)
==============================================================================
Net earnings                        2,020    8,231    7,027    4,431    2,660
Dividends on preferred shares(a)    1,000    1,063    1,127    1,179    1,239
------------------------------------------------------------------------------
Net earnings available for
 common shares                   $  1,020    7,168    5,900    3,252    1,421
==============================================================================
Per Common Share Data
Basic net earnings (loss):
  Continuing operations          $   0.76     1.42     1.01     2.13     0.66
  Discontinued operations        $  (0.61)   (0.33)   (0.07)   (1.59)   (0.41)
------------------------------------------------------------------------------
  Total                          $   0.15     1.09     0.94     0.54     0.25
Diluted net earnings             $   0.15     0.94     0.81     0.46     0.20
Cash dividends                   $   0.12     0.115    0.10        -        -
Other Information
Working capital                  $ 35,110   32,674   31,599   26,671   30,081
Depreciation and amortization
 of fixed assets                 $  2,572    1,999    2,210    2,113    2,660
Plant and equipment expenditures $  4,032    3,133    1,903      903    1,094
Total assets                     $124,491  124,630  107,556   90,801   90,126
Long-term debt                   $ 26,250   28,000   29,317   29,317   29,317
ESOT loan obligation             $  7,429    8,955   10,368   11,676   12,887
Shareholders' equity             $ 40,241   38,051   28,135   19,823   14,997
Backlog of unfilled orders       $133,880  130,151   93,028   72,296   62,552
==============================================================================
a ESOP Convertible Cumulative Preferred Shares, Series A (hereinafter referred to as "preferred shares")

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

The Company conducts its business in two segments: Defense and Aerospace Systems; and Engineered Materials. The Defense and Aerospace Systems segment represents 68% of the Company's net sales and includes the products of marine and aircraft systems and combat systems and analysis. The Engineered Materials segment represents 32% of net sales and includes the electro-ceramic and advanced fiber composite structural products.

During 1999, the Company announced its intention to sell its satellite products business, and in January 2000 the Company completed the sale of this business (see Note 4 to the Consolidated Financial Statements). Accordingly, the consolidated financial statements of the Company have been restated to reflect the satellite products business as discontinued operations. Revenues, costs and expenses, assets and liabilities, cash flows and backlog associated with the satellite products business have been excluded from the respective captions in the consolidated financial statements and discussion below.

In January 2000, the Company announced that its Board of Directors approved the merger of a wholly-owned subsidiary of the Company with AIL Technologies Inc.
(AIL). Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding common and preferred shares of AIL will be exchanged or purchased for approximately 6.6 million newly-issued EDO common shares and a cash payment aggregating approximately $13 million, depending on the final exchange ratio and the market price of EDO common shares on or about the closing date. The merged company will also assume AIL debt which was approximately $23.2 million as of December 31, 1999. Approximately
5.3 million of the newly-issued shares will be held in trust by AIL's Employee Stock Ownership Plan (AIL ESOP). The transaction is subject to a vote by both companies' shareholders, including the trustee of the AIL ESOP, and regulatory authorities, among other conditions. (See Note 20 to the Consolidated Financial Statements.)

RESULTS OF CONTINUING OPERATIONS - 1999 COMPARED TO 1998

Net sales for 1999 were $97.9 million compared with net sales of $81.4 million in 1998, an increase of 20%. Sales in the Defense and Aerospace Systems segment increased 23% to $66.4 million due to increases in sales of aircraft stores suspension and release equipment; airborne mine countermeasures systems; integrated combat systems; and technology services and analysis. This increase was partially offset by lower sales of undersea warfare sonar. The increase in aircraft stores suspension and release equipment sales was partially due to sales of M. Technologies, Inc., which was acquired in November 1999. The increase in technology services and analysis sales was due to sales of EDO Technology Services and Analysis (EDO TSA), which was acquired in July 1998. Sales in the Engineered Materials segment increased 14% to $31.6 million due to the acquisition of EDO Specialty Plastics in December 1998. This increase was partially offset by lower sales of electro-ceramic products and fiber composite waste tanks due to reduced orders.

Total operating earnings for 1999 were $9.2 million, down $2.6 million compared with the $11.8 million recorded in 1998, which included litigation settlement income of $2.2 million. Operating earnings in the Defense and Aerospace Systems segment in 1999 were $7.0 million, an increase of 18% compared with operating earnings of $6.0 million in 1998 due to the increased sales noted above. Operating margins were 11% in both 1999 and 1998. Operating earnings in the Engineered Materials segment were $2.2 million, a decrease of 38% compared with operating earnings of $3.6 million in 1998. Operating margin was 7% in 1999 compared with 13% in 1998. The reduced operating earnings and margins were primarily due to the decrease in sales of electro-ceramic products and advanced fiber composite structural products.

Selling, general and administrative expenses in 1999 were $13.6 million compared with $11.6 million in 1998. At approximately 14% of sales, the level of expense is consistent with the prior year.

Company-funded research and development increased by 15% to $2.7 million compared with $2.4 million in 1998. This increase is consistent with the Company's strategy of increased investment in product development. Customer-sponsored research and development was $18.9 million in 1999 compared with $22.3 million in 1998. Customer-sponsored research and development is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

Interest expense, net of interest income, was $0.8 million in 1999 and $0.4 million in 1998. This increase was principally due to lower interest income as a result of lower levels of average invested cash. Interest expense primarily represents the interest paid on the 7% Convertible Subordinated Debentures Due 2011.

The Company recorded a provision for Federal income taxes at an effective rate of approximately 30%, which was higher than what was recorded in 1998 as the Company fully recognized the benefit associated with its tax net operating loss carryforwards in the fourth quarter of 1998.

Net earnings from continuing operations available for common shares in 1999 were $5.1 million compared with $9.3 million in 1998. Basic net earnings per common share from continuing operations were $0.76 in 1999 compared with $1.42 in 1998. Basic net earnings per common share from continuing operations were based on a weighted average of 6.7 million and 6.5 million common shares outstanding in 1999 and 1998, respectively. Diluted net earnings per common share from continuing operations were $0.65 in 1999 as compared with $1.21 in 1998.

FINANCIAL CONDITION

The Company's cash, cash equivalents and marketable securities decreased by $3.9 million in 1999 to $29.6 million compared with $33.5 million in 1998. The net decrease resulted from aggregate cash flows from continuing and discontinued operations of $11.2 million offset primarily by purchases of capital equipment of $4.0 million, net outlays for an acquisition of $2.6 million, repurchase of debentures of $1.4 million, payment of a note payable of $5.5 million, which related to a 1998 acquisition, and payments of preferred and common dividends of $1.8 million.

In November 1999, the Company acquired all of the stock of M. Technologies, Inc., now operating as EDO M.Tech, an integrator of aircraft weapons and avionics systems, for $4.5 million. Three million dollars was paid at closing and the remaining $1.5 million will be paid over the next three years. The transaction was accounted for as a purchase. M.Technologies' sales for 1998 were $4.4 million. On a pro forma basis, had the M.Technologies acquisition taken place as of the beginning of the years presented, results of operations for those years would not have been materially affected.

In January 2000, the Company announced that it had completed the sale of its satellite products business (Barnes Engineering Company subsidiary) for $10.0 million in cash. The transaction is subject to certain post-closing balance sheet and other adjustments that could reduce the amount by up to $1.8 million. In addition, the Company has agreed to indemnify the buyer for certain contract-related matters. As of December 31, 1999 the Company recorded an estimated loss on the disposal of this business of $4.7 million (net of a $2.4 million income tax benefit).

Notes receivable of $2.7 million at December 31, 1999, of which $1.2 million is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. Payments of $0.4 million due on the notes are currently in arrears. The Company is currently in discussions with the current owner of the properties about the amounts in arrears. The notes are fully secured by the facility.

The Company has outstanding $27.8 million of 7% Convertible Subordinated Debentures Due 2011 (the debentures). Commencing in 1996 and until the retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million that are due each December 15th. In July 1999, the Company purchased $1.6 million face value of these debentures for $1.4 million. As of December 31, 1999 the Company had $0.2 million of these debentures remaining in treasury, which will be used toward a portion of the 2000 payment. The Company has classified the balance of the 2000 installment, or $1.5 million, as a current obligation.

The Company has an ESOT loan obligation with a balance at December 31, 1999 of $7.4 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company. The obligation is scheduled to be repaid in 2003.

The Company maintains a $30.0 million secured multi-year revolving credit facility through a syndicate of banks. This facility is available for acquisitions, short-term borrowings, as well as for standby letters of credit, which are often required by international customers when the Company receives contract advances. As of December 31, 1999 there were approximately $13.4 million of standby letters of credit outstanding, and there have not been any direct borrowings.

The Company is incurring costs in connection with the remediation of a Superfund site (Note 18 to the Consolidated Financial Statements). The Company has expensed all of the costs it has incurred, as well as a discounted estimate of all future costs related to this matter. The liability for these future costs as of December 31, 1999 is approximately $2.5 million of which $0.4 million is classified as a current liability. Approximately $0.8 million of this liability will be expended over the next five years.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

Backlog increased to $133.9 million at December 31, 1999 from $130.2 million at December 31, 1998.

RESULTS OF CONTINUING OPERATIONS - 1998 COMPARED TO 1997

Net sales for 1998 were $81.4 million compared with net sales of $73.7 million in 1997, an increase of 10%. Sales in the Defense and Aerospace Systems segment increased 23% to $53.8 million as a result of increased sales of mine countermeasures, command and control and sonar systems and five months of sales of the newly acquired technical services business. Sales in the Engineered Materials segment decreased 8% to $27.6 million due to reduced sales of electro-ceramic products.

Total operating earnings for 1998 increased to $11.8 million, an increase of $3.8 million or 48% over the $8.0 million recorded in 1997. This increase resulted from a favorable mix of higher margin programs and an increase in pension income of approximately $1.0 million. In 1998 and 1997 operating earnings include income from litigation settlements of $2.2 million and $2.9 million, respectively. The settlements occurred in the respective fourth quarters and related to an environmental matter that is more fully explained in
Note 18 to the Consolidated Financial Statements.

Operating earnings in the Defense and Aerospace Systems segment in 1998 were $6.0 million, an increase of 53% compared with operating earnings of $3.9 million in 1997. This increase was primarily due to a more favorable mix of higher margin programs. Operating earnings in the Engineered Materials segment were $3.6 million compared with operating earnings of $1.2 million in 1997.
The increased earnings were primarily due to a $2.0 million charge in 1997 related to the discontinuance of certain acoustic instrument products.

Selling, general and administrative expenses in 1998 were $11.6 million compared with $8.8 million in 1997. This increase resulted primarily from the inclusion of the expenses of EDO Technology Services and Analysis, which was acquired in July 1998 and increased expenditures related to business development activities.

Company-funded research and development increased by 41% to $2.4 million compared with $1.7 million in 1997. This increase is consistent with the Company's strategy of increased investment in product development. Customer-sponsored research and development was $22.3 million in 1998 compared with $21.9 million in 1997. Customer-sponsored research and development is included in cost of sales and represents the engineering development portion of programs where new products are being developed or technologies are being advanced.

Interest expense, net of interest income, was $0.4 million in 1998 and $0.5 million in 1997. Interest expense primarily represents the interest accrued on the 7% Convertible Subordinated Debentures Due 2011.

In the fourth quarter of 1998 the Company began recording a provision for Federal income taxes as it fully recognized the benefit associated with its tax net operating loss carryforwards.

Net earnings from continuing operations available for common shares in 1998 were $9.3 million compared with $6.3 million in 1997. Basic net earnings per common share from continuing operations were $1.42 in 1998 compared to $1.01 in 1997. Basic net earnings per common share from continuing operations calculations were based on a weighted average of 6.5 million and 6.3 million common shares outstanding in 1998 and 1997, respectively. Diluted net earnings per common share from continuing operations were $1.21 in 1998 as compared with $0.87 in 1997.

MARKET RISKS

The Company's outstanding indebtedness as of December 31, 1999 comprises the debentures and the ESOT loan obligation, as discussed above. The debentures bear interest at a fixed rate and the interest on the ESOT loan obligation fluctuates with the prime-lending rate. The Company does not believe it has a material exposure to fluctuations in interest rates. Additionally, the Company does not believe it has a material exposure to fluctuations in foreign currencies since substantially all contracts with foreign customers are denominated in U.S. dollars. In limited instances where supply contracts are not denominated in U.S. dollars, the Company has the corresponding portion of the contract from its foreign customer denominated in the currency of its supplier.

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities at their fair value. In certain circumstances, changes in the value of such derivatives may be required to be recorded as gains or losses. Management believes that the impact of this statement will not have a material effect on the Company's consolidated financial statements.

YEAR 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease functioning.

The Company has conducted several informal Y2K reviews over the last two years of its products and internal systems. The Company's formal Y2K program was established in 1998 to ensure that the Company's initial conclusions were correct. The program was conducted under the direction of its Vice President & General Counsel and the oversight of the Audit Committee of the Board of Directors. The Y2K "Committee" consisted of a Y2K coordinator from each operating location and met five times.

The costs of the above Y2K program were expensed as incurred and were immaterial. Based upon the Company's review over the last two years and the results of confirmatory testing after the changeover to 2000, no problems related to Y2K have resulted which have any material impact on the Company's consolidated financial position. The Company will continue to monitor any Y2K issues for the remainder of 2000.

COMMON SHARE PRICES

EDO common shares are traded on the New York Stock Exchange. As of February 10, 2000, there were 2,301 shareholders of record (brokers and nominees counted as one each).

The price range in 1999 and 1998 was as follows:

             ================================================
                                 1999             1998
                            High      Low     High     Low
             ------------------------------------------------
             1st Quarter   8-11/16   6-7/16   9-5/8   8-1/16
             2nd Quarter   7-9/16    6-1/8    9-3/4   8-1/2
             3rd Quarter   9-3/8     5-3/4   10-7/8   6-11/16
             4th Quarter   6-3/16    5-1/8    8-3/4   6-3/4
             ================================================

DIVIDENDS

During 1999, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. During 1998, the Board of Directors approved the payment of cash dividends of $0.025 per common share in the first quarter and $0.03 per common share in the second, third and fourth quarters. The Company's revolving credit agreement places certain limits on the payment of cash dividends. See Note 9 to the Consolidated Financial Statements.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The statements in this Annual Report on Form 10-K relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the following for each of the types of information as noted below.

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

Achievement of margins on sales, earnings and cash flow can be affected by: unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of sales; underestimation of anticipated costs on specific programs; risks inherent in integrating recent acquisitions into the Company's overall structure; and risks associated with year 2000 compliance by the Company, its customers, suppliers and other third parties. Expectations of future Federal income tax rates can be affected by a variety of factors, including amounts of profits relating to foreign sales.

The Company has no obligation to update any forward-looking statements.

CONSOLIDATED STATEMENTS OF EARNINGS
EDO Corporation and Subsidiaries

==============================================================================
                                                  Years Ended December 31
                                                1999        1998       1997
                                                     (in thousands,
                                                except per share amounts)
------------------------------------------------------------------------------
Continuing Operations:
  Net sales                                  $ 97,936    $ 81,403    $ 73,708
------------------------------------------------------------------------------
  Costs and Expenses
    Cost of sales (including a $2,000 charge
     for the discontinuance of a product
     line in 1997)                             72,337      57,817      58,142
    Selling, general and administrative        13,602      11,649       8,809
    Research and development                    2,748       2,382       1,688
    Litigation settlement income                    -      (2,200)     (2,900)
------------------------------------------------------------------------------
                                               88,687      69,648      65,739
------------------------------------------------------------------------------
  Operating Earnings                            9,249      11,755       7,969
  Non-operating Income (Expense)
    Interest income                             1,634       1,893       1,838
    Interest expense                           (2,419)     (2,321)     (2,297)
    Other, net                                    230        (100)        (50)
------------------------------------------------------------------------------
                                                 (555)       (528)       (509)
------------------------------------------------------------------------------
  Earnings before Federal income taxes          8,694      11,227       7,460
  Federal income tax expense                    2,610         880           -
------------------------------------------------------------------------------
  Earnings from Continuing Operations           6,084      10,347       7,460
Discontinued Operations:
  Earnings (loss) from discontinued satellite
   products business, net of income tax
   benefit (expense)                              609      (2,116)       (433)
  Estimated loss on disposal (including
   provision of $530 for operating losses
   during phase-out period), net of income
   tax benefit                                 (4,673)          -           -
------------------------------------------------------------------------------
  Loss from Discontinued Operations            (4,064)     (2,116)       (433)
------------------------------------------------------------------------------
Net Earnings                                    2,020       8,231       7,027
Dividends on preferred shares                   1,000       1,063       1,127
------------------------------------------------------------------------------
Net Earnings Available for Common Shares     $  1,020    $  7,168    $  5,900
==============================================================================

Earnings (Loss) Per Common Share:
  Basic:
    Continuing operations                    $   0.76    $   1.42    $   1.01
    Discontinued operations                     (0.61)      (0.33)      (0.07)
------------------------------------------------------------------------------
Net Earnings                                 $   0.15    $   1.09    $   0.94
==============================================================================
  Diluted:
    Continuing operations                    $   0.65    $   1.21    $   0.87
    Discontinued operations                     (0.50)      (0.27)      (0.06)
------------------------------------------------------------------------------
Net Earnings                                 $   0.15    $   0.94    $   0.81
==============================================================================
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
EDO Corporation and Subsidiaries
==============================================================================
                                                              December 31
                                                           1999        1998
                                                        (in thousands, except
                                                         share and per share
                                                                amounts)
------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                            $   13,799  $   21,991
  Marketable securities                                    15,843      11,519
  Accounts receivable                                      32,818      30,182
  Inventories                                              12,188       9,250
  Deferred tax asset, net                                   2,336       1,280
  Prepayments and other                                     2,299       2,071
------------------------------------------------------------------------------
            Total current assets                           79,283      76,293
------------------------------------------------------------------------------
Plant and equipment, net                                   10,218       8,694
Notes receivable                                            1,450       2,300
Cost in excess of fair value of net
 assets acquired, net                                       9,050       5,308
Other assets                                               16,351      12,215
Net assets of discontinued operations                       8,139      19,820
------------------------------------------------------------------------------
                                                       $  124,491  $  124,630
==============================================================================
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities             $   23,108  $   23,253
  Contract advances and deposits                           19,153      13,589
  Current portion of notes payable                            397       5,460
  Current portion of long-term debt                         1,515       1,317
------------------------------------------------------------------------------
            Total current liabilities                      44,173      43,619
------------------------------------------------------------------------------
Note payable                                                  892           -
Long-term debt                                             26,250      28,000
ESOT loan obligation                                        7,429       8,955
Postretirement benefits obligation                          3,402       3,443
Environmental obligation                                    2,104       2,562
Shareholders' equity:
  Preferred shares, par value $1 per share
   (liquidation preference $213.71 per share or $12,264
   in the aggregate in 1999), authorized 500,000 shares,
   57,384 issued in 1999 and 60,641 in 1998                    57          61
  Common shares, par value $1 per share, authorized
   25,000,000 shares, 8,453,902 issued in both years        8,454       8,454
  Additional paid-in capital                               28,483      30,142
  Retained earnings                                        35,667      35,294
  Accumulated other comprehensive loss                       (255)          -
------------------------------------------------------------------------------
                                                           72,406      73,951
Less:   Treasury shares at cost (1,693,867 shares in
         1999 and 1,821,634 shares in 1998)               (23,967)    (25,775)
        ESOT loan obligation                               (7,429)     (8,955)
        Deferred compensation under Long-Term
         Incentive Plan                                      (769)     (1,170)
------------------------------------------------------------------------------
            Total shareholders' equity                     40,241      38,051
------------------------------------------------------------------------------
                                                       $  124,491  $  124,630
==============================================================================
See accompanying Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
EDO Corporation and Subsidiaries
==============================================================================
                                 1999             1998             1997
                                              (in thousands)
                             Amount  Shares   Amount  Shares   Amount  Shares
------------------------------------------------------------------------------
Preferred shares
  Balance at beginning
   of year                  $    61      61  $    65      65  $    68      68
  Shares converted to
   common shares                 (4)     (4)      (4)     (4)      (3)     (3)
------------------------------------------------------------------------------
  Balance at end of year         57      57       61      61       65      65
------------------------------------------------------------------------------
Common shares
------------------------------------------------------------------------------
  Par value of
   shares issued              8,454   8,454    8,454   8,454    8,454   8,454
------------------------------------------------------------------------------
Additional paid-in capital
  Balance at beginning
   of year                   30,142           32,546           35,438
  Exercise of stock options    (112)            (645)          (1,132)
  Shares used for payment of
   directors' fees             (132)             (71)             (64)
  Shares used for Long-Term
   Incentive Plan                 -             (369)            (721)
  Conversion of preferred
   shares to common shares   (1,415)          (1,319)            (975)
------------------------------------------------------------------------------
  Balance at end of year     28,483           30,142           32,546
------------------------------------------------------------------------------
Retained earnings
  Balance at beginning
   of year                   35,294           27,641           22,368
  Net earnings                2,020            8,231            7,027
  Common share dividends
   (12 cents, 11.5 cents
   and 10 cents per share
   in 1999, 1998 and 1997,
   respectively)               (806)            (755)            (627)
  Dividends on
   preferred shares          (1,000)          (1,063)          (1,127)
  Tax benefit of
   unallocated preferred
   share dividends              159            1,240                -
------------------------------------------------------------------------------
  Balance at end of year     35,667           35,294           27,641
------------------------------------------------------------------------------
Accumulated other
 comprehensive loss
  Balance at beginning
   of year                        -                -                -
  Unrealized loss on
   marketable securities,
   net of income tax
   benefit                     (255)               -                -
------------------------------------------------------------------------------
  Balance at end of year       (255)               -                -
------------------------------------------------------------------------------
Treasury shares at cost
  Balance at beginning
   of year                  (25,775) (1,822) (29,201) (2,054) (34,240) (2,409)
  Shares used for
   exercise of stock
   options                      149      11      998      62    2,491     175
  Shares used for payment
   of directors' fees           240      17      167      11      149      11
  Shares used for Long-
   Term Incentive Plan            -       -      938      66    1,421     100
  Shares used for
   conversion of preferred
   shares                     1,419     100    1,323      93      978      69
------------------------------------------------------------------------------
  Balance at end of year    (23,967) (1,694) (25,775) (1,822) (29,201) (2,054)
------------------------------------------------------------------------------
ESOT loan obligation
  Balance at beginning
   of year                   (8,955)         (10,368)         (11,676)
  Repayments made
   during year                1,526            1,413            1,308
------------------------------------------------------------------------------
  Balance at end of year     (7,429)          (8,955)         (10,368)
------------------------------------------------------------------------------
Deferred compensation
 under Long-Term
 Incentive Plan
  Balance at beginning
   of year                   (1,170)          (1,002)           (589)
  Shares used for Long-
   Term Incentive Plan            -             (569)           (700)
  Amortization of Long-
   Term Incentive Plan
   deferred expense             401              401             287
------------------------------------------------------------------------------
  Balance at end of year       (769)          (1,170)         (1,002)
==============================================================================
Total Shareholders'
 Equity                  $   40,241       $   38,051      $   28,135
==============================================================================
Comprehensive income
  Net earnings           $    2,020       $    8,231      $    7,027
  Unrealized loss on
   marketable securities,
   net of income tax
   benefit of $131             (255)               -               -
------------------------------------------------------------------------------
  Comprehensive income   $    1,765       $    8,231      $    7,027
==============================================================================
See accompanying Notes to Consolidated Financial Statements.
CONSOLIDATED STATEMENTS OF CASH FLOWS
EDO Corporation and Subsidiaries
==============================================================================
                                                    Years Ended December 31
                                                  1999       1998       1997
                                                      (in thousands)
------------------------------------------------------------------------------
Operating Activities:
  Earnings from continuing operations          $  6,084   $ 10,347   $  7,460
  Adjustments to earnings to arrive at cash
   provided by continuing operations:
    Depreciation and amortization                 3,390      2,343      3,684
    Deferred tax expense (benefit)                  740        (50)         -
    Write-down of acoustic product
     line inventory                                   -          -      1,500
    Gain on repurchase of debentures               (147)         -          -
    Deferred compensation expense                   401        401        287
    Common shares issued for directors' fees        108         96         85
    Changes in operating assets and
     liabilities, excluding effects
     of acquisitions:
      Accounts receivable                        (1,796)    (7,788)     2,202
      Inventories                                (2,938)    (2,871)    (2,291)
      Prepayments, other assets and other        (5,050)     1,274     (5,305)
      Accounts payable and accrued liabilities   (1,062)      (469)     1,891
      Contract advances and deposits              5,564        870      8,486
------------------------------------------------------------------------------
Cash provided by continuing operations            5,294      4,153     17,999
Net cash provided (used) by
 discontinued operations                          5,952      4,461     (2,437)
Investing Activities:
  Purchase of plant and equipment                (4,032)    (3,133)    (1,903)
  Payments received on notes receivable             575        675        313
  Cash paid for acquisitions,
   net of cash acquired                          (2,638)    (5,648)         -
  Sale (purchase) of marketable securities       (4,709)     2,332    (13,851)
------------------------------------------------------------------------------
Cash used by investing activities               (10,804)    (5,774)   (15,441)
Financing Activities:
  Proceeds from exercise of stock options            37        353      1,359
  Repurchase of debentures                       (1,405)         -          -
  Payment made on note payable                   (5,460)         -          -
  Payment of common share cash dividends           (806)      (755)      (627)
  Payment of preferred share cash dividends      (1,000)    (1,063)    (1,127)
------------------------------------------------------------------------------
Cash used by financing activities                (8,634)    (1,465)      (395)
==============================================================================
Net increase (decrease) in cash
 and cash equivalents                            (8,192)     1,375       (274)
Cash and cash equivalents at
 beginning of year                               21,991     20,616     20,890
------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $ 13,799   $ 21,991   $ 20,616
==============================================================================
Supplemental disclosures:
  Cash paid for:
    Interest                                   $  2,002   $  2,052   $  2,058
    Income taxes                               $  2,126   $  1,386   $  1,137
==============================================================================
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997
EDO Corporation and Subsidiaries

(1) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Business

The consolidated financial statements include the accounts of EDO Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates in two segments, Defense and Aerospace Systems and Engineered Materials (Note 19). The Company discontinued its satellite products business in 1999 (Note 4).

(b) Cash Equivalents

The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(c) Marketable Securities

The Company's marketable securities, consisting of U.S. government-backed securities, mortgage-backed securities and corporate bonds, are categorized as available-for-sale. The securities have been reflected at market value in the accompanying consolidated balance sheets.

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

(f) Depreciation and Amortization

Depreciation and amortization of plant and equipment have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods.

Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $1,058,000 and $1,382,000 are included in other assets at December 31, 1999 and 1998, respectively.

(g) Cost in Excess of Fair Value of Net Assets Acquired (Goodwill)

The excess of the total acquisition costs over the fair value of net assets acquired of approximately $9.4 million ($9.1 million, net of accumulated amortization at December 31, 1999) is being amortized on a straight-line basis over fifteen to twenty years. The Company assesses the recoverability of unamortized goodwill by determining whether the amortization of the goodwill balance over its estimated life can be recovered through the undiscounted projected future cash flows of the acquired businesses. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

(h) Long-Lived Assets

The Company reviews long-lived assets to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable when measured by comparing the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differ-ences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(l) Financial Instruments

The fair value and book value of the Company's 7% Convertible Subordinated Debentures Due 2011 and ESOT obligation at December 31, 1999 were $31,429,000 and $35,194,000, respectively (Notes 9 and 10), and at December 31, 1998 were $34,167,000 and $38,272,000, respectively. The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair values of the environmental obligation (Note
18) and notes payable approximate their carrying values since they have been discounted.

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

(n) Accounting for Stock-Based Compensation

The Company records compensation expense for employee stock options and warrants only if the current market price of the underlying stock exceeds the exercise price on the date of the grant. The Company has elected not to implement the fair value-based accounting method for employee stock options and warrants, but has elected to disclose the pro forma net earnings and pro forma earnings per share for employee stock option and warrant grants made beginning in 1995 as if such method had been used to account for stock-based compensation cost (Note 14).

(o) Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income comprises net earnings less the unrealized loss on marketable securities net of the related income tax benefit.

(2) Acquisitions

In July 1998, the Company acquired substantially all of the assets of the Technology Services Group of Global Associates, Ltd., now operating as EDO Technology Services and Analysis (EDO TSA), for $4.2 million in cash. EDO TSA provides technical services to various agencies of the U.S. Department of Defense. The acquisition has been accounted for as a purchase and, accordingly, the operating results of EDO TSA have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of approximately $2.1 million is being amortized over fifteen years.

In December 1998, the Company acquired all of the stock of Specialty Plastics, Inc., now operating as EDO Specialty Plastics, in exchange for a $5.5 million note, which was paid in January 1999. EDO Specialty Plastics manufactures and installs lightweight fiber composite pipe for use on offshore, deep-water oil production platforms. The acquisition has been accounted for as a purchase and, accordingly, the operating results of EDO Specialty Plastics have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of approximately $2.9 million is being amortized over twenty years.

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

Unaudited pro forma results of operations, assuming these acquisitions had been made at the beginning of each period, which include adjustments to interest expense, interest income, amortization expense and income tax expense are as follows:
==============================================================================
                                                     1998            1997
                                                       (unaudited)
                                                      (in thousands)
------------------------------------------------------------------------------
Net sales from continuing operations           $   92,360      $   91,044
Net earnings from continuing operations
 available for common shares                        9,089           5,786
------------------------------------------------------------------------------
Basic earnings per common share
 from continuing operations                      $   1.39        $   0.92
Diluted earnings per common share
 from continuing operations                      $   1.18        $   0.80
==============================================================================

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchases been made at the beginning of the periods, or of the results which may occur in the future.

In November 1999, the Company acquired the outstanding stock of M.Technologies Inc., an integrator of aircraft weapons and avionics systems, for $3 million in cash paid at closing and $1.5 million to be paid over three years. The $1.5 million note payable has been present valued in the accompanying consolidated balance sheet at an interest rate of 8% as of December 31, 1999. The acquisition has been accounted for as a purchase, and accordingly, the operating results of M.Technologies have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired of approximately $4.4 million is being amortized over fifteen years. On a pro forma basis, had the M.Technologies acquisition taken place as of the beginning of the periods presented, results of operations for those periods would not have been materially affected.

(3) Consolidation and Discontinuance of Product Lines

In December 1997, the Company made the decision to consolidate its acoustic products product lines. Several products were consolidated into the Company's Electro-Ceramic Products operations and Combat Systems operations, and several were discontinued.

In connection with the consolidation, the Company recorded a charge in 1997 (included in cost of sales) of $2.0 million, which principally comprised the write-down of inventory related to the discontinued product lines to its net realizable value.

(4) Discontinued Operations

In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business. On January 31, 2000, the Company completed the sale of its satellite products business (Barnes Engineering Company). The sales price of $10.0 million is subject to adjustment relating to changes in net assets of the business from July 31, 1999 through the closing date (estimated to result in a decrease of approximately $1.8 million). In addition, the Company has agreed to indemnify the buyer for certain contract-related costs aggregating an estimated $2.3 million. The estimated adjustment for the changes in net assets and the estimated indemnification costs have been included in the loss on disposal of the satellite products business.

The Company's consolidated financial statements for 1998 and 1997 have been restated to reflect the satellite products business as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, cash flows and backlog associated with the satellite products business have been excluded from the respective captions in the accompanying consolidated financial statements.

The estimated loss on disposal is net of aggregate settlement and curtailment gains of $950,000 and $47,000 relating to the impact of the disposal on the Company's pension and postretirement benefit plans, respectively. In addition, the net earnings (loss) from discontinued operations prior to the measurement date and the estimated loss on disposal are reflected in the accompanying consolidated statements of earnings net of the related income tax benefit (expense). In 1999, the earnings from discontinued operations are net of a $261,000 tax expense, and the estimated loss on disposal is net of a $1,833,000 tax benefit. In 1998, the loss from discontinued operations is net of a $180,000 tax benefit.

Summarized financial information for the discontinued operations is as follows:
      =================================================================
                                 1999            1998            1997
      -----------------------------------------------------------------
      Net sales             $   14,123      $   14,657      $   20,654
      Net earnings (loss)          609          (2,116)           (433)
      =================================================================

==============================================================================
                                                         1999            1998
------------------------------------------------------------------------------
Current assets (primarily accounts receivable)      $   5,906      $   10,167
Noncurrent assets (primarily plant and equipment
 and goodwill)                                          3,968          11,776
Current liabilities                                    (1,735)         (2,123)
------------------------------------------------------------------------------
Net assets of discontinued operations               $   8,139      $   19,820
==============================================================================

(5) Accounts and Notes Receivable

Accounts receivable included $18,407,000 and $15,583,000 at December 31, 1999 and 1998, respectively, representing unbilled revenues. Substantially all of the unbilled balances at December 31, 1999 will be billed and are expected to be collected during 2000. Total receivables due from the United States government, either directly or as a subcontractor to a prime contractor with the government, were $16,897,000 and $15,080,000 at December 31, 1999 and 1998,
respectively.

Notes receivable of $2,650,000 at December 31, 1999, of which $1,200,000 is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. Two payments on the notes receivable aggregating $350,000 are past due as of December 31, 1999. The Company is currently in discussions with the current owner of the properties about the amounts in arrears. The notes receivable are secured by a mortgage on the facility.

(6) Inventories

Inventories are summarized by major classification as follows at December 31, 1999 and 1998:
           =======================================================
                                               1999           1998
                                                 (in thousands)
           -------------------------------------------------------
           Raw material and supplies      $   4,475      $   3,960
           Work-in-process                    7,182          5,038
           Finished goods                       531            252
           -------------------------------------------------------
                                          $  12,188      $   9,250
           =======================================================

(7) Plant and Equipment, Net

The Company's plant and equipment at December 31, 1999 and 1998, and their related useful lives are summarized as follows:
==============================================================================
                                          1999           1998
                                            (in thousands)         Life
------------------------------------------------------------------------------
Machinery and equipment             $   28,568     $   25,296   3 - 10 years
Leasehold improvements                   8,789          8,133   lease terms
------------------------------------------------------------------------------
                                        37,357         33,429
Less accumulated depreciation
 and amortization                       27,139         24,735
------------------------------------------------------------------------------
                                    $   10,218      $   8,694
==============================================================================

(8)   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 1999 and 1998:
==============================================================================
                                                    1999           1998
                                                     (in thousands)
------------------------------------------------------------------------------
Trade payables                                 $   4,065      $   4,511
Employee compensation and benefits                 3,596          3,064
Current portion of environmental obligation          434            464
Indemnification liability                          2,280              -
Other                                             12,733         15,214
------------------------------------------------------------------------------
                                               $  23,108      $  23,253
==============================================================================

(9)   Long-Term Debt and Line of Credit

Long-term debt of the Company at December 31, 1999 and 1998 consisted of the 7% Convertible Subordinated Debentures Due 2011 that were issued in November 1986. The debentures are convertible at the rate of 45.45 common shares for each $1,000 principal amount, which is equivalent to $22 per share. Debentures are redeemable at the option of the Company at par and at the option of the holder under certain circumstances involving a change in control of the Company. The Company is required to make sinking fund payments of $1,750,000 per year. During 1999, the Company purchased $1.6 million of the debentures for $1.4 million and recognized a gain of $0.2 million, which is included in other non-operating income in the accompanying consolidated statement of earnings.
As of December 31, 1999, the Company had $235,000 of these debentures remaining in treasury, which may be used to satisfy a portion of the sinking fund requirements for 2000. The remaining amount due in 2000 of $1,515,000 is reflected in the current portion of long-term debt. The carrying value of the debentures as of December 31, 1999 is $27,765,000. The Company estimates the fair value of the debentures as of December 31, 1999 to be approximately $24,000,000 based on yields of comparable financial instruments and recent transactions.

The Company has a $30.0 million secured, multi-year revolving line of credit agreement with a syndicate of banks for both short-term borrowings and letters of credit. The agreement expires on August 27, 2001 and provides that the portion available for potential cash borrowings be reduced by the amount of outstanding letters of credit. As of December 31, 1999, the Company has outstanding approximately $13.4 million of letters of credit. Borrowings under the agreement bear interest based on the bank's prime rate plus adjustments of up to 0.25% depending on the ratio of net total debt to earnings as defined in the agreement. There are certain covenants placed on the Company that require that several predetermined ratios be maintained. At December 31,

1999, the
Company was in compliance with such covenants. In addition, payments of common share dividends are limited to $0.28 per common share in any twelve-month period. This obligation is secured by the Company's accounts receivable, inventory, machinery and equipment. There have been no direct borrowings under this agreement. Borrowings under this agreement would be senior to the debentures described above.

(10) Employee Stock Ownership Plan and Trust

The Company's Employee Stock Ownership Plan (ESOP) provides retirement benefits to substantially all employees. During 1999, 1998 and 1997, respectively, cash contributions of $1,048,000, $1,020,000 and $942,000 were made to the ESOP. As of December 31, 1999, there were 222,381 common shares in the ESOP.

During 1988, the Employee Stock Ownership Trust (ESOT) purchased 89,772 preferred shares from the Company for approximately $19,185,000. The preferred shares are being allocated to employees through 2003 on the basis of compensation. The preferred shares provide for dividends of 8% per annum, which are deductible by the Company for Federal and state income tax purposes. The tax benefit that is attributable to unallocated preferred shares is reflected as an increase to retained earnings. Each unallocated preferred share is convertible at its stated conversion rate into 10 common shares. Allocated preferred shares are convertible at the greater of the stated conversion rate or the fair value of each preferred share ($180 at December 31, 1999) divided by the current market price of each common share. As of December 31, 1999, 65,471 preferred shares have been allocated, 24,301 preferred shares remained unallocated, and 32,388 of the allocated preferred shares have been converted into 882,800 common shares. Until converted, each preferred share is entitled to 12.3 votes. The preferred shares are entitled to vote on all matters presented to holders of common shares voting together as a class, except that certain amendments and mergers could entitle the holders of preferred shares to vote separately as a class. The ESOP provides for pass-through of voting rights to the ESOP participants and beneficiaries.

The ESOT purchased the preferred shares from the Company using the proceeds of a borrowing guaranteed by the Company. The ESOT services this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the ESOT are to be made in quarterly installments through 2003. Interest is charged at 82% of the prime lending rate. During 1999, 1998 and 1997, respectively, the Company's cash contributions and dividends on the preferred shares were used to repay principal of $1,526,000, $1,413,000 and $1,308,000 and pay interest of $541,000, $693,000 and $780,000. The guarantee agreement provides that, if the Company is in default under the revolving line of credit agreement described in Note 9, such default will also be considered a default under the guarantee agreement, permitting the lender to demand payment of the full amount of the borrowing. The guarantee agreement also provides that the Company may be obligated to prepay the ESOT loan through redemption of the preferred shares at $213.71 per share upon the occurrence of certain prepayment events.

The fair value of the ESOT obligation approximates book value since the interest rate is prime-based and accordingly is adjusted for market rate fluctuations.

The ESOT's borrowing guaranteed by the Company is reflected as a liability on the accompanying consolidated balance sheets with an equal amount as a reduction of shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note is repaid through 2003, the liability and the ESOT loan obligation will be reduced concurrently.

(11) Federal Income Taxes

The 1999, 1998 and 1997 provision for Federal income taxes for continuing operations comprised the following amounts:
                ================================================
                                    1999         1998       1997
                                          (in thousands)
                ------------------------------------------------
                Federal
                 Current       $   1,870      $   930      $   -
                 Deferred            740          (50)         -
                ------------------------------------------------
                Total          $   2,610      $   880      $   -
                ================================================

State income taxes of $482,000, $586,000 and $313,000 in 1999, 1998 and 1997,
respectively, are included in selling, general and administrative expenses.

The effective Federal income tax rate differed from the statutory Federal income tax rate for the following reasons:
       ================================================================
                                            Percent of Pretax Earnings
                                            1999       1998       1997
       ----------------------------------------------------------------
       Tax at statutory rate                34.0%      34.0%      34.0%
       Preferred share dividends            (2.1)      (2.0)      (2.4)
       Decrease in valuation allowance         -      (16.0)     (28.3)
       Foreign Sales Corporation benefit    (3.3)      (1.7)         -
       Other, net                            1.4       (6.5)      (3.3)
       ----------------------------------------------------------------
       Effective Federal income tax rate    30.0%       7.8%         -
       ================================================================

The items that comprise the significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:
       ================================================================
                                                      1999       1998
                                                       (in thousands)
       ----------------------------------------------------------------
       Deferred Tax Assets
       Postretirement benefits obligation
        other than pensions                         $ 1,157      1,171
       U.S. net operating loss carryforwards              -      2,006
       Loss on sale of discontinued operations        1,666          -
       R&D and alternative minimum
        tax credit carryforwards                      3,797      2,662
       Deferred compensation                          1,723      1,659
       Capital loss carryforwards                       976        976
       Other                                            836        143
       ----------------------------------------------------------------
       Total deferred tax assets                     10,155      8,617
       Less: Valuation allowance                       (976)      (976)
       ----------------------------------------------------------------
                                                      9,179      7,641
       ----------------------------------------------------------------
       Deferred Tax Liabilities
       Depreciation and amortization                  1,781      2,407
       Identifiable intangible asset                    725        763
       Prepaid pension asset                          3,623      2,541
       Other                                            714        650
       ----------------------------------------------------------------
       Total deferred tax liabilities                 6,843      6,361
       ----------------------------------------------------------------
       Net deferred tax asset                       $ 2,336    $ 1,280
       ================================================================

Deferred income tax assets as of December 31, 1998 include U.S. net operating loss carryforwards and capital loss carryforwards for income tax purposes of approximately $5,900,000 and $2,870,000, respectively, primarily expiring in 2009 and 2000, respectively. The net operating loss carryforwards were fully utilized in 1999. Research and development credits expire in the years 2008 and 2009. Realization of the asset relating to the capital loss carryforward is dependent on future capital gains. A valuation allowance has been established at December 31, 1999 for the portion of the deferred tax asset representing capital loss carryforwards since management cannot conclude that it is more likely than not that such asset will be realized.

(12) Shareholders' Equity

At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 1999, the Company had acquired approximately 3,957,000 common shares in open market transactions at prevailing market prices. Approximately 2,263,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 1999 and 1998, respectively, the Company held 1,693,867 and 1,821,634 common shares in its treasury for future use.

At December 31, 1999, the Company had reserved, authorized and unissued common shares for the following purposes:
==============================================================================
                                                                     Shares
------------------------------------------------------------------------------
Conversion of 7% Convertible Subordinated Debentures Due 2011      1,261,919
Stock option and long-term incentive plans                           897,950
Conversion of preferred shares                                     1,275,000
------------------------------------------------------------------------------
                                                                   3,434,869
==============================================================================

(13) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:
==============================================================================
                                                     1999      1998      1997
                                                        (in thousands)
------------------------------------------------------------------------------
Numerator:
  Earnings from continuing operations
   available for common shares                    $ 5,084   $ 9,284   $ 6,333
  Impact of assumed conversion of
   preferred shares                                   153       125        97
------------------------------------------------------------------------------
  Numerator for diluted calculation               $ 5,237   $ 9,409   $ 6,430
==============================================================================
Denominator:
  Weighted average common shares outstanding        6,701     6,549     6,261
  Dilutive effect of stock options                     56       155       151
  Dilutive effect of conversion of
   preferred shares                                 1,275     1,081       983
------------------------------------------------------------------------------
  Denominator for diluted calculation               8,032     7,785     7,395
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

Changes in options outstanding are as follows:
==============================================================================
                          1999                 1998                1997
                   Weighted   Shares    Weighted   Shares   Weighted   Shares
                   Average    Subject   Average    Subject  Average    Subject
                   Exercise     to      Exercise     to     Exercise     to
                    Price     Option     Price     Option    Price     Option
------------------------------------------------------------------------------

Beginning of year  $ 6.72    680,950    $ 6.55    688,950   $ 6.57    737,313
Options granted      8.42     21,000      8.66    100,750     7.20    157,750
Options exercised    3.42    (10,500)     6.29    (87,600)    7.26   (175,313)
Options expired/
 cancelled           8.43    (79,100)    11.21    (21,150)    6.39    (30,800)
------------------------------------------------------------------------------
End of year        $ 6.61    612,350    $ 6.72    680,950   $ 6.55    688,950
------------------------------------------------------------------------------
Exercisable
 at year end       $ 6.21    455,131
==============================================================================

The options outstanding as of December 31, 1999 are summarized in ranges as follows:
==============================================================================
   Range of       Weighted Average   Number of Options   Weighted Average
Exercise Prices    Exercise Price       Outstanding       Remaining Life
------------------------------------------------------------------------------
 $ 3.07- 5.99          $ 3.79             160,375             5 years
   6.00- 8.99            7.60             446,975             5 years
   9.00-11.56            9.09               5,000             8 years
------------------------------------------------------------------------------
                                          612,350
==============================================================================

The 1996 plan also provides for restricted common share long-term incentive awards as defined under the plan. All common shares authorized under the previous plans not yet awarded were canceled upon the approval of the 1996 plan. As of December 31, 1999, plan participants had been awarded 298,500 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The amount charged to operations in 1999, 1998 and 1997 was $401,000, $401,000 and $287,000, respectively. As of December 31, 1999, 285,600 shares are available for grant as stock options or awards.

The per share weighted-average fair value of stock options granted was $3.17, $2.58, and $2.77 in 1999, 1998 and 1997, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 2.0%, risk free interest rate of 6.5%, expected stock volatility of 30%, and an expected option life of 7-1/2 years; 1998 - expected dividend yield of 1.4%, risk free interest rate of 5.0%, expected stock volatility of 20%, and an expected option life of 7-1/2 years; 1997 - expected dividend yield of 1.3%, risk free interest rate of 5.5%, expected stock volatility of 30%, and an expected option life of 7-1/2 years.

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options, which have exercise prices equal to or greater than the fair values of the common shares on the dates of the grant. Had the Company determined compensation cost based on the fair values at the grant dates for its stock options under SFAS No. 123, the Company's earnings from continuing operations, and basic and diluted earnings from continuing operations per common share would have been reduced to the pro forma amounts indicated below:
==============================================================================
                                                1999         1998        1997
                                                       (in thousands,
                                                 except per share amounts)
------------------------------------------------------------------------------
Earnings from continuing operations:
  As reported                              $   6,084   $   10,347   $   7,460
  Pro forma                                    5,778       10,054       7,254
Basic earnings per common share:
  As reported                              $    0.76   $     1.42   $    1.01
  Pro forma                                     0.71         1.37        0.98
Diluted earnings per common share:
  As reported                              $    0.65   $     1.21    $   0.87
  Pro forma                                     0.61         1.17        0.84
==============================================================================

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

The net pension income for 1999, 1998 and 1997 was $2,233,000, $2,192,000, and
$1,185,000, respectively. The expected long-term rate of return on plan assets was 9.0% in 1999, 1998 and 1997. The actuarial computations assumed a discount rate on benefit obligations at December 31, 1999 and 1998 of 7.5% and 6.75%, respectively. The assumed rate of compensation increase approximates the Company's previous experience. The assets of the pension plan consist primarily of equity and fixed income securities, which are readily marketable.

A summary of the components of net periodic pension income follows:
==============================================================================
                                               1999        1998        1997
                                                     (in thousands)
------------------------------------------------------------------------------
Service cost                               $ (1,544)   $ (1,495)   $ (1,380)
Interest on projected benefit obligation     (5,970)     (6,124)     (5,999)
Expected return on plan assets                9,732       9,586       8,527
Amortization of transitional assets               8           8           8
Amortization of prior service cost             (208)       (208)       (208)
Amortization of gain                            215         425         237
------------------------------------------------------------------------------
Net pension income                        $   2,233   $   2,192   $   1,185
==============================================================================

In addition, in connection with the sale of the Company's satellite products business (Note 4), the Company recognized an aggregate settlement/curtailment gain of $950,000.

The following sets forth the funded status of the plan as of December 31:
==============================================================================
                                                       1999             1998
                                                           (in thousands)
------------------------------------------------------------------------------
Change in projected benefit obligation:
  Projected benefit obligation
   at beginning of year                         $    95,253      $    88,654
  Service cost                                        1,544            1,495
  Interest cost                                       5,970            6,124
  Benefits paid                                      (5,881)          (5,600)
  Actuarial (gain) loss                             (10,662)           4,580
  Settlement/curtailment gain                        (2,856)               -
------------------------------------------------------------------------------
  Projected benefit obligation
   at end of year                               $    83,368      $    95,253
------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets
   at beginning of year                             111,435          109,793
  Actual return on plan assets                       15,032            7,242
  Benefits paid                                      (5,881)          (5,600)
  Expected transfer of
   settlement/curtailment assets                     (2,625)               -
------------------------------------------------------------------------------
  Fair value of plan assets at end of year      $   117,961      $   111,435
------------------------------------------------------------------------------
Funded status                                   $    34,593      $    16,182
Unrecognized net gain                               (24,528)          (9,636)
Unrecognized prior service cost                         607              952
Unrecognized net assets                                 (16)             (25)
------------------------------------------------------------------------------
Prepaid pension cost (in other assets)          $    10,656      $     7,473
==============================================================================

In addition, the Company established in 1988 a supplemental defined benefit plan for substantially all employees. In 1999, 1998 and 1997, the net pension expense for this plan was approximately $130,000, $127,000, and $126,000, respectively.

The Company also has a supplemental retirement plan for officers and certain employees under which the Company has agreed to pay a predetermined retirement benefit. In the event of preretirement death or disability, the plan provides for similar benefits. Total expenses under this plan in 1999, 1998 and 1997 were $602,000, $672,000 and $600,000, respectively.

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

Postretirement health care and life insurance expense included the following components:
    ======================================================================
                                           1999         1998         1997
                                                  (in thousands)
    ----------------------------------------------------------------------
    Service cost                        $    80      $    41      $    36
    Interest cost                           276          237          250
    Amortization of net unrecognized
     loss (gain)                             43            -          (15)
    ----------------------------------------------------------------------
    Total postretirement health care
     and life insurance expense         $   399      $   278      $   271
    ======================================================================

In addition, in connection with the sale of the Company's satellite products business (Note 4), the Company recognized a curtailment gain of $47,000.

The funded status and breakdown of the postretirement health care and life insurance benefits are as follows as of December 31:

      ==================================================================
                                                   1999           1998
                                                     (in thousands)
      ------------------------------------------------------------------
      Change in accumulated postretirement
       benefit obligation:
        Accumulated benefit obligation
         at beginning of year                  $   3,572      $   3,574
        Service cost                                  80             41
        Interest cost                                276            237
        Benefits paid                               (419)          (392)
        Participant contributions                     26             31
        Actuarial loss                               695             15
        Change in discount rate                     (208)            66
        Effect of curtailment                       (620)             -
      ------------------------------------------------------------------
      Unfunded accumulated postretirement
       benefit obligation at end of year       $   3,402      $   3,572
      Unrecognized net loss                            -           (129)
      ------------------------------------------------------------------
      Accrued postretirement benefit cost      $   3,402      $   3,443
      ==================================================================

Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.5% and 6.75% at December 31, 1999 and 1998, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

(17) Commitments and Contingencies

The Company is contingently liable under the terms of letters of credit (Note
9) aggregating approximately $13,430,000 at December 31, 1999, should it fail to perform in accordance with the terms of its contracts with foreign customers.

At December 31, 1999, the Company and its subsidiaries were obligated under building and equipment leases expiring between 2000 and 2012. Minimum future rentals under those obligations with noncancellable terms in excess of one year are as follows:

   2000       - $ 2,963,000
   2001       - $ 2,867,000
   2002       - $ 2,406,000
   2003       - $ 2,207,000
   2004       - $ 1,512,000
   Thereafter - $ 6,642,000

Rental expense for continuing operations under such leases for the years ended December 31, 1999, 1998 and 1997 amounted to $2,885,000, $2,412,000 and
$2,703,000, respectively.

(18)   Legal Matters

The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with these two operable units are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 1999, the discounted liability over the remainder of the twenty-six years related to these two operable units is approximately $2.5 million of which approximately $0.4 million has been classified as current and is included in accounts payable and accrued liabilities. Approximately $0.8 million of the $2.5 million liability will be incurred over the next five years. In 1998 and 1997, the Company settled with one of its insurance carriers for $2.2 million, net of associated costs of $0.3 million, and $2.9 million, respectively, which was recorded as litigation settlement income. All $5.1 million was collected in 1998.

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

(19)   Business Segments

The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics, and the related regulatory environment. The Company's continuing operations are conducted in two business segments: Defense and Aerospace Systems and Engineered Materials. The Defense and Aerospace Systems segment sells its products and services primarily to customers in the defense industry. The Engineered Materials segment sells its products to customers in various commercial industries.

Domestic government sales, which include sales to prime contractors of the government, amounted to 48%, 50% and 44% of net sales, which were 58%, 57% and 63% of Defense and Aerospace Systems' net sales and 26%, 36% and 32% of Engineered Materials' net sales for 1999, 1998 and 1997, respectively. Export sales comprised 34%, 32% and 37% of net sales for 1999, 1998 and 1997, respectively.

Principal products and services by segment are as follows:

 Defense and Aerospace Systems Segment
  Marine and Aircraft Systems
   *   Aircraft Stores Suspension and Release Equipment
   *   Airborne Mine Countermeasures Systems
  Combat Systems and Analysis
   *   Integrated Combat Systems
   *   Command, Control and Communications Systems
   *   Undersea Warfare Sonar
   *   Technology Services and Analysis
 Engineered Materials Segment
   *   Electro-Ceramic Products
   *   Advanced Fiber Composite Structural Products

==============================================================================
                                               1999         1998         1997
                                                      (in thousands)
------------------------------------------------------------------------------
Net sales from continuing operations:
  Defense and Aerospace Systems          $   66,381   $   53,785   $   43,807
  Engineered Materials                       31,555       27,618       29,901
------------------------------------------------------------------------------
                                         $   97,936   $   81,403   $   73,708
------------------------------------------------------------------------------
Operating earnings from
 continuing operations:
  Defense and Aerospace Systems          $    7,012   $    5,966   $    3,910
  Engineered Materials(1)                     2,237        3,589        1,159
  Litigation settlement income                    -        2,200        2,900
------------------------------------------------------------------------------
                                         $    9,249   $   11,755   $    7,969
Net interest expense                           (785)        (428)        (459)
Other income (expense), net                     230         (100)         (50)
------------------------------------------------------------------------------
Earnings before Federal income taxes     $    8,694   $   11,227   $    7,460
------------------------------------------------------------------------------
Identifiable assets:
  Defense and Aerospace Systems          $   43,455   $   33,511   $   14,445
  Engineered Materials                       26,522       23,368       17,452
  Net assets of discontinued operations       8,139       19,820       26,399
  Corporate                                  46,375       47,931       49,260
------------------------------------------------------------------------------
                                         $  124,491   $  124,630   $  107,556
------------------------------------------------------------------------------
Depreciation and amortization:
  Defense and Aerospace Systems          $    1,331   $      935   $    2,349
  Engineered Materials                        1,653        1,068        1,158
  Corporate                                     406          340          177
------------------------------------------------------------------------------
                                         $    3,390   $    2,343   $    3,684
------------------------------------------------------------------------------
Capital Expenditures:
  Defense and Aerospace Systems          $    1,114   $    2,100   $      808
  Engineered Materials                        2,890        1,021          980
  Corporate                                      28           12          115
------------------------------------------------------------------------------
                                          $   4,032   $    3,133   $    1,903
==============================================================================
1. Includes a $2.0 million charge in 1997 for the consolidation and discontinuance of an acoustic products product line.

(20)   Subsequent Event

In January 2000, the Company announced that its Board of Directors approved the merger of a wholly-owned subsidiary of the Company with AIL Technologies Inc.
(AIL). Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding common and preferred shares of AIL will be exchanged or purchased for approximately 6.6 million newly issued EDO common shares and a cash payment aggregating approximately $13 million depending on the final exchange ratio and the market price of EDO common shares on or about the closing date. The merged company will also assume AIL debt, which was approximately $23.2 million of as of December 31, 1999. The transaction is subject to a vote by both companies' shareholders, including the trustee of AIL's Employee Stock Ownership Plan, and regulatory authorities as well as certain other conditions. As of December 31, 1999, approximately $1,000,000 of deferred transaction costs relating to the merger are included in other noncurrent assets in the accompanying consolidated balance sheet.

KPMG LLP
INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

EDO Corporation

We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Melville, New York
February 15, 2000

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited quarterly financial information for 1999 and 1998 (in thousands, except per share amounts).
==============================================================================
                  First Quarter  Second Quarter   Third Quarter Fourth Quarter
                  1999    1998    1999    1998    1999    1998    1999    1998
------------------------------------------------------------------------------
Net sales from
 continuing
 operations    $23,022 $18,886 $23,661 $18,949 $23,812 $20,035 $27,441 $23,533
Net earnings
 (loss):
  Continuing
   operations    1,188   1,922   1,320   2,285   1,677   2,528   1,899   3,612
  Discontinued
   operations      232     (17)    211      (7) (3,509)   (256)   (998) (1,836)
------------------------------------------------------------------------------
  Total          1,420   1,905   1,531   2,278  (1,832)  2,272     901   1,776
Earnings (loss)
 per share:
  Basic:
   Continuing
    operations    0.14    0.26    0.16    0.31    0.21    0.34    0.25    0.51
   Discontinued
    operations    0.03   (0.01)   0.03       -   (0.52)  (0.04)  (0.15)  (0.28)
------------------------------------------------------------------------------
   Total          0.17    0.25    0.19    0.31   (0.31)   0.30    0.10    0.23
  Diluted:
   Continuing
    operations    0.12    0.22    0.14    0.27    0.18    0.29    0.21    0.44
   Discontinued
    operations    0.03       -    0.02       -   (0.43)  (0.04)  (0.12)  (0.24)
------------------------------------------------------------------------------
   Total          0.15    0.22    0.16    0.27   (0.25)   0.25    0.09    0.20
Preferred
 dividends paid    259     277     249     263     247     264     245     259
==============================================================================

                                 EXHIBIT INDEX

Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.

2(a) Agreement and Plan of Merger by and among EDO Corporation, EDO Acquisition III Corporation and AIL Technologies Inc. as amended and restated dated January 2, 2000.

2(b) Management Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation as Buyer and eleven individuals as Sellers, relating to the purchase and sale of shares of common stock of AIL Technologies Inc.

2(c) Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation, as Buyer, and Defense Systems Holding Co., as Seller, relating to the purchase and sale of shares of common and preferred stock of AIL Technologies Inc.

3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988 (incorporated by reference to
Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3(ii) By-Laws of the Company. Incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as amended by amendments thereto dated December 7, 1999, January 25, 2000 and February 23, 2000.

4(a) Loan Agreement, dated as of September 9, 1998, between Mellon Bank, NA, et. al., and EDO Corporation. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

4(b) Amendment No. 1 to the Loan Agreement referred to in Exhibit 4(a) above, effective December 31, 1998. Incorporated by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

4(c) Guarantee Agreement, dated as of July 22, 1988, restated as amended through Amendment No. 13, effective December 31, 1998, made by the Company in favor of Mellon Bank as successor in interest to Fleet Bank as successor in interest to NatWest Bank and Manufacturers Hanover Trust Company. Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

10(c)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 28 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10(d)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10(e) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(f) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.

10(g) EDO Corporation Compensation Plan for Directors. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(h) Amended and Restated Employment and Retirement Agreement, dated as of January 2, 2000, between EDO and Frank A. Fariello.

10(i) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Ira Kaplan.

10(j) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Marvin D. Genzer.

10(k) Second Amended and Restated Employment Agreement, dated as of January 2, 2000, by and among AIL Systems, Inc., EDO and James M. Smith.

21 List of Subsidiaries.

23 Consent of Independent Auditors to the incorporation by reference in the Company's Registration Statements on Form S-8 of their report included in Item 14(a)1 of this Annual Report on Form 10-K.

24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

27 Financial Data Schedule