Form 10-Q
period 2000-03-31
EDO CORP
filed 2000-05-15
CIK 31617

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended March 31, 2000

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
                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at Mar. 31, 2000
-------------------------------------          ----------------------------
Common shares, par value $1 per share                     6,762,660

                                EDO CORPORATION

                                     INDEX

                                                               Page No.

Face Sheet                                                        1

Index                                                             2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets -
                     March 31, 2000 and
                     December 31, 1999                             3

                  Consolidated Statements of Earnings -
                     Three Months Ended
                     March 31, 2000 and
                     March 27, 1999                                4

                  Consolidated Statements of Cash Flows -
                     Three Months Ended
                     March 31, 2000 and
                     March 27, 1999                                5

                  Notes to Consolidated Financial Statements       6-8

  Item 2.         Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                          8-11

Part II           Other Information

  Item 5.         Submissions of Matters to a Vote of              11
                     Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                 12

Signature                                                          13

                                                                         Page 3
PART I   FINANCIAL INFORMATION

Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                               March 31, 2000   Dec. 31, 1999
                                                 (unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $  15,425        $  13,799
  Marketable securities                             15,912           15,843
  Accounts receivable                               36,974           32,818
  Inventories                                       12,373           12,188
  Deferred tax asset, net                            2,336            2,336
  Prepayments and other                              3,007            2,299
                                                 ---------        ---------
     Total current assets                           86,027           79,283
Plant and equipment, net                            10,110           10,218
Notes receivable                                     1,263            1,450
Cost in excess of fair value of net
  assets acquired, net                               8,608            9,050
Other assets                                        17,059           16,351
Net assets of discontinued operations                    -            8,139
                                                 ---------        ---------
                                                 $ 123,067        $ 124,491
                                                 =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities      $  20,581         $  23,108
  Contract advances and deposits                   17,781            19,153
  Liabilities of discontinued operations            1,835                 -
  Current portion of note payable                     397               397
  Current portion of long-term debt                   333             1,515
                                                ---------        ----------
     Total current liabilities                     40,927            44,173
Note payable                                          892               892
Long-term debt                                     26,250            26,250
ESOT loan obligation                                7,017             7,429
Postretirement benefits obligation                  3,402             3,402
Environmental obligation                            2,104             2,104

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $12,264 in the aggregate in 2000),
 authorized 500,000 shares, 57,384 issued
 in 2000 and 1999)                                     57                57
Common shares, par value $1 per share,
 authorized 25,000,000 shares, issued
 8,453,902 in both periods                          8,454             8,454
Additional paid-in capital                         28,470            28,483
Retained earnings                                  37,350            35,667
Accumulated other comprehensive loss                 (258)             (255)
                                                ---------         ---------
                                                   74,073            72,406
Less: Treasury shares at cost
       (1,691,242 shares in 2000 and
        1,693,867 shares in 1999)                (23,930)           (23,967)
      ESOT loan obligation                       ( 7,017)           ( 7,429)
      Deferred compensation under
        Long-Term Incentive Plan                    (651)              (769)
                                                ---------         ---------
      Total shareholders' equity                  42,475             40,241
                                                ---------         ---------
                                                $123,067           $124,491
                                                =========         =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                              For the three months ended
                                            March 31, 2000   March 27, 1999
                                                      (unaudited)

Continuing Operations:
Net sales                                      $ 29,002         $ 23,022

Costs and expenses
  Cost of sales                                  21,858           17,122
  Selling, general and administrative             3,470            3,372
  Research and development                          584              636
                                                --------         --------
                                                 25,912           21,130
                                                --------         --------
Operating earnings                                3,090            1,892

Non-operating income (expense)
  Interest income                                   480              391
  Interest expense                                 (628)            (593)
  Other, net                                        103                -
                                               ---------        ---------
                                                    (45)            (202)
                                               ---------        ---------
Earnings before Federal income taxes              3,045            1,690
Federal income tax expense                          915              502
                                               ---------        ---------
Earnings from continuing operations               2,130            1,188

Discontinued Operations:
  Earnings from discontinued
   satellite products business, net of
   income tax expense                               -                232
                                               ---------        ---------
Earnings from discontinued operations               -                232
                                               ---------        ---------
Net earnings                                      2,130            1,420
Dividends on preferred shares                       245              259
                                               ---------        ---------
Net earnings available for common shares       $  1,885         $  1,161
                                               =========        =========
Earnings per common share:
  Basic:
    Continuing operations                      $   0.28         $   0.14
    Discontinued operations                         -               0.03
                                               ---------        ---------
    Net                                        $   0.28         $   0.17
                                               =========        =========
  Diluted:
    Continuing operations                      $   0.24         $   0.12
    Discontinued operations                         -               0.03
                                               ---------        ---------
    Net                                         $  0.24         $   0.15
                                              ==========        =========
Weighted average common shares outstanding:
  Basic                                           6,762            6,642
                                               =========        =========
  Diluted                                         7,933            7,992
                                               =========        =========

See accompanying Notes to Consolidated Financial Statements.

                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                               For the three months ended
                                             March 31, 2000   March 27, 1999
                                                     (unaudited)
 Operating activities:
  Earnings from continuing operations          $ 2,130        $ 1,188
  Adjustments to earnings from continuing
   operations to arrive at cash used
   by continuing operations:
    Depreciation and amortization                  995            842
    Gain on repurchase of convertible debentures  (106)            -
    Deferred compensation expense                  100            100
  Changes in:
   Accounts receivable                          (4,156)        (5,698)
   Inventories                                    (185)          (576)
   Prepayments, other current assets
    and other                                   (1,352)          (378)
   Accounts payable and accrued liabilities     (2,255)          (787)
   Contract advances and deposits               (1,372)         3,614
                                               --------       --------
Cash used by continuing operations              (6,201)        (1,695)

Net cash provided by discontinued operations    10,000          1,612
Investing activities:
  Purchase of property, plant and equipment       (620)          (776)
  Purchase of marketable securities                (72)        (8,053)
  Sale or redemption of marketable securities      -            3,534
                                                 -------       --------
Cash used by investing activities                 (692)        (5,295)

Financing activities:
  Proceeds from exercise of stock options           42             34
  Payment made on note payable                     -           (5,460)
  Repurchase of convertible debentures          (1,076)            -
  Payment of common share cash dividends          (202)          (199)
  Payment of preferred share cash dividends       (245)          (259)
                                               --------       --------
Cash used by financing activities               (1,481)        (5,884)

Net increase (decrease) in cash and cash         1,626        (11,262)
 equivalents

Cash and cash equivalents at beginning
 of year                                        13,799         21,991
                                               --------       --------
Cash and cash equivalents at end of period     $15,425        $10,729
                                               ========       ========
Supplemental disclosures:
  Cash paid for: Interest                      $    -       $    -
                 Income taxes
                 (Federal, state and local)        150            306

See accompanying Notes to Consolidated Financial Statements.

                  Notes to Consolidated Financial Statements

Unaudited Consolidated Financial Statements

The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation and subsidiaries (the "Company") for the fiscal year ended December 31, 1999, filed by the Company on Form 10-K with the Securities and Exchange Commission on February 28, 2000.

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

Discontinued Operations

In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business. On January 31, 2000, the Company completed the sale of its satellite products business (Barnes Engineering Company). The sales price of $10.0 million is subject to adjustment relating to changes in net assets of the business from July 31, 1999 through the closing date estimated to result in a decrease of approximately $1.8 million. In addition, the Company has agreed to indemnify the buyer for certain contract related costs aggregating an estimated $2.3 million. The estimated adjustment for the changes in net assets and the estimated indemnification costs were included in the loss on disposal of the satellite products business in 1999.

Inventories

Inventories are summarized by major classification as follows:

                                      March 31, 2000       Dec. 31, 1999
                                              (in thousands)

  Raw materials and supplies            $  4,299             $ 4,475
  Work-in-process                          7,560               7,182
  Finished goods                             514                 531
                                         -------             -------
                                        $ 12,373            $ 12,188
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                   Three months ended
                                  March 31,   March 27,
                                    2000        1999
                                     (in thousands)
Numerator:
 Earnings from continuing
  operations available for
  common shares                    $  1,885     $   929
 Impact of assumed conversion
  of preferred shares                    33          38
                                     -------     -------
Numerator for diluted
  calculation                      $  1,918     $   967
                                    ========     =======
Denominator:
 Weighted average common
  shares outstanding                  6,762       6,642
 Dilutive effect of stock
   options                               45          69
 Dilutive effect of conversion
   of preferred shares                1,126       1,281
                                     -------     -------
Denominator for diluted
  calculation                          7,933      7,992
                                      =======    =======

Comprehensive Income

As of March 31, 2000, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents unrealized holding losses on available-for-sale marketable securities. Comprehensive income for the three-month period ended March 31, 2000 was $2,127,000. Comprehensive income equaled net income for the three-month period ended March 27, 1999.

Business Segments

The Company operates in two segments, which constitute its continuing opera-tions and have been organized by the products and services they offer, as fol-lows: Defense and Aerospace Systems and Engineered Materials. The Defense and Aerospace Systems segment sells its products and services primarily to custom-ers in the defense industry. The Engineered Materials segment sells its products to customers in various commercial and defense industries.

Principal products and services by segment are as follows:
  Defense and Aerospace Systems Segment
    Aircraft Stores Suspension and Release Equipment
    Airborne Mine Countermeasures Systems
    Integrated Combat Systems
    Command, Control and Communications Systems
    Undersea Warfare Sonar Systems
    Technology Services and Analysis

  Engineered Materials Segment
    Electro-Ceramic Products
    Advanced Fiber Composite Structural Products

                                                Three months ended
                                               March 31,   March 27,
                                                 2000         1999
Net sales from continuing operations:
Defense and Aerospace Systems                   $20,700     $15,149
Engineered Materials                              8,302       7,873
                                                -------     -------
                                                $29,002     $23,022
                                                =======     =======

Operating earnings from continuing operations:
Defense and Aerospace Systems                   $ 2,451     $ 1,263
Engineered Materials                                639         629
                                                -------     -------
                                                  3,090       1,892
Net interest expense                               (148)       (202)
Other income                                        103         -
                                                -------     -------
Earnings before
  Federal income taxes                          $ 3,045     $ 1,690
                                                =======     =======

Subsequent Event

As described in the notes to the consolidated financial statements for the year ended December 31, 1999, which are included in the Company's 1999 Form 10-K, in January 2000, the Company announced its wholly-owned subsidiary had entered into a merger agreement with AIL Technologies Inc. (AIL). On April 28, 2000, the Company completed the merger with AIL. In connection with the merger, the Company issued 6,553,229 newly issued shares of common stock, valued at $39.3 million, and made cash payments aggregating $13.3 million in exchange for all of the outstanding common and preferred shares of AIL. The Company also assumed $29.7 million of AIL debt. The merger will be accounted for using the purchase method. AIL's sales for the year ended December 31, 1999 were $146.1 million.

Item 2.

                     Management's Discussion and Analysis
               of Results of Operations and Financial Condition

Results of Operations

The Company conducts its business in two segments: Defense and Aerospace Systems and Engineered Materials.

Three Months Ended March 31, 2000 compared with Three Months Ended March 27,
1999

Net sales for the first quarter of 2000 were $29.0 million compared with $23.0 million reported in the same period in 1999. Sales increases were recorded in both segments. In the Defense and Aerospace Systems segment, sales increases were recorded in airborne mine countermeasures systems, aircraft stores suspension and release equipment and integrated combat systems. These increases were partially offset by a decrease in sales of undersea warfare sonar systems. The increase in aircraft stores suspension and release equipment sales is partially attributable to the acquisition in November 1999 of M. Technologies, Inc., now operating as EDO M. Tech. The increase in sales in the Engineered Materials segment is attributable to increased sales of electro-ceramic products, partially offset by lower sales of advanced fiber composite products.

Operating earnings from continuing operations in the first quarter of 2000 were $3.1 million compared with $1.9 million reported in the same period in 1999. Operating earnings and operating margin were higher than the prior year quarter primarily due to the increased sales in the Defense and Aerospace Systems segment, which absorbed fixed costs, and an increase in pension income of $0.4 million.

Selling, general and administrative expenses in the first quarter of 2000 were $3.5 million compared with $3.4 million in the first quarter of 1999.

Company-sponsored research and development expenditures of $0.6 million were at the same level as the corresponding period in 1999.

Non-operating expense, net, was $45,000 in the first quarter of 2000, compared with $0.2 million in the corresponding period of 1999. This reduction was primarily due to a gain of $0.1 million in 2000 relating to the purchase on the open market of the Company's outstanding debentures in order to meet short-term sinking fund requirements.

The Company provided for Federal income taxes for the first quarter of 2000 at an effective rate of approximately 30%, which is the expected effective rate for the full year 2000.

Financial Condition

In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business. On January 31, 2000, the Company completed the sale of its satellite products business (Barnes Engineering Company). The sales price of $10.0 million, which was received in the first quarter of 2000, is subject to adjustment relating to changes in net assets of the business from July 31, 1999 through the closing date estimated to result in a decrease of approximately $1.8 million. In addition, the Company has agreed to indemnify the buyer for certain contract related costs aggregating an estimated $2.3 million. The estimated adjustment for the changes in net assets and the estimated indemnification costs were included in the loss on disposal of the satellite products business in 1999.

The Company's cash, cash equivalents and marketable securities increased by $1.7 million from December 31, 1999 to $31.3 million at March 31, 2000. The $10.0 million received from the sale of the satellite products business was offset by cash used by continuing operations of $6.2 million, the repurchase of debentures of $1.1 million, capital expenditures of $0.6 million, and the payment of common and preferred dividends of $0.4 million.

The notes receivable of $2.7 million at March 31, 2000, of which $1.4 million is included in current assets, relate to the sale of the Company's College Point facility in January 1996. The notes are due in varying annual amounts through 2004 and bear interest at 7%. Three payments on the notes receivable aggregating $562,500 are past due as of March 31, 2000. The Company is currently in discussions with the current owner of the properties about the amounts in arrears. The notes receivable are secured by a mortgage on the facility.

The Company has outstanding $26.6 million of 7% Convertible Subordinated Debentures Due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million, which are due each December 15th. In March 2000, the Company purchased $1.2 million face value of these debentures for $1.1 million. As of March 31, 2000, the Company had $1.4 million of these debentures in treasury to be used for these annual requirements.

The Company also has an ESOT loan obligation with a balance at March 31, 2000 of $7.0 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company.

Capital expenditures in the first three months of 2000 totaled $0.6 million compared with $0.8 million in the comparable period in 1999. Total expenditures in 2000 are expected to be slightly higher than the total $4.0 million in 1999.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders, excluding that of the discontinued operations, at March 31, 2000 was $147.4 million compared with $145.4 million a year ago and $133.9 million at December 31, 1999.

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

Year 2000

The year 2000 issue ("Y2K") affects computer systems having date-sensitive programs that may not properly recognize the year 2000. Y2K is reputed to be able to cause computers and computer controlled equipment to cease function-ing.

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

The costs of the above Y2K program were expensed as incurred and were immaterial. Based upon the Company's review over the last two years and the results of confirmatory testing after the changeover to 2000, no problems related to Y2K have resulted that have any material impact on the Company's consolidated financial position. The Company will continue to monitor any Y2K issues for the remainder of 2000.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
1995

The statements in this Quarterly Report on Form 10-Q and in oral statements that may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and

Section 21(e) of the Securities Exchange Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted below.

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

                           PART II OTHER INFORMATION

Item 5.  Submissions of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 28, 2000, the following actions were taken:

a. Messrs. Robert E. Allen, Robert Alvine, and Michael J. Hegarty were elected as directors, each receiving at least 5,903,272 votes.

b. The appointment of KPMG LLP as independent auditors for the Company for the year 2000 was ratified: there were 6,239,222 votes cast in favor, 366,729 votes cast against, and 73,395 abstentions.

c. The issuance of 6,553,229 EDO Common Shares pursuant to the proposed merger between AIL Technologies, Inc. and EDO Acquisition III Corporation was approved: there were 4,259,464 votes cast in favor, 976,516 votes cast against, and 69,629 abstentions.

d. The increase in the number of EDO Common Shares subject to EDO's 1996 Long-Term Incentive Plan from 600,000 EDO Common Shares to 1,050,000 EDO Common Shares, which increase would become effective only if the merger was completed, was approved: there were 3,972,788 votes cast in favor, 1,244,975 votes cast against, and 87,845 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits
          27-Financial Data Schedule

      (b) Reports on Form 8-K

On January 3, 2000, the Company filed Form 8-K enclosing a press release announcing the execution of a definitive merger agreement with AIL Technologies Inc.

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

                                EDO Corporation
                                -----------------------------------------
                                (Registrant)

                            by: D.L. Reed
                                -----------------------------------------
                                D.L. Reed - Chief Financial Officer
                               (Principal Financial Officer)

Date: May 15, 2000