Form 10-Q
period 2000-07-01
EDO CORP
filed 2000-08-14
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended July 1, 2000

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

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at July 1, 2000
-------------------------------------          ----------------------------
Common shares, par value $1 per share                  13,595,628

                                EDO CORPORATION

                                     INDEX

                                                               Page No.

Face Sheet                                                         1

Index                                                              2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets -
                     July 1, 2000 and
                     December 31, 1999                             3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     July 1, 2000 and
                     June 26, 1999                                 4


                  Consolidated Statements of Earnings -
                     Six Months Ended
                     July 1, 2000 and
                     June 26, 1999                                 5


                  Consolidated Statements of Cash Flows -
                     Six Months Ended
                     July 1, 2000 and
                     June 26, 1999                                 6


                  Notes to Consolidated Financial Statements       7-10


  Item 2.         Management's Discussion and Analysis
                     of Results of Operations and
                     Financial Condition                          10-15


Part II           Other Information

  Item 5.         Submission of Matters to a Vote of
                  Security Holders                                 15

  Item 6.         Exhibits and Reports on Form 8-K                 15

Signature                                                          16

                                                                         Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                July 1, 2000   Dec. 31, 1999
Assets                                           (unaudited)
Current assets:
  Cash and cash equivalents                       $   1,238        $  13,799
  Marketable securities                              15,728           15,843
  Accounts receivable                                74,608           32,818
  Inventories                                        19,988           12,188
  Deferred tax asset, net                             8,817            2,336
  Prepayments and other                               4,793            2,299
                                                  ---------        ---------
     Total current assets                           125,172           79,283
Property, plant and equipment, net                   60,435           10,218
Notes receivable                                      2,195            1,450
Cost in excess of fair value of net
 assets acquired, net                                 9,882            9,050
Other assets                                         21,145           16,351
Net assets of discontinued operations                   -              8,139
                                                  ---------        ---------
                                                  $ 218,829        $ 124,491
                                                  =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities        $  42,374        $  23,108
  Contract advances and deposits                     24,822           19,153
  Current portion of note payable                       397              397
  Current portion of long-term debt                   6,032            1,515
                                                  ---------        ---------
     Total current liabilities                       73,625           44,173
Note payable                                            892              892
Long-term debt                                       46,380           26,250
Deferred income taxes                                13,507               -
ESOT loan obligation                                  6,605            7,429
Postretirement benefits obligations                  14,582            3,402
Environmental obligation                              1,922            2,104

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $10,643 in the aggregate in 2000),
 authorized 500,000 shares, 49,800 issued in
 2000 and 57,384 in 1999                                50                57
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 15,007,096 in 2000
 and 8,453,902 in 1999                              15,007             8,454
Additional paid-in capital                          58,726            28,483
Retained earnings                                   33,410            35,667
Accumulated other comprehensive loss                  (284)             (255)
                                                  ---------         ---------
                                                   106,909            72,406
Less: Treasury shares at cost
       (1,411,468 shares in 2000 and
        1,693,867 shares in 1999)                  (19,971)          (23,967)
      ESOT loan obligation                         ( 6,605)          ( 7,429)
      Unearned ESOP shares                         (16,948)               -
      Deferred compensation under
        Long-Term Incentive Plan                      (848)             (769)
      Management group receivable                  ( 1,221)               -
                                                  ---------        ---------
      Total shareholders' equity                    61,316            40,241
                                                  ---------        ---------
                                                  $218,829          $124,491
                                                  =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 4
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                                For the three months ended
                                               July 1, 2000   June 26, 1999
                                                        (unaudited)
Continuing Operations:
Net sales                                        $ 56,593         $ 23,661

Costs and expenses
  Cost of sales                                    43,220           17,750
  Selling, general and administrative               6,539            3,197
  Research and development                          1,552              626
  Write-off of purchased in-process research
   and development and change in control costs      8,943               -
                                                  --------         --------
                                                   60,254           21,573
                                                  --------         --------
Operating (loss) earnings                          (3,661)           2,088

Non-operating income (expense)
  Interest income                                     396              397
  Interest expense                                 (1,012)            (592)
  Other, net                                          (75)              -
                                                 ---------        ---------
                                                     (691)            (195)
                                                 ---------        ---------
(Loss) earnings before Federal income taxes        (4,352)           1,893
Federal income tax benefit (expense)                1,033             (573)
                                                 ---------        ---------
(Loss) earnings from continuing operations         (3,319)           1,320

Discontinued Operations:
  Earnings from discontinued satellite products
   business, net of income tax expense                -                210
                                                 ---------        ---------
Earnings from discontinued operations                 -                210
                                                 ---------        ---------
Net (loss) earnings                                (3,319)           1,530
Dividends on preferred shares                         213              249
                                                 ---------        ---------
Net (loss) earnings available for common shares  $ (3,532)        $  1,281
                                                 =========        =========
(Loss) earnings per common share:
  Basic:
    Continuing operations                        $  (0.37)         $  0.16
    Discontinued operations                           -               0.03
                                                 ---------        ---------
    Net                                          $  (0.37)        $   0.19
                                                 =========        =========
  Diluted:
    Continuing operations                        $    -           $   0.14
    Discontinued operations                           -               0.03
                                                 ---------        ---------
    Net                                          $    -           $   0.17
                                                 =========        =========
Weighted average common shares outstanding:
  Basic                                             9,661            6,676
                                                 =========        =========
  Diluted                                           9,661            7,903
                                                 =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 5
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                                 For the six months ended
                                                July 1, 2000   June 26, 1999
                                                         (unaudited)
Continuing Operations:
Net sales                                         $ 85,595         $ 46,683

Costs and expenses
  Cost of sales                                     65,078           34,872
  Selling, general and administrative               10,009            6,569
  Research and development                           2,136            1,262
  Write-off of purchased in-process research
   and development and change in control costs       8,943              -
                                                  --------         --------
                                                    86,166           42,703
                                                  --------         --------
Operating (loss) earnings                             (571)           3,980

Non-operating income (expense)
  Interest income                                      876              788
  Interest expense                                  (1,640)          (1,185)
  Other, net                                            28              -
                                                  ---------        ---------
                                                      (736)            (397)
                                                  ---------        ---------
(Loss) earnings before Federal income taxes         (1,307)           3,583
Federal income tax benefit (expense)                   118           (1,075)
                                                  ---------        ---------
(Loss) earnings from continuing operations          (1,189)           2,508

Discontinued Operations:
  Earnings from discontinued satellite products
   business, net of income tax expense                 -                442
                                                  ---------        ---------
Earnings from discontinued operations                  -                442
                                                  ---------        ---------
Net (loss) earnings                                 (1,189)           2,950
Dividends on preferred shares                          458              508
                                                  ---------        ---------
Net (loss) earnings available for common shares   $ (1,647)         $ 2,442
                                                  =========        =========
(Loss) earnings per common share:
  Basic:
    Continuing operations                         $  (0.20)        $  0.30
    Discontinued operations                            -              0.07
                                                  ---------        ---------
    Net                                           $  (0.20)         $ 0.37
                                                  =========        =========
  Diluted:
    Continuing operations                         $     -         $   0.26
    Discontinued operations                             -             0.06
                                                  ---------        ---------
    Net                                            $    -          $  0.32
                                                  =========        =========
Weighted average common shares outstanding:
  Basic                                              8,211           6,660
                                                  =========        =========
  Diluted                                            8,211           7,948
                                                  =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                         Page 6
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                   For the six months ended
                                                 July 1, 2000   June 26, 1999
                                                          (unaudited)
 Operating activities:
  (Loss) earnings from continuing operations          $(1,189)       $ 2,950
  Adjustments to (loss) earnings from continuing
   operations to arrive at cash used
   by continuing operations:
    Depreciation and amortization                       3,189          1,916
    Write-off of purchased in-process research
     and development                                    6,700             -
    Bad debt expense                                       70             -
    Gain on repurchase of convertible debentures         (129)            -
    Gain on sale of property, plant and equipment          (7)            -
    Deferred compensation expense                         312            201
    ESOP compensation expense                             399             -
    Common shares issued for directors' fees               28             27
     Changes in, excluding effects of acquisition:
     Accounts receivable                               (9,756)        (3,084)
     Inventories                                        2,712         (2,956)
     Prepayments, other current assets and other       (3,603)        (1,242)
     Accounts payable and accrued liabilities          (4,762)        (2,171)
     Contract advances and deposits                     1,219          3,849
                                                      --------       --------
Cash used by continuing operations                     (4,817)          (510)

Net cash provided by discontinued operations            8,641          4,866

Investing activities:
  Cash paid for acquisition of AIL                    (15,004)            -
  Purchase of property, plant and equipment            (1,407)        (1,298)
  Proceeds from sale of property, plant and equipment   5,858             -
  Purchase of marketable securities                      (414)        (8,112)
  Sale or redemption of marketable securities             500          3,536
                                                      --------       --------
Cash used by investing activities                     (10,467)        (5,874)

Financing activities:
  Proceeds from exercise of stock options                  44             34
  Borrowings under line of credit                       1,000             -
  Repayments of borrowings under line of credit        (3,000)            -
  Repayments of long-term debt                         (1,508)            -
  Payment made on note payable                            -           (5,460)
    Repurchase of convertible debentures               (1,386)            -
  Payment of common share cash dividends                 (610)          (401)
  Payment of preferred share cash dividends              (458)          (508)
                                                      --------       --------
Cash used by financing activities                      (5,918)        (6,335)

Net decrease in cash and cash equivalents             (12,561)        (7,853)

Cash and cash equivalents at beginning of year         13,799         21,991
                                                      --------       --------
Cash and cash equivalents at end of period            $ 1,238        $14,138
                                                      ========       ========
Supplemental disclosures:
 Cash paid for: Interest                              $   919        $ 1,026
                Income taxes
                 (Federal, state and local)               673            800

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

Acquisitions

On April 28, 2000, a wholly owned subsidiary of the Company merged with AIL Technologies, Inc. (the "EDO-AIL Merger"). In connection with the merger, the Company issued 6,553,194 of its common shares valued at $39.4 million, and made cash payments aggregating $13.3 million in exchange for all of the outstanding common and preferred shares of AIL Technologies, Inc. In addition, the Company incurred $2.7 million in transaction costs. The merger was accounted for using the purchase method and is included in the Company's results of operations from April 28, 2000. This merger is described in the Joint Proxy Statement/Prospectus dated March 23, 2000. This quarterly report on Form 10-Q should be read giving consideration to the acquisition and the acquired in-process research and development more fully described below.

Unaudited pro forma results of operations, assuming the acquisition had been made at the beginning of each period, which include adjustments to interest income, amortization expense and income tax expense are as follows:

                                         Six months ended    Six months ended
                                            July 1, 2000       June 26, 1999
                                                     (in thousands)

Net sales from continuing operations          $ 128,852         $ 119,466

Net loss from continuing operations
 available for common shares                  $  (8,848)        $  (3,635)

Basic loss per share from continuing
 operations                                   $   (0.83)        $   (0.34)

Discontinued Operations

In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business(Barnes Engineering Company), which sale was completed on January 31, 2000. The sales price of $10.0 million was subject to adjustment relating to changes in net assets of the business from July 31, 1999 through the closing date, which resulted in a decrease of approximately $1.3 million. In addition, the Company has agreed to indemnify the buyer for certain contract related costs aggregating an estimated $2.3 million. The estimated adjustment for the changes in net assets and the estimated indemnification costs were included in the loss on disposal of the satellite products business in 1999.

Inventories

Inventories are summarized by major classification as follows:

                                       July 1, 2000       Dec. 31, 1999
                                              (in thousands)

  Raw materials and supplies            $  7,237             $ 4,475
  Work-in-process                         12,039               7,182
  Finished goods                             712                 531
                                         -------             -------
                                        $ 19,988            $ 12,188
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. The effect of common stock equivalents is antidilutive for the three- and six- month periods ended July 1, 2000. Thus, diluted earnings per share is not presented for those periods.

                                  Three months ended        Six months ended
                                 July 1,     June 26,      July 1,   June 26,
                                  2000        1999          2000       1999
                                   (in thousands)            (in thousands)
Numerator:
 (Loss) earnings from continuing
  operations available for
  common shares                  $ (3,532)    $ 1,281     $ (1,647)   $ 2,442
 Impact of assumed conversion
  of preferred shares                  -           35           -          73
                                   -------     -------     -------    -------
Numerator for diluted
  calculation                    $ (3,532)    $ 1,316     $ (1,647)   $ 2,515
                                  ========     =======     ========   =======

Denominator:
 Weighted average common
  shares outstanding                 9,661      6,676        8,211     6,660
 Dilutive effect of stock
   options                              -          50           -         60
 Dilutive effect of conversion
   of preferred shares                  -       1,177           -      1,228
                                     ------    ------       -------   -------
Denominator for diluted
  calculation                        9,661      7,903        8,211     7,948
                                    =======    =======      =======   =======

Comprehensive Income

As of July 1, 2000, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents unrealized holding losses on available-for-sale marketable securities. Comprehensive loss for the three- and six-month periods ended July 1, 2000 was $3,345,000 and $1,218,000, respectively. Comprehensive income equaled net income for the three- and six-month periods ended June 26, 1999.

Business Segments

EDO Corporation is a supplier of highly engineered products for governments and industry worldwide. The Company's advanced electronic, electromechanical and information systems and engineered materials are products which are critical to the mission success of its customers. The Company has three reportable segments: Defense, Space and Communication Products, and Engineered Materials.

The Defense segment provides integrated defense systems and components, remote sensors, information technology, and support systems and services for military forces and governments worldwide. The Space and Communication Products addresses the remote sensing, communication, and navigation industries and produces ultra-miniature electronics and a broad line of antennas. The Engineered Materials segment supplies piezoelectric ceramics and advanced composites for the communication, navigation, chemical, petrochemical, paper and oil industries for civilian infrastructure and for the military.

                                       Three months ended    Six months ended
                                        July 1,  June 26,    July 1,  June 26,
                                         2000      1999       2000     1999

Net sales from continuing operations:
Defense                                 $40,726   $16,064   $61,426   $31,213
Space and Communications Products         7,624        -      7,624        -
Engineered Materials                      8,243     7,597    16,545    15,470
                                        -------   -------   -------   -------
                                        $56,593   $23,661   $85,595   $46,683
                                        =======   =======   =======   =======

Operating earnings (loss) from
  continuing operations:
Defense                                 $ 3,460   $ 1,561     5,911   $ 2,824
Space and Communications Products        (7,476)       -     (7,476)       -
Engineered Materials                        355       527       994     1,156
                                        -------   -------   -------   -------
                                         (3,661)    2,088      (571)    3,980
Net interest expense                       (616)     (195)     (764)     (397)
Other (expense) income                      (75)        -        28        -
                                         -------   -------    ------   -------
(Loss) earnings before
  Federal income taxes                  $(4,352)  $ 1,893   $(1,307)  $3,583
                                        =======   =======   =======   =======


The $8,943,000 of costs related to the write-off of purchased in-process research and development and change in control costs related to the EDO-AIL Merger are included in the segments as follows: Defense-$1,563,000, Space and Communications Products-$6,980,000 and Engineered Materials-$400,000.

                                                                        Page 10
Long-Term Debt

At July 1, 2000, the Company was in compliance with its debt covenants or obtained appropriate waivers. In addition, the Company has received a commitment letter from its banks to refinance the debt on a long-term basis. Accordingly, the Company has classified the debt as long-term on the accompanying balance sheet.


Item 2.

Management's Discussion and Analysis
of Results of Operations and Financial Condition

Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of July 1, 2000, which reflect the results of operations of the Company including the EDO-AIL Merger from April 28, 2000 and the acquisition of M. Technologies, Inc. from November 1999. Accordingly, the results of operations for the three and six months ended July 1, 2000 are significantly affected by these acquisitions.

Three Months Ended July 1, 2000 compared with the Three Months Ended June 26,
1999

Sales from continuing operations for the second quarter of 2000 increased to $56.6 million from $23.7 million reported in the second quarter of 1999. This increase comprised sales growth of $24.7 million for the Defense segment, $7.6 million for the Space and Communication Products segment, and $0.6 million for the Engineered Materials segment. The sales growth attributable to the EDO-AIL Merger is $20.3 million in the Defense segment and $7.6 million in the Space and Communication Products segment. The sales growth attributable to the M. Technologies, Inc. acquisition is $1.7 million in the Defense segment. Higher than expected sales during June 2000 on a Defense segment program due to earlier than anticipated cost input also contributed to the increase in sales. In addition, there were increases in sales of aircraft stores suspension and release equipment, integrated combat systems and electro-ceramic products. These increases were partially offset by lower sales of airborne mine countermeasures systems and advanced fiber composite structural products.

Operating earnings from continuing operations in the second quarter of 2000 (before considering one-time EDO-AIL Merger related costs of $8.9 million) increased to $5.3 million or 9.3% of sales from $2.1 million or 8.8% of sales for the same period of 1999. The aforementioned higher than expected sales during June 2000 on a Defense segment program contributed to the increase in margin. Adjustments related to the EDO-AIL Merger include $6.7 million associated with the write-off of purchased in-process research and development and $2.2 million of change-of-control costs. Operating earnings increased $2.3 million from the EDO-AIL Merger and $0.5 million from pension income. For the quarter, net loss available for common shares was $3.5 million or $0.37 per common share, a decline of $0.56 per common share from the net earnings available for common shares of $1.3 million or $0.19 per common share in the comparable quarter of 1999.

Selling, general and administrative expenses in the second quarter of 2000 were $6.5 million compared with $ 3.2 million in the comparable quarter of 1999.
The increase is attributable to the selling, general and administrative expenses of AIL Technologies, Inc. At 11.6% of net sales in the second quarter of 2000, the level of expenses is lower than the 13.5% of net sales in the prior year's quarter due to the higher than expected sales volume discussed previously.

Interest expense increased $0.4 million to $1.0 million from $0.6 million for the quarter due to the borrowings made under the credit facility of AIL Technologies, Inc.

The income tax benefit for the 2000 second quarter reflects the adjustment to the Company's revised estimated effective income tax for the year ending December 31, 2000 to 9%. This compares to an income tax provision at an effective tax rate of 30% for the second quarter of 1999.

Company-sponsored research and development expenditures of $1.5 million in the second quarter of 2000 are $0.9 million greater than the $0.6 million in the second quarter of 1999. The increase is attributable to expenditures at AIL Technologies, Inc., associated with the Ku-Ku Band Down Converter development discussed under In-Process Research and Development, below.

In-Process Research and Development

Acquired in-process research and development ("IPR&D") charges relate to the accounting for acquisitions under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed immediately since the technological feasibility of the research and development projects has not yet been achieved and is believed to have no alternative future use. Valuations of AIL Technologies Inc. were performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including an independent valuation of the portion of the purchase price attributed to IPR&D, which was $6.7 million. Assets were identified through interviews with management and a review of data provided by the Company and discussions with the acquired company's management concerning the acquired assets, technologies in development, costs necessary to complete the IPR&D, historical financial performance, estimates of future performance, market potential, and the assumptions underlying these estimates.

The "income approach" was utilized for the valuation analysis of the IPR&D. This approach focuses on the income-producing capability of the asset, which was determined through review of data provided by both the acquired company and through analysis of relevant market sizes, growth factors, and expected trends in technology. The steps followed in applying this approach included analysis of the stage of completion of the project, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value using a rate commensurate with the relative risk levels. The approach excluded the value related to research and development yet-to-be completed as part of the ongoing IPR&D project and included only the incremental operating cash flows attributable to the IPR&D.

The ongoing development project at AIL Technologies Inc. at the time of the purchase comprised a generic satellite subsystem development called a Ku-Ku Band Down Converter for the fixed satellite service market. The development of this new technology will have a direct impact on supplying global broadband Internet services to the market. The converter represents a single channel providing signal conversion from uplink frequencies in the 14GHz range to the downlink frequencies in the 12GHz range. At the time of the EDO-AIL Merger, it was estimated that 90% of the development effort had been completed and the remaining development effort would take approximately six months to complete, with a cost of approximately $1.0 million.

The resulting net cash flows from this project were based on management's estimates of product revenues, cost of goods sold, operating expenses, R&D costs, and income taxes from the project. The revenue projections used to value the IPR&D were based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rate used in discounting the net cash flows from the IPR&D was 25%. This discount rate, higher than that of the Company's cost of capital, is due to the uncertainties surrounding the successful development of IPR&D.

The efforts required to develop the in-process technology of this project into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the down converter produced will meet its design specifications, including technical performance, features, and function requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through July 1, 2000. To date, in the aggregate, the projections have not varied materially from original forecasts.

If this project does not continue to be successfully developed, the revenue and profitability of the Company may be adversely affected in future periods. Results will also be subject to uncertain market events and risks that are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction by competitors. Management believes that the assumptions used in the purchased IPR&D valuation reasonably estimate the future benefits. There can be no assurances that in future periods actual results will not deviate from current estimates.


Six Months ended July 1, 2000 compared with Six Months ended June 26, 1999

Sales from continuing operations for the first six months of 2000 increased to $85.6 million from $46.7 million reported in the first six months of 1999.
This increase comprised sales growth of $30.2 million for the Defense segment, $7.6 million for the Space and Communication Products segment, and $1.1 million for the Engineered Materials segment. The sales growth attributable to the EDO-AIL Merger is $20.3 million in the Defense segment and $7.6 million in the Space and Communication Products segment. The sales growth attributable to the
M. Technologies, Inc. acquisition is $3.0 million in the Defense segment. Higher than expected sales during June 2000 on a Defense segment program due to earlier than anticipated cost input also contributed to the increase in sales. In addition, sales increases were recorded in airborne mine countermeasure systems, aircraft stores suspension and release equipment, integrated combat systems and electro-ceramic products. These increases were partially offset by lower sales of advanced fiber composite structural products.

Operating earnings from continuing operations for the first six months of 2000 (before considering one-time EDO-AIL Merger related costs of $8.9 million) increased to $8.4 million from $4.0 million and operating margin increased to 9.8% of net sales compared to 8.5% of net sales for the same period of 1999. The aforementioned higher than expected sales during June 2000 on a Defense segment program contributed to the increase in margin. Adjustments related to the EDO-AIL Merger include $6.7 million associated with the write-off of purchased in-process research and development and $2.2 million of change-of-control costs. Operating earnings increased $2.3 million from the EDO-AIL Merger and $1.0 million from pension income. For the six months, net loss from continuing operations available for common shares was $1.6 million or $0.20 per common share, a decline of $0.50 per common share from the net earnings available for common shares of $2.4 million or $0.30 per common share in the comparable six months of 1999.

Interest expense for the first six months of 2000 increased $0.4 million to $1.6 million from $1.2 million for the six months of 1999 due to the borrowings made under the credit facility of AIL Technologies, Inc.

The income tax benefit for the first six months of 2000 reflects the Company's estimated effective income tax for the year ending December 31, 2000 of 9% compared with the effective tax rate of 30% for the same period in 1999.

Selling, general and administrative expenses in the first six months of 2000 were $10.0 million compared with $6.6 million in the comparable period of 1999. The increase is attributable to the selling, general and administrative expenses of AIL Technologies, Inc. At 11.7% of sales for the first six months of 2000, the level of expenses is lower than the 14.1% of sales in first six months of 1999 due to the higher than expected sales volume during the first six months discussed earlier.

Company-sponsored research and development expenditures of $2.1 million in the first six months of 2000 are $0.9 million greater than the $1.2 million in the comparable period of 1999. The increase is attributable to expenditures at AIL Technologies, Inc. associated with the Ku-Ku Band Down Converter development discussed under In-Process Research and Development above.


Financial Condition

In November of 1999, the Board of Directors of the Company approved the decision to sell its satellite products business (Barnes Engineering Company), which sale was completed on January 31, 2000. The sale price of $10.0 million, which was received in the first quarter of 2000, was adjusted for changes in net assets of the business from July 31, 1999 through the closing date resulting in a decrease of approximately $1.3 million. In addition, the Company has agreed to indemnify the buyer for certain contract related costs aggregating an estimated $2.3 million. In the six months ended July 1, 2000 the Company has paid $0.7 million related to these items.

In June 2000, the Company sold approximately 17 acres of land and a 30,000 square foot building at its Deer Park site for $4.6 million in cash and a $1.2 million note.

The Company's cash, cash equivalents and marketable securities decreased by $12.7 million from December 1999 to $17.0 million at July 1, 2000. This decrease was due to the $13.3 million of cash used to purchase common and preferred shares of AIL Technologies, Inc., $2.7 million of EDO-AIL Merger related costs, $3.8 million of cash used by continuing operations, $1.4 million for purchases of capital equipment, $1.4 million for the repurchase of subordinated debentures and $1.1 million for payment of common and preferred dividends, offset by cash from discontinued operations of $8.6 million and proceeds from the sale of property of $5.8 million.

Accounts Receivable increased by $41.8 million from December 31, 1999 to $74.6 million at July 1, 2000 due to the EDO-AIL Merger and progress billings.

Inventories increased by $7.8 million from December 31, 1999 to $20.0 million at July 1, 2000 primarily attributable to the EDO-AIL Merger.

The notes receivable of $3.9 million at July 1, 2000 are comprised of the $1.2 million note related to the aforementioned sale of property at Deer Park and $2.7 million in notes related to the sale of the Company's College Point facility in January 1996. The latter notes are due in varying annual amounts through 2004 and bear interest at 7%. Four payments on these latter notes receivable aggregating $775,000 are past due as of July 1, 2000. The Company is currently in discussions with the owner of the properties about the amount in arrears. The notes receivable are secured by a mortgage on the facility.

The Company has outstanding $26.6 million of 7% Convertible Subordinated Debentures due 2011. Commencing in 1996 and until retirement of these debentures the Company is making annual sinking fund payments of $1.8 million, which are due each December 15th. During the first six months of 2000 the Company purchased $1.5 million face value of these debentures for $1.4 million. As of July 1, 2000, the Company had $1.8 million of these debentures in treasury to be used for these annual requirements.

The Company has an ESOT loan obligation with a balance at July 1, 2000 of $6.6 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company.

At July 1, 2000 available borrowings under the revolving credit facilities were $22.0 million after reductions for borrowings of $7.0 million and outstanding letters of credit of $13.0 million.

Capital expenditures in the first six months of 2000 totaled $1.4 million compared with $1.3 million in the comparable period of 1999. The Company expects that its total capital expenditures for 2000 will be approximately $8.0 million.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at July 1, 2000 was $267.1 million compared with $138.2 million a year ago and $133.9 million at December 31, 1999. Backlog at July 1, 2000 includes the effect of the EDO-AIL Merger.


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


PART II - OTHER INFORMATION


Item 5.  Submission of Matters to a Vote of Security Holders.

None.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          27 - Financial Data Schedule

      (b) Reports on Form 8-K

On May 12, 2000, the Company filed Form 8-K in connection with completion of the merger of its wholly-owned subsidiary, EDO Acquisition III Inc. with and into AIL Technologies, Inc.

On June 2, 2000, the Company filed Form 8-K in connection with its change of auditing firms from KPMG LLP to Ernst and Young.

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

Date: August 14, 2000