Form 10-Q
period 2000-09-30
EDO CORP
filed 2000-11-13
CIK 31617

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended September 30, 2000

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

                                                        Yes   X     No
                                                            -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                         Outstanding at September 30, 2000
-------------------------------------       ---------------------------------
Common shares, par value $1 per share                  13,613,216

                                EDO CORPORATION

                                     INDEX

                                                               Page No.

Face Sheet                                                         1

Index                                                              2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets -
                     September 30, 2000 and
                     December 31, 1999                             3

                  Consolidated Statements of Earnings -
                     Three Months Ended
                     September 30, 2000 and
                     September 25, 1999                            4

                  Consolidated Statements of Earnings -
                     Nine Months Ended
                     September 30, 2000 and
                     September 25, 1999                            5

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended
                     September 30, 2000 and
                     September 25, 1999                            6

                  Notes to Consolidated Financial Statements      7-9


  Item 2.         Management's Discussion and Analysis
                     of Results of Operations and
                     Liquidity and Capital Resources             10-15


Part II           Other Information

  Item 5.         Submission of Matters to a Vote of               15
                     Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                 15


Signature                                                          16

                                                                     Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                          Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                                Sept. 30, 2000   Dec. 31, 1999
Assets                                           (unaudited)
Current assets:
  Cash and cash equivalents                       $   3,789        $  13,799
  Marketable securities                              15,175           15,843
  Accounts receivable                                66,267           32,818
  Inventories                                        24,213           12,188
  Deferred tax asset, net                             8,817            2,336
  Prepayments and other                               2,901            2,299
                                                  ---------        ---------
     Total current assets                           121,162           79,283
Property, plant and equipment, net                   58,636           10,218
Notes receivable                                      3,313            1,450
Cost in excess of fair value of net
 assets acquired, net                                 9,720            9,050
Other assets                                         22,766           16,351
Net assets of discontinued operations                   -              8,139
                                                  ---------        ---------
                                                  $ 215,597        $ 124,491
                                                  =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities        $  41,611        $  23,108
  Contract advances and deposits                     19,473           19,153
  Current portion of note payable                       397              397
  Current portion of long-term debt                   3,800            1,515
                                                  ---------        ---------
     Total current liabilities                       65,281           44,173
Note payable                                            892              892
Long-term debt                                       51,006           26,250
Deferred income taxes                                13,507               -
ESOT loan obligation                                  6,193            7,429
Postretirement benefits obligations                  14,680            3,402
Environmental obligation                              1,863            2,104

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $10,579 in the aggregate in 2000),
 authorized 500,000 shares, 49,500 issued in
 2000 and 57,384 in 1999                                50                57
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 15,007,096 in 2000
 and 8,453,902 in 1999                              15,007             8,454
Additional paid-in capital                          58,583            28,483
Retained earnings                                   32,827            35,667
Accumulated other comprehensive loss                  (154)             (255)
                                                  ---------         ---------
                                                   106,313            72,406
Less: Treasury shares at cost
       (1,393,880 shares in 2000 and
        1,693,867 shares in 1999)                  (19,723)          (23,967)
      ESOT loan obligation                          (6,193)           (7,429)
      Unearned ESOP shares                         (16,365)               -
      Deferred compensation under
        Long-Term Incentive Plan                      (636)             (769)
      Management group receivable                   (1,221)               -
                                                  ---------        ---------
      Total shareholders' equity                    62,175            40,241
                                                  ---------        ---------
                                                  $215,597          $124,491
                                                  =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                     Page 4
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                                For the three months ended
                                             Sept. 30, 2000   Sept. 25, 1999
                                                        (unaudited)
Continuing Operations:
Net sales                                        $ 59,979         $ 23,812

Costs and expenses
  Cost of sales                                    45,213           17,323
  Selling, general and administrative               8,595            3,342
  Research and development                          1,766              691
  Merger-related costs                                932               -
                                                  --------         --------
                                                   56,506           21,356
                                                  --------         --------
Operating earnings                                  3,473            2,456

Non-operating income (expense)
  Interest income                                     414              431
  Interest expense                                 (1,527)            (648)
  Other, net                                          196              153
                                                 ---------         ---------
                                                     (917)            ( 64)
                                                 ---------         ---------
Earnings before Federal income taxes                2,556            2,392
Federal income tax expense                         (2,518)            (715)
                                                 ---------         ---------
Earnings from continuing operations                    38            1,677

Discontinued Operations:
  Earnings from discontinued satellite products
   business, net of income tax expense                -                167
  Estimated loss on disposal, net of income
   tax benefit                                        -             (3,675)
                                                ---------          ---------
Loss from discontinued operations                     -             (3,508)

Net earnings (loss)                                    38           (1,831)
Dividends on preferred shares                        (212)            (246)
                                                 ---------         ---------
Net loss available for common shares             $   (174)       $  (2,077)
                                                 =========         =========
(Loss) earnings per common share:
  Basic:
    Continuing operations                        $  (0.02)         $  0.21
    Discontinued operations                           -              (0.52)
                                                 ---------        ---------
    Net                                          $  (0.02)        $  (0.31)
                                                 =========        =========
  Diluted:
    Continuing operations                        $  (0.02)        $   0.18
    Discontinued operations                           -              (0.43)
                                                 ---------        ---------
    Net                                          $  (0.02)        $  (0.25)
                                                 =========        =========
Weighted average common shares outstanding:
  Basic                                            10,934            6,728
                                                 =========        =========
  Diluted                                          10,934            8,168
                                                 =========        =========

See accompanying Notes to Consolidated Financial Statements.

                                                                     Page 5
                       EDO Corporation and Subsidiaries
                      Consolidated Statements of Earnings
                   (in thousands, except per share amounts)

                                                 For the nine months ended
                                              Sept. 30, 2000  Sept. 25, 1999
                                                          (unaudited)
Continuing Operations:
Net sales                                         $145,574         $ 70,495

Costs and expenses
  Cost of sales                                    110,291           52,195
  Selling, general and administrative               18,604            9,911
  Research and development                           3,902            1,953
  Write-off of purchased in-process research
   and development and merger-related costs          9,875              -
                                                  --------         --------
                                                   142,672           64,059
                                                  --------         --------
Operating earnings                                   2,902            6,436

Non-operating income (expense)
  Interest income                                    1,290            1,219
  Interest expense                                  (3,167)          (1,833)
  Other, net                                           224              153
                                                  ---------        ---------
                                                    (1,653)            (461)
                                                  ---------        ---------
Earnings before Federal income taxes                 1,249            5,975
Federal income tax expense                          (2,400)          (1,790)
                                                  ---------        ---------
(Loss) earnings from continuing operations          (1,151)           4,185

Discontinued Operations:
  Earnings from discontinued satellite products
   business, net of income tax expense                 -                609
  Estimated loss on disposal, net of income
    tax benefit                                        -             (3,675)
                                                  ---------        ---------
Earnings from discontinued operations                  -             (3,066)
                                                  ---------        ---------
Net (loss) earnings                                 (1,151)           1,119
Dividends on preferred shares                         (670)            (755)
                                                  ---------        ---------
Net (loss) earnings available for common shares   $ (1,821)         $   364
                                                  =========        =========
(Loss) earnings per common share:
  Basic:
    Continuing operations                         $  (0.20)         $  0.51
    Discontinued operations                            -              (0.46)
                                                  ---------        ---------
    Net                                           $  (0.20)         $  0.05
                                                  =========        =========
  Diluted:
    Continuing operations                         $  (0.20)         $  0.44
    Discontinued operations                             -             (0.38)
                                                  ---------        ---------
    Net                                            $ (0.20)         $  0.06
                                                  =========        =========
Weighted average common shares outstanding:
  Basic                                              9,119            6,683
                                                  =========        =========
  Diluted                                            9,119            8,022
                                                  =========        =========
See accompanying Notes to Consolidated Financial Statements.

                                                                     Page 6
                       EDO Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)
                                                   For the nine months ended
                                                Sept. 30, 2000  Sept. 25, 1999
                                                            (unaudited)
 Operating activities
  (Loss) earnings from continuing operations          $(1,151)        $ 4,185
  Adjustments to (loss) earnings from continuing
   operations to arrive at cash used
   by continuing operations:
    Depreciation and amortization                       6,221           2,753
    Write-off of purchased in-process research
     and development                                    6,700             -
    Bad debt expense                                      151             -
    Gain on repurchase of convertible debentures         (201)           (147)
    Gain on sale of property, plant and equipment          (7)            -
    Deferred compensation expense                         526             301
    ESOP compensation expense                           1,029             -
    Common shares issued for directors' fees               67              57
    Changes in, excluding effects of acquisition:
    Accounts receivable                                (1,496)         (2,817)
    Inventories                                        (1,513)         (2,759)
    Prepayments, other current assets and other        (2,228)         (2,380)
    Accounts payable and accrued liabilities           (6,467)           (703)
    Contract advances and deposits                     (4,130)          2,391
                                                      --------       --------
Cash (used) provided by continuing operations          (2,499)            881

Net cash provided by discontinued operations            8,641           4,964

Investing activities:
  Cash paid for acquisition of AIL                    (15,004)            -
  Purchase of property, plant and equipment            (2,273)         (2,462)
  Proceeds from sale of property, plant and equipment   4,404             -
  Proceeds from notes receivable                            7             -
  Purchase of marketable securities                      (760)         (8,176)
  Sale or redemption of marketable securities           1,528           3,536
                                                      --------       --------
Cash used by investing activities                     (12,098)         (7,102)

Financing activities:
  Proceeds from exercise of stock options                  63              34
  Borrowings under line of credit                       7,000             -
  Repayments of borrowings under line of credit        (5,000)            -
  Repayments of long-term debt                         (2,620)            -
  Payments received on notes receivable                                   575
  Payment made on note payable                            -            (5,460)
    Repurchase of convertible debentures               (1,808)         (1,405)
  Payment of common share cash dividends               (1,019)           (603)
  Payment of preferred share cash dividends              (670)           (755)
                                                      --------       --------
Cash used by financing activities                      (4,054)         (7,614)

Net decrease in cash and cash equivalents             (10,010)         (8,871)

Cash and cash equivalents at beginning of year         13,799          21,991
                                                      --------       --------
Cash and cash equivalents at end of period            $ 3,789         $13,120
                                                      ========       ========
Supplemental disclosures:
 Cash paid for: Interest                              $ 2,204         $ 1,026
                Income taxes
                 (Federal, state and local)             2,350           1,969

See accompanying Notes to Consolidated Financial Statements.

                                                                     Page 7
Notes to Consolidated Financial Statements

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

Acquisitions

On April 28, 2000, a wholly owned subsidiary of the Company merged with AIL Technologies, Inc. (the "EDO-AIL Merger"). In connection with the EDO-AIL merger, the Company issued 6,553,194 of its common shares valued at $39.4 million, and made cash payments aggregating $13.3 million in exchange for all of the outstanding common and preferred shares of AIL Technologies, Inc. In addition, the Company incurred $2.7 million in transaction costs. The merger was accounted for using the purchase method and is included in the Company's results of operations from April 28, 2000. This merger is described in the Joint Proxy Statement/Prospectus dated March 23, 2000. This quarterly report on Form 10-Q should be read giving consideration to the acquisition and the acquired in-process research and development more fully described below.

Unaudited pro forma results of operations, assuming the acquisition had been made at the beginning of each period, which include adjustments to interest income, amortization expense and income tax expense are as follows:

                                         Nine months ended   Nine months ended
                                           Sept. 30, 2000      Sept. 25, 1999
                                                     (in thousands)

Net sales from continuing operations         $188,832             $181,782

Net loss from continuing operations
 available for common shares                 $ (7,120)            $ (1,345)

Basic loss per share from continuing
 operations                                  $  (0.63)            $  (0.12)

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

Inventories

Inventories are summarized by major classification as follows:


                                       Sept. 30, 2000       Dec. 31, 1999
                                              (in thousands)

  Raw materials and supplies            $  7,181             $ 4,475
  Work-in-process                         15,787               7,182
  Finished goods                           1,245                 531
                                         -------             -------
                                        $ 24,213            $ 12,188
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. The effect of common stock equivalents is antidilutive for the three- and nine-month periods ended September 30, 2000. Thus, diluted earnings per share is not presented for those periods.

                                  Three months ended       Nine months ended
                                 Sept. 30,   Sept. 25,    Sept. 30,  Sept. 25,
                                  2000         1999         2000       1999
                                   (in thousands)           (in thousands)
Numerator:
 (Loss) earnings from continuing
  operations available for
  common shares                  $   (174)    $ 1,431     $ (1,821)   $ 3,430
 Impact of assumed conversion
  of preferred shares                  -           41           -         115
                                   -------     -------     -------    -------
Numerator for diluted
  calculation                    $   (174)    $ 1,472     $ (1,821)   $ 3,545
                                  ========     =======     ========   =======

Denominator:
 Weighted average common
  shares outstanding               10,934       6,728        9,119     6,683
 Dilutive effect of stock
   options                             -           65           -         62
 Dilutive effect of conversion
   of preferred shares                 -        1,375           -      1,277
                                   --------    -------      -------   -------
Denominator for diluted
  calculation                      10,934       8,168        9,119     8,022
                                  ========    =======      =======   =======

Comprehensive Income

As of September 30, 2000, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents unrealized holding losses on available-for-sale marketable securities. Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2000 was $168,000 and ($1,051,000), respectively. Comprehensive income (loss) for the three- and nine-month periods ended September 25, 1999 was ($2,110,000) and $840,000, respectively.

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

                                    Three months ended     Nine months ended
                                    Sept. 30,  Sept. 25,  Sept. 30,  Sept. 25,
                                      2000       1999       2000       1999

Net sales from continuing operations:
Defense                               $41,796    $16,904   $103,222   $48,117
Space and Communications Products       9,230         -      16,854        -
Engineered Materials                    8,953      6,908     25,498    22,378
                                      -------    -------   --------   -------
                                      $59,979    $23,812   $145,574   $70,495
                                      =======    =======   ========   =======

Operating earnings (loss) from
  continuing operations:
Defense                              $ 4,592    $ 2,146    $ 10,504   $ 4,970
Space and Communications Products     (1,778)        -       (9,255)       -
Engineered Materials                     659        310       1,653     1,466
                                     -------    -------     -------   -------
                                       3,473      2,456       2,902     6,436
Net interest expense                  (1,113)      (217)     (1,877)     (614)
Other, net                               196        153         224       153
                                      -------   -------     -------   -------
Earnings before
  Federal income taxes               $ 2,556    $ 2,392     $ 1,249    $5,975
                                      =======   =======     ========  =======

In 2000, the costs related to the write-off of purchased in-process research and development and merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                     Three months ended      Nine months ended
                                       Sept. 30, 2000         Sept. 30, 2000

Defense                                    $   631                $ 2,194
Space and Communications Products              205                  7,185
Engineered Materials                            96                    496
                                           -------                -------
Total                                      $   932                $ 9,875
                                           =======                =======

                                                                     Page 10
Item 2.

Management's Discussion and Analysis of Results of
Operations and Liquidity and Capital Resources

Results of Operations

The following information should be read in conjunction with the Condensed Consolidated Financial Statements as of September 30, 2000, which reflect the results of operations of the Company including the EDO-AIL Merger from April 28, 2000 and the acquisition of M. Technologies, Inc. from November 1999. Accordingly, the results of operations for the three and nine months ended September 30, 2000 are significantly affected by these acquisitions.

Three Months Ended September 30, 2000 compared with the Three Months Ended September 25, 1999

Sales from continuing operations for the third quarter of 2000 increased to $60.0 million from $23.8 million reported in the third quarter of 1999. This increase comprised sales growth of $24.9 million for the Defense segment, $9.2 million for the Space and Communication Products segment, and $2.1 million for the Engineered Materials segment. The sales growth attributable to the EDO-AIL Merger is $24.0 million in the Defense segment and $9.2 million in the Space and Communication Products segment. The sales growth attributable to the M. Technologies, Inc. acquisition is $1.5 million in the Defense segment. In addition, there were increases in sales of airborne mine countermeasures systems, integrated combat systems, electro-ceramic products and advanced fiber composite structural products. These increases were partially offset by lower sales of aircraft stores suspension and release equipment and sonar systems.

Operating earnings from continuing operations in the third quarter of 2000 (before considering one-time EDO-AIL Merger-related costs of $0.9 million) increased to $4.4 million or 7.3% of sales from $2.5 million or 10.3% of sales for the same period of 1999. The increase in operating earnings is attributable to the EDO-AIL Merger, and the decrease in percent margin is due to losses in the Space and Communications Products segment. Operating earnings increased $0.3 million from pension income, attributable primarily due to AIL Technologies, Inc. For the quarter, net loss from continuing operations available for common shares was $0.2 million or $0.02 per common share. This compares to net earnings from continuing operations available for common shares of $1.4 million or $0.21 per common share in the third quarter of 1999.

Selling, general and administrative expenses in the third quarter of 2000 were $8.6 million compared with $3.3 million in the comparable quarter of 1999. The increase is attributable to the selling, general and administrative expenses of AIL Technologies, Inc. At 14.3% of net sales in the third quarter of 2000, the level of expenses is consistent with the 14.0% of net sales in the prior year's quarter.

Interest expense in the current quarter increased $0.9 million to $1.5 million compared to $0.6 million in the prior year quarter due to the borrowings made under the credit facility associated with AIL Technologies, Inc.

The income tax expense for the 2000 third quarter reflects a cumulative adjustment to the Company's estimated effective tax rate for the year ending December 31, 2000 resulting from a reduction in anticipated merger-related costs for the year. This compares to an income tax provision at an effective tax rate of 30% for the third quarter of 1999.

Company-sponsored research and development expenditures of $1.8 million in the third quarter of 2000 are $1.1 million greater than the $0.7 million in the third quarter of 1999. The increase is attributable to expenditures at AIL Technologies, Inc., primarily associated with the Ku-Ku Band Down Converter development discussed under In-Process Research and Development, below.

Nine Months ended September 30, 2000 compared with Nine Months ended September 25, 1999

Sales from continuing operations for the first nine months of 2000 increased to $145.6 million from $70.5 million reported in the first nine months of 1999. This increase comprised sales growth of $55.1 million for the Defense segment, $16.9 million for the Space and Communication Products segment, and $3.1 million for the Engineered Materials segment. The sales growth attributable to the EDO-AIL Merger is $44.3 million in the Defense segment and $16.9 million in the Space and Communication Products segment. The sales growth attributable to the M. Technologies, Inc. acquisition is $4.6 million in the Defense segment. In addition, sales increases were recorded in airborne mine countermeasure systems, aircraft stores suspension and release equipment, integrated combat systems, technology services and electro-ceramic products. These increases were partially offset by lower sales of advanced fiber composite structural products and sonar systems.

Operating earnings from continuing operations for the first nine months of 2000 (before considering one-time EDO-AIL Merger related costs of $9.9 million) increased to $12.8 million or 8.8% of net sales from $6.4 million or 9.1% of net sales for the same period of 1999. Operating earnings increased $2.1 million from the EDO-AIL Merger and $1.3 million from pension income. Adjustments related to the EDO-AIL Merger include $6.7 million associated with the write-off of purchased in-process research and development and $3.2 million of merger-related costs. For the nine months, net loss from continuing operations available for common shares was $1.8 million or $0.20 per common share. This compares to net earnings from continuing operations available for common shares of $3.4 million or $0.51 per common share in the first nine months of 1999.

Selling, general and administrative expenses in the first nine months of 2000 were $18.6 million compared with $9.9 million in the comparable period of 1999. The increase is attributable to the selling, general and administrative expenses of AIL Technologies, Inc. At 12.8% of sales for the first nine months of 2000, the level of expenses is lower than the 14.1% of sales in first nine months of 1999.

Interest expense for the first nine months of 2000 increased $1.4 million to $3.2 million from $1.8 million for the nine months of 1999 due to the borrowings made under the credit facility of AIL Technologies, Inc.

The income tax expense for the first nine months of 2000 reflects the Company's estimated effective income tax rate for the year ending December 31, 2000. The increased effective income tax rate is principally due to the write-off of $6.7 million of purchased in-process research and development in the quarter-ended July 1, 2000, which is not deductible for income tax purposes.

Company-sponsored research and development expenditures of $3.9 million in the first nine months of 2000 are $1.9 million greater than the $2.0 million in the comparable period of 1999. The increase is attributable to expenditures at AIL Technologies, Inc. primarily associated with the Ku-Ku Band Down Converter development discussed under In-Process Research and Development below.

In-Process Research and Development

Acquired in-process research and development ("IPR&D") charges relate to the accounting for acquisitions under the purchase method, in which a portion of the purchase price is allocated to acquired in-process technology and expensed immediately since the technological feasibility of the research and development projects has not yet been achieved and is believed to have no alternative future use. Valuations of AIL Technologies Inc. were performed and used as an aid in determining the fair value of the identifiable assets and in allocating the purchase price among the acquired assets, including an independent valuation of the portion of the purchase price attributed to IPR&D, which was $6.7 million and charged in the second quarter of 2000. Assets were identified through interviews with management and a review of data provided by the Company and discussions with the acquired company's management concerning the acquired assets, technologies in development, costs necessary to complete the IPR&D, historical financial performance, estimates of future performance, market potential, and the assumptions underlying these estimates.

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

The efforts required to develop the in-process technology of this project into commercially viable products principally relate to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the down converter produced will meet its design specifications, including technical performance, features, and function requirements. The Company has reviewed its projections of revenue and estimated costs of completion and has compared these projections with results through September 30, 2000. In the aggregate, the expense projections have increased approximately $0.5 million from the original forecasts.

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

Liquidity and Capital Resources

In November of 1999, the Board of Directors of the Company approved the decision to sell its satellite products business (Barnes Engineering Company), which sale was completed on January 31, 2000. The sale price of $10.0 million, which was received in the first quarter of 2000, was adjusted for changes in net assets of the business from July 31, 1999 through the closing date, resulting in a decrease of approximately $1.3 million. In addition, the Company has agreed to indemnify the buyer for certain contract- related costs aggregating an estimated $2.3 million. In the nine months ended September 30, 2000 the Company has paid $1.0 million related to these items.

The Company's cash, cash equivalents and marketable securities decreased by $10.7 million from December 1999 to $19.0 million at September 30, 2000. This decrease was due to the $13.3 million of cash used to purchase common and preferred shares of AIL Technologies, Inc., $1.7 million of EDO-AIL Merger related costs, $2.5 million of cash used by continuing operations, $2.3 million for purchases of capital equipment, $1.8 million for the repurchase of subordinated debentures and $1.7 million for payment of common and preferred dividends, offset by cash from discontinued operations of $8.6 million and proceeds from the sale of property of $4.4 million.

Accounts Receivable increased by $33.5 million from December 31, 1999 to $66.3 million at September 30, 2000 primarily due to the EDO-AIL Merger.

Inventories increased by $12.0 million from December 31, 1999 to $24.2 million at September 30, 2000 primarily attributable to the EDO-AIL Merger and work-in-process.

The notes receivable of $3.8 million at September 30, 2000 (of which $0.5 million is in current assets) are comprised of the $1.2 million note related to the sale of property at Deer Park in June 2000 and $2.6 million in notes related to the sale of the Company's former College Point facility in January 1996. The latter notes are due in annual amounts through 2004 and bear interest at 7%. In the third quarter of 2000, these notes, which were in arrears at the end of the second quarter, were amended to change the payment schedule. Principal and interest payments were received to bring the note current in early October. The notes receivable are secured by a mortgage on the facility.

The Company has outstanding $25.8 million of 7% Convertible Subordinated Debentures due 2011. Commencing in 1996 and until retirement of these debentures the Company is making annual sinking fund payments of $1.8 million, which are due each December 15th. During the first nine months of 2000 the Company purchased $2.0 million face value of these debentures for $1.8 million. As of September 30, 2000, the Company had $2.2 million of these debentures in treasury to be used for these annual requirements.

The Company has an ESOT loan obligation with a balance at September 30, 2000 of $6.2 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation is funded through dividends on the Company's preferred shares and cash contributions from the Company.

At September 30, 2000 available borrowings under the revolving credit facility were $49.0 million after reductions for borrowings of $7.0 million and outstanding letters of credit of $13.0 million.

Capital expenditures in the first nine months of 2000 totaled $2.3 million compared with $2.5 million in the comparable period of 1999. The Company expects that its total capital expenditures for 2000 will be approximately $4.0 million.

The Company believes that it has adequate liquidity and sufficient capital to fund its current operating plans.

The backlog of unfilled orders at September 30, 2000 was $265.4 million compared with $132.6 million a year ago and $133.9 million at December 31, 1999. Backlog at September 30, 2000 includes the effect of the EDO-AIL Merger.

Long-Term Debt

During the third quarter of 2000 the Company completed negotiations for a new $69 million long-term credit facility with a consortium of banks co-led by Mellon and EAB. The credit facility includes $19 million in five year term debt and $50 million in revolving debt. Proceeds from the term debt were used to repay existing term debt. The current portion of the term debt of $3.8 million at September 30, 2000 reflects the terms of the new credit facility. The Company's 7% Convertible Subordinated Debentures due 2011 and ESOT loan obligation remain outstanding. At September 30, 2000, the Company was in compliance with its debt covenants.

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

  decline in expected levels of sales;

  underestimation of anticipated costs on specific programs; and

  risks inherent in integrating recent acquisitions into the Company's overall structure.

Expectations of future Federal income tax rates can be affected by a variety of factors, including amounts of profits relating to foreign sales.

The Company has no obligation to update any forward-looking statements.


PART II - OTHER INFORMATION

Item 5.  Submission of Matters to a Vote of Security Holders.

None.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

           4(a) - Credit Agreement dated as of August 24, 2000 by and among EDO Corporation and AIL Systems Inc. with European American Bank and Mellon Bank, N.A., et. al.

           27 - Financial Data Schedule

      (b) Reports on Form 8-K

 None.

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


                                EDO Corporation
                                -----------------------------------------
                                (Registrant)


                            by: D.L. Reed
                                -----------------------------------------
                                D.L. Reed - Vice President- Finance
                               (Principal Financial Officer)

Date: November 13, 2000