Form 10-K405
period 2000-12-31
EDO CORP
filed 2001-04-02
CIK 31617

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED                            COMMISSION FILE NUMBER
                DECEMBER 31, 2000                                        1-3985

                                EDO CORPORATION
             EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER.

                STATE OF INCORPORATION:                              IRS EMPLOYER IDENTIFICATION NO.:
                        New York                                                11-0707740

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2001
 ...................................$156,011,670

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 9, 2001
 ...................................14,742,700

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part I and Part
II. Portions of the Definitive Proxy Statement of the Registrant, dated March 30, 2001, are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I............................................    1
  ITEM 1.    BUSINESS.............................    1
    DEFENSE.......................................    1
      Electronic Warfare..........................    1
      Environmental Products......................    2
      Aircraft Stores Suspension and Release
        Equipment.................................    2
      Airborne Mine Countermeasures Systems.......    2
      Integrated Combat Systems...................    3
      Command, Control and Communications
        Systems...................................    3
      Undersea Systems............................    3
      Technology Services.........................    3
      Interference Cancellation...................    3
    COMMUNICATIONS AND SPACE PRODUCTS.............    4
      Antenna Products............................    4
      Space Sensor and Communication Products.....    4
    ENGINEERED MATERIALS..........................    4
      Electro-Ceramic Products....................    4
      Advanced Fiber Composite Structural
        Products..................................    5
    DISCONTINUED OPERATIONS.......................    5
    RESEARCH AND DEVELOPMENT......................    5
    MARKETING AND INTERNATIONAL SALES.............    6
    BACKLOG.......................................    6
    GOVERNMENT CONTRACTS..........................    6
    COMPETITION AND OTHER FACTORS.................    7
    EMPLOYEES.....................................    7
  ITEM 2.    PROPERTIES...........................    7
  ITEM 3.    LEGAL PROCEEDINGS....................    8
  ITEM 4.    SUBMISSION OF MATTERS OF A VOTE OF
             SECURITY HOLDERS.....................    8
PART II...........................................    8
  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS......    8
  ITEM 6.    SELECTED FINANCIAL DATA..............    8
  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS...........................    8
  ITEM 7A   QUANTITATIVE AND QUALITATIVE
            DISCLOSURE ABOUT MARKET RISK..........    8
  ITEM 8.    FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA...................    8
  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.................    8
PART III..........................................    8
  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
             THE REGISTRANT.......................    8
  ITEM 11.   EXECUTIVE COMPENSATION...............    9
  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT.....    9
  ITEM 13   CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS..........................    9
PART IV...........................................    9
  ITEM 14.   EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES, AND REPORTS ON FORM 8-K...    9

                                     PART I

ITEM 1. BUSINESS

The term "Registrant" as used in this Report refers to EDO Corporation. The term "Company" as used in this Report, except where the context otherwise requires, includes the Registrant and its subsidiaries.
    EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.
    On April 28, 2000, the Company and AIL Technologies, Inc. completed the merger of a wholly-owned subsidiary of the Company with AIL Technologies, Inc. In the transaction each share of AIL Technologies, Inc. common stock was exchanged for 1.3296 EDO common shares (equivalent to 6,553,194 EDO common shares). AIL Technologies, Inc. became a wholly-owned subsidiary of the Company effective upon the merger, and the transaction qualifies as a tax-free reorganization. Additional information concerning the merger is contained on page 28 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.
    The Company supplies highly engineered products for governments and industry worldwide, including advanced electronic, electro-mechanical and information systems and engineered materials critical to the mission success of its customers. As a result of the merger with AIL Technologies, Inc. the Company adjusted its segment reporting structure. The Company now organizes its business into three segments, which constitute its continuing operations: Defense; Communications and Space Products; and Engineered Materials. The Defense segment expands on what was previously the Defense and Aerospace Systems segment. The Engineered Materials segment remains the same and the Communications and Space segment was created as a result of the merger.
    The Company's Defense segment provides integrated front-line war fighting systems, including radar countermeasure systems, aircraft stores suspension and release equipment, airborne mine countermeasure systems, and sonar systems. EDO's Communication and Space Products segment addresses the needs of the remote sensing, communication, navigation, and electronic warfare industries with ultra-miniature electronics and a broad line of antennas. The Company's Engineered Materials segment supplies piezoelectric and advanced composites for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries, for civilian and military applications.
    In 1999, the Company announced the discontinuance of its satellite products business (Barnes Engineering Company), which it subsequently sold in January 2000. See Note 3 on page 41 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.
    For information regarding the cost of compliance with environmental regulations, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 33, and Note 18 on page 49 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.
    Certain business segment information on the Company's continuing operations is set forth in Note 19 on page 50 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.
    A description of the principal products of the Company's continuing operations within the three segments is set forth below.

                                    DEFENSE
Defense systems include the design, development and manufacture of sophisticated electronic, mechanical, electro-mechanical, structural, hydrodynamic and aerodynamic systems for military use. Additionally, the Company provides logistics support for such products following initial hardware deliveries including spare and repair parts, hardware and software upgrade mod-ifications, training and technical services. The revenue from these support functions is a significant portion of net sales.
    The Company's Defense segment, which accounted for 71%, 68% and 66% of consolidated net sales for 2000, 1999 and 1998, respectively, includes electronic warfare systems, environmental products, aircraft stores suspension and release equipment, airborne mine countermeasures systems, integrated combat systems, command, control and communications systems, undersea systems, technology services, and interference cancellation.

ELECTRONIC WARFARE
The Company's electronic warfare products include self protect electronic countermeasure systems, for the U.S. Air Force and tactical support jamming subsystem Exciters for the U.S. Navy. Electronic warfare products also include airborne, battlefield and ground surveillance Radars and Monolithic Microwave Integrated Circuit (MMIC) receiver/downconverters for the airborne and shipboard Electronic Support Measures (ESM) market.
    The Company's AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force B-1B bomber from radar-guided and infrared-guided missile threats. The Com-pany previously delivered the AN/ ALQ-161 system and spares to the U.S. Air Force for all 100 aircraft in the B-1B fleet. The Company's current effort on this program consists of multiple contracts and task orders to provide continuing logistics support and capability upgrades to the AN/ ALQ-161 system. These include software upgrades that have occurred every 12-24 months, as well as hardware improvements to address both situation awareness and jamming effectiveness.
    The Company is currently in production under a contract with the U.S. Navy to upgrade the Company's Universal Exciter. The Universal Exciter is the electronics unit in the AN/ALQ-99 support jamming system, originally designed and manufactured by the Company, that provides the specific jamming techniques and modulations to defeat threat emitters. The Company produced and delivered 579 Universal Exciters to the U.S. Navy in the past. Under the upgrade program the Company now retrofits these units with improvements that improve the reliability and maintainability, extend the frequency range and provide advanced jamming techniques.
    Net sales of electronic warfare products represented 23% of consolidated net sales in 2000.

ENVIRONMENTAL PRODUCTS
The Company's environmental products draw significantly from the Company's strong technology heritage in remote electronic sensing, digital signal processing and electronic packaging for its military products.
    Environmental products produced by the Company include the RAM2000(R) remote air monitoring system and the GammaCam(R) gamma ray imaging system. The RAM2000 detects, identifies and measures hundreds of harmful gases in the local atmosphere. It is currently in continuous, around-the-clock operation at several petrochemical plants.
    GammaCam provides accurate, two-dimensional visual mappings of gamma ray sources as well as dose rates. The Company delivered GammaCam units to the Japanese Defense Ground Forces for emergency response in case of nuclear accidents. Additionally the Company sold units to the nuclear energy providers and national laboratories for nuclear site remediation support and for the quantification of nuclear radiation inventory inside nuclear waste tanks.

AIRCRAFT STORES SUSPENSION AND RELEASE EQUIPMENT
The Company developed and manufactured bomb release units (BRU) for the U.S. Air Force F-15E, ejection release units (ERU) for the Tornado Multirole Combat Aircraft and jettison release mechanisms for the U.S. Navy F-14 aircraft. In 2000, the Company continued production of BRUs for the U.S. Air Force F-15E and two international customers and provided spare parts support for Tornado ERUs. In addition, the Company continued the development of the Advanced Medium Range Air To Air Missile (AMRAAM) launcher for the F-22 air superiority fighter. Customer-sponsored development for this launcher was completed in 2000 and the Company entered into pilot production for the equipment. Contracts for the first 48 units were received in 1999. The Company has been selected by both Lockheed and Boeing as their Joint Strike Fighter systems integrator for the suspension and release equipment (S&RE). This program, in concert with Company-sponsored research and development in pneumatic BRU technology, continues the Company's prominent position in new S&RE development.
    In 1999, the Company purchased M. Technologies, Inc., which developed the BRU-57 Smart Rack for the U.S. Air Force. This equipment enhances the payload capability of U.S. Air Force fighters such as the F-15 and F-16 to carry multiple smart weapons such as the Joint Standoff Weapon and the Joint Direct Attack Munition. A Navy variant BRU-55 provides the same capability for Naval aircraft such as the F-18E/F.
    Net sales of aircraft stores suspension and release equipment represented 13%, 21% and 22% of consolidated net sales in 2000, 1999 and 1998, respectively.

AIRBORNE MINE COUNTERMEASURES SYSTEMS
The Company is the only manufacturer of the MK 105 helicopter-towed magnetic minesweeping system designed and developed by the Company in conjunction with the U.S. Navy. A significant upgrade to the MK 105 was later designed and developed by the Company under contract to the U.S. Navy followed by an initial production contract in 1995. During 1999, the Company received an additional order for kits to upgrade existing MK 105 systems. The Company continues to provide spares and logistics support for these systems to the U.S. Navy and an international customer. The Company also continues to function as the U.S. Navy depot for the MK 105 systems.
    In 1994, the Company began work on a new U.S. Navy-funded contract to develop a lightweight, self-contained, helicopter-towed magnetic sweep for shallow water applications. The Company received a production contract for these systems in 1999. During 2000, the Company continued work under two U.S. Navy contracts received in 1998 and 1999 to develop an acoustic sweep for shallow water mine countermeasure applications.
    For 2000, 1999 and 1998, respectively, net sales of airborne mine countermeasures systems represented 11%, 19% and 20% of consolidated net sales.

INTEGRATED COMBAT SYSTEMS
Integrated combat systems consist of the integration of subsystems selected using customer requirements and specifications. These subsystems include EDO designed and manufactured subsystems and other subsystems selected and qualified from the commercial marketplace. Integration contracts typically include the requirement for development of integration software that allows the various subsystems to intercommunicate and produce common information displays.
    In 1998, the Company began integration of a combat system for the upgrade of a major class of ship for an international customer. The integrated system includes radars, sonars, internal and external communications and navigation subsystems, fire control subsystems, helicopter control subsystems and display equipment and integration software to produce common tactical displays.

COMMAND, CONTROL AND COMMUNICATIONS SYSTEMS
Command, control and communications systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 2000, work continued on NATO Ship-Shore-Ship Buffer (SSSB) systems deliverable to several international customers.

UNDERSEA SYSTEMS
The Company has been a supplier of undersea systems including sonar sensors, underwater communication systems, and depth sounding and speed measuring equipment for over 40 years. Work continued in 2000 on a contract for an international customer to deliver a major upgrade to the EDO Model 610E sonar system. Deliveries under this contract are expected to continue into 2003. In addition to the upgrade, the Company delivered a new Model 610E sonar system for a new class of ship in construction by the same international customer. Further in 2000, the Company continued to provided logistics maintenance, and training support services for EDO sonar systems installed in former U.S. Navy FF-1052 class ships now in service in several international navies. In 2000 the Company was awarded a major contract from a new international customer to deliver new technology EDO Model 980 sonar systems for installation in a new class of naval ship under construction by the customer. Development and delivery of the systems will extend into 2006. Additionally in 2000, the Company received a contract from the Naval Undersea Warfare Center, Newport, RI to develop and produce a new depth sounding system AN/BQN-17 for U.S. Navy attack submarines. Deliveries of thirty AN/BQN-17 units will continue into 2002.
    For 2000, 1999 and 1998, respectively, net sales of undersea systems represented 4%,10% and 14% of consolidated net sales.

TECHNOLOGY SERVICES
Technology services consist of information technology, engineering, analytical, operational, and program management services along with electronic warfare test and evaluation equipment to the U.S. defense and Federal services and information technology markets.
    In 2000, EDO was awarded follow-on orders for core services contracts in this business area that include: the U.S. Marine Corps Warfighting Lab, the Naval Surface Fire Support directorate of Naval Sea Systems Command, the Strategic Sourcing initiatives of the Navy's Ashore Readiness, and the Acquisition Center for Excellence of the Acquisition Reform Office in the Office of the Assistant Secretary of the Navy for Research, Development and Acquisition.
    In 2001, EDO will continue contracts for: design, planning, execution, analysis and reporting for the AN/ ALQ-161A preprocessor flight software for Warner Robins Air Logistics Center; navy threat validation support for China Lake Naval Air Warfare Center; and technical and engineering support to various Boeing Satellite Systems programs.
    Further in 2001, the Company will continue work on several software engineering and development contracts to provide state-of-the-art, web-enabled, data management software systems to the U.S. Air Force and Navy. The Company also designs and produces a line of electronic test equipment for electronic warfare testing, data acquisition, and radar simulation. In 2000, the Company received orders for the newly developed Field Test Simulator product from the U.S. Air Force and several international military customers.
    The Company also provides contract telephonic help desk support service to various computer and electronics hardware manufacturers and software vendors. The Company received a contract in 2000 for computer help desk support for Lucent's ORiNOCO wireless local area network product line. The Company also received certification as a consulting partner for Seagate's Crystal Reports product line.
    For 2000, 1999 and 1998, respectively, net sales of technology services represented 13%, 9% and 4% of consolidated net sales.

INTERFERENCE CANCELLATION
The Company produces interference cancellation systems for a variety of applications, including a special operations aircraft, the U.S. Navy's ERGM missile and SATCOM satellite receivers. The Company's Trailblazer Inter Server Correlation Systems is used in wireless telecommunications repeater systems.

                       COMMUNICATIONS AND SPACE PRODUCTS
The Company's Communications and Space Products segment, which accounted for 12% of consolidated net sales for 2000, includes antenna products and space sensor and communication products.

ANTENNA PRODUCTS
The Company designs and produces antenna systems for a wide variety of military and commercial applications including Communications, Electronic Warfare, Navigation, Radar and wireless LANs. The Company's antenna business is 55% military and 45% commercial. Military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, UAVs, satellites, aircraft carriers and other surface ships, submarines, and ground vehicles. On the commercial side of the business, the antennas produced are used on commercial airliners as well as private aircraft. Twenty percent of sales are international while the remaining eighty percent are domestic.
    The Company has a broad customer and product base in this area. In 2000 the Company sold more than 60,000 antennas of 200 different types to more than 100 different OEM and after market customers. The Company sells its products to aircraft OEMs, electronic system prime contractors and after-market distributors. A large portion of the Company's sales results from the spares and repairs of an installed base of antennas in excess of 500,000 units.
    In 2000 the Company made substantial progress toward developing new antenna products via both internally and customer-sponsored research and development. During the year the Company entered into major contracts for development of low observable, anti-jam global positioning satellite (GPS) and extremely wide bandwidth EW and communication antennas.

SPACE SENSOR AND COMMUNICATION PRODUCTS
The Company manufactures a wide array of high reliability products for space payloads. These products include components, subassemblies and major subsystems that are sold directly to the government for military and civil systems, or to prime contractors for both government and commercial applications. The two principal products are Sensors & Subsystems and Communication Products.
    Sensors and Subsystems include larger subsystems, up to full satellite payloads, for remote sensing instruments employing microwave measurements of the earth and its atmosphere, and classified government programs.
    The Company is a member of the Ball Aerospace Team which is one of two Teams working on a funded competition for the National Polar Orbiting Environmental Satellite Systems.
    Space Communication Products include an array of high-performance microwave subsystems for both civil and commercial communication satellite systems including the Fixed Satellite Service (FSS) market. The Company also deals with multiple aspects of the overall NASA communications network linking the Space Shuttle Orbiter, geo-synchronous and low earth orbit satellites with ground stations.

                              ENGINEERED MATERIALS
The Company's Engineered Materials segment, which accounted for 17%, 32% and 34% of consolidated net sales for 2000, 1999 and 1998, respectively, includes electro-ceramic products and advanced fiber composite structural products.

ELECTRO-CERAMIC PRODUCTS
Piezoceramic elements convert acoustic energy to electrical energy and vice versa, and form the basis of many defense and commercial products ranging from military sonars to ink jet printers. The Company is one of North America's leading manufacturers of piezoceramic components for defense applications and also provides material and related transducers to several commercial markets.
    The business includes manufacturing and development with in-house manufacturing of piezoelectric, dielectric and ferrite ceramic materials coupled with state-of-practice mixed analog/digital electronics and software engineering. This combination of engineered active materials and electronics capabilities makes the Company competitive in several niche markets.
    Examples of the Company's products include underwater acoustic transducers for use in all areas of undersea warfare, piezoelectric shapes for a variety of industries, as well as microwave ceramics for the wireless communication industry.
    The Company is focusing its efforts on industrial markets in addition to maintaining its position in the defense market. More than 50% of its products are currently U.S. defense related.
    The Company was developing a product for vibration reduction in cylindrical Grinders. In 1999, based on development progress and market analysis, the Company decided to abandon this effort.
    In December 1998, the Company acquired substantially all of the assets of Zenix Products, Inc., which manufacturers ferrite and dielectric ceramics for the wireless communications base station industry. The business was moved to and integrated into the Salt Lake City-based electro-ceramic products location in 1999. Production operations for ferrite and dielectric ceramic products commenced in the fourth quarter of 1999.
    Work continued in 2000 on a contract awarded from the U.S. Navy in 1999 for development and production of a new underwater communications transducer the TR232. Deliveries under this contract are expected to extend into 2005. Additionally, the Company was awarded a contract by the U.S. Navy for initial production of hydrophone stave assemblies used in the Wide Aperture Array (WAA) sonar systems installed in Los Angeles and Seawolf class attack submarines. Initial deliveries under this contract will be completed by mid-2001.
    For 2000, 1999 and 1998, respectively, net sales of electro-ceramic products represented 9%, 16% and 21% of consolidated net sales.

ADVANCED FIBER COMPOSITE STRUCTURAL PRODUCTS
The Company's advanced fiber composite structural products include the design, development, qualification, production and after-market support of advanced composite structures with focus in the commercial aviation and marine markets. The Company is the exclusive supplier of vacuum waste tanks for all Boeing Seattle commercial aircraft under long-term production contracts.
    In December 1998, the Company acquired Specialty Plastics, Inc. (SPI) to establish a presence in the offshore oil platform and petrochemical markets. SPI is a system designer, manufacturer and installer of suspended fiberglass piping systems. SPI has supplied piping for most of the major Gulf of Mexico oil platforms constructed over the last six years and in 1999 successfully completed its first Asia Pacific installation for Shell Oil.
    In the fourth quarter of 2000 the Company received an order from an off-shore oil platform supplier to develop a composite buoyancy air module for use in their platform. This development is expected to be ready for certification in mid 2001.
    For 2000, 1999 and 1998, respectively, net sales of advanced fiber composite structural products represented 8%, 16% and 13% of consolidated net sales.

                            DISCONTINUED OPERATIONS
The Company's former satellite products business included the design, development and manufacture of products and systems for satellites at its subsidiary, Barnes Engineering Company. The primary products included infrared earth sensors and sun sensors, which are used to provide satellites with information relative to stabilization and orbit position. In 1999, the Company decided to divest itself of this business and subsequently sold it in January 2000. Refer to Note 3 on page 41 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference for additional information on discontinued operations.

                            RESEARCH AND DEVELOPMENT
Research and development, performed both under development contracts with customers and at the Company's expense, are important factors in the Company's business. The Company's research and development efforts involve approximately 126 employees in the fields of communications and space, antennas, electronic warfare, combat systems, and acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are designed to develop new products and to extend the capability of existing products and to assess their market potential.
    Customer-sponsored research and development programs are principally related to military programs. Major customer-sponsored research and development programs include: improvements to the MK 105 mine countermeasures system; development of a new shallow-water mine countermeasures system; development of new aircraft weapons carriage technology; development in combat systems integration including command and control software development for the seamless interface of various combat systems components including radars, sonars, navigation and shipboard bridge control systems, electro-optical fire control systems and guns; helicopter control systems and various internal and external communications systems; development of a new shallow-water sonar; development of low observable antijam GPS antennas; and development of new underwater communications transducer products for the U.S. Navy.
    Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors. In 2000, customer-sponsored research and development expenditures in the aggregate were higher than in 1999.
    Principal current Company-funded research and development includes: image and signal processing and other improvements for combat systems; improvements to minesweeping technology; new techniques for aircraft weapons carriage systems; application of composites for structural uses; development of communication equipment; electronic countermeasures and advanced GPS antennas; improvements to sonar systems products, including processing and detection enhancements, improvements for noise reduction and interference cancellation; modifications to the Company's base of combat systems software products to allow seamless migration of these products to the latest generation of computer hardware architectures; development of new piezoelectric and composite materials; and development of new capabilities for EDO's Field Test Simulator product to increase the functionality and flexibility of operation.
    The following table sets forth research and development expenditures for the years presented.

- ---------------------------------------------------------------
                                    YEARS ENDED DECEMBER 31,
                                   2000       1999       1998
                                         (IN THOUSANDS)
- ---------------------------------------------------------------
Customer-sponsored                $38,400    $18,900    $22,300
Company-funded                      5,400      2,700      2,400
- ---------------------------------------------------------------
Total                             $43,800    $21,600    $24,700
- ---------------------------------------------------------------

                       MARKETING AND INTERNATIONAL SALES
Sales of the Company's defense products to both the U.S. and foreign governments are usually made under negotiated long-term contracts or subcontracts covering one or more years of production. The Company believes that its long history of association with its military customers is an important factor in the Company's overall business, and that the experience gained through this history has enhanced the Company's ability to anticipate its customers' needs. The Company's approach to its defense business is to anticipate specific customer needs and to develop systems to meet those needs either at its own expense or pursuant to research and development contracts.
    The Company sells defense products as a prime contractor and through subcontracts with other prime contractors. In addition to defense sales to the U.S. Department of Defense, the Company also sells defense equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.
    Commercial products are sold in industrial and commercial markets. In foreign markets, piezoelectrics, antennas and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold, in certain product areas, on a direct basis and, in other product areas, through sales representatives.
    It is generally the Company's policy to denominate all foreign contracts in U.S. dollars and seek not to incur significant costs in connection with long-term foreign contracts until the Company has received advance payments or letters of credit on amounts due under the contracts. Recently, however, the Company has not always been able to do so.
    Refer to Note 19 on page 50 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference for the amount of export sales for the last three years.

                                    BACKLOG
A significant portion of the Company's sales are to prime contractors, the U.S. Department of Defense and foreign governments pursuant to long-term contracts. Accordingly, the Company's backlog of unfilled orders consists in large part of orders under these contracts. As of December 31, 2000, the Company's total backlog was approximately $252.9 million, as com-pared with $133.9 million at December 31, 1999. Of the total backlog at December 31, 2000, approximately 61% is scheduled for delivery in 2001.

                              GOVERNMENT CONTRACTS
Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 63% of the Company's 2000 consolidated net sales compared with 48% in 1999 and 50% in 1998, and consisted primarily of sales to the Department of Defense. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.
    The Company's defense business can be and has been significantly affected by changes in national defense policy and spending. The Company's U.S. Government contracts and subcontracts and certain foreign government contracts contain the usual required provisions permitting termination at any time for the convenience of the Government with payment for work completed and committed along with associated profit at the time of termination.
    The Company's contracts with the Department of Defense consist of fixed-price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require the Company to perform specified work in return for reimbursement of costs (to the extent allowable under Government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment is made in the Company's fee based on attainment of performance, scheduling, cost, quality or other goals. The distribution of the Company's Government contracts among the categories of contracts referred to above varies from time to time, although in recent years, particularly as a result of the merger with AIL Technologies, Inc., an increasing percentage of the Company's contracts are on a cost-reimbursable or incentive basis.

                         COMPETITION AND OTHER FACTORS
Some of the Company's products are sold in markets containing a number of competitors substantially larger than the Company and with greater financial resources. Direct sales of military products to the U.S. Government and foreign governments are based principally on product performance, cost and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.
    The Company purchases certain materials and components used in its systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless the Company has actually received a long-term sales contract requiring them. The Company believes that most of the items it purchases are obtainable from a variety of suppliers. The Company normally obtains alternative sources for major items, although it is sometimes dependent on a single supplier or a few suppliers for some items.
    It is difficult to state precisely the Company's market position in all of its product lines because information as to the volume of sales of similar products by its competitors is not generally available and the relevant markets are often not precisely defined. However, the Company believes that it is a significant factor in the markets for stores release mechanisms for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasures systems, piezoelectric ceramics, electronic countermeasures systems and antennas.
    Although the Company owns some patents and has filed applications for additional patents, it does not believe that its businesses depend significantly upon its patents. In addition, most of the Company's U.S. Government contracts license it to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic defense work.

                                   EMPLOYEES
As of December 31, 2000, the Company employed 1,500 persons.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

- -----------------------------------------------------------------
                                POSITION, TERM OF OFFICE
NAME              AGE              AND PRIOR POSITIONS
- -----------------------------------------------------------------
James M. Smith    59    President and Chief Executive Officer
                        since 2000. Previously, he was President
                        and CEO of AIL Systems, Inc. Director
                        since 1999.
William J. Frost  59    Vice President-Administration since 1994,
                        Assistant Secretary since 1995.
Marvin D. Genzer  60    Vice President since 1990, General
                        Counsel since 1988, and Secretary since
                        1995.
Ira Kaplan        65    Executive Vice President since 2000 and
                        Chief Operating Officer since 1997, prior
                        to which he was President since 1998,
                        Executive Vice President since 1997 and
                        Vice President since 1995.
Darrell L. Reed   56    Vice President-Finance, Treasurer,
                        Assistant Secretary and Chief Financial
                        Officer since 2000 prior to which he was
                        Vice President and CFO of AIL Systems,
                        Inc. since 1995.
- -----------------------------------------------------------------

    Each executive officer is appointed by the Board of Directors (the Board), and holds office until the first meeting of the Board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with the Company's By-Laws.

ITEM 2. PROPERTIES
All operating properties except for the Deer Park, NY facility are leased facilities and the Company's facilities are adequate for present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. The Company's obligations under the various leases are set forth in Note 17 on page 49 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.
    Set forth below is a listing of the Company's principal plants and other materially important physical properties.

- -----------------------------------------------------------------------------
                                                                 APPROXIMATE
                                                                  FLOOR AREA
                                 LOCATION                        (IN SQ. FT.)
- -----------------------------------------------------------------------------
Antenna Products

Defense Programs & Technologies  H         Deer Park, NY           726,000
Space Sensor & Communication
 Products
Electro-Ceramic Products                   Salt Lake City, UT      117,000
Fiber Science                              Salt Lake City, UT      105,000
Marine and Aircraft Systems                North Amityville, NY     92,000
American Nucleonics Corporation            Westlake Village, CA     40,000
Combat Systems                             Chesapeake, VA           32,000
Technical Services Operations              Lancaster, CA            32,000
Specialty Plastics                         Baton Rouge, LA          29,000
M. Technologies                            Huntingdon, PA           14,000
Technology Services and Analysis           Falls Church, VA         13,000
- -----------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS
The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 33, and in Note 18 on page 49 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The information responsive to this item is set forth under the headings "Common Share Prices" on page 32 and "Dividends" on page 32, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on page 36 and Note 9 on pages 42 and 43 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA
The information responsive to this item is set forth under the heading "Selected Financial Data" on page 27 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 33 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The information responsive to this item is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 through 33 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of the Company, together with the Independent Auditors' Reports thereon of Ernst & Young LLP and KPMG LLP, and the unaudited "Quarterly Financial Information" are set forth on pages 34 through 52 of the Company's 2000 Annual Report to Shareholders which is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Previously reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors is set forth under the headings "Election of Directors," "The Board of Directors and Its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3 through 6 of the Company's Proxy Statement dated March 30, 2001, which is incorporated by reference.
    Information regarding executive officers is set forth in Part 1 of this Report under "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of the Company's executive officers is set forth under the heading "Compensation of Executive Officers" on pages 7 through 12 of the Company's Proxy Statement dated March 30, 2001, which is incorporated by reference, except for such information required by item 402(k) and (l) of Regulation S-K, which shall not be deemed to be filed as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding security ownership of certain beneficial owners and management is set forth under the headings "Securities Ownership of Directors and Executive Officers" on page 6 and "Security Ownership of Certain Beneficial Owners" on page 13 of the Company's Proxy Statement dated March 30, 2001, which is incorporated by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
14(a)  Financial Statements and Financial Statement Schedules and Exhibits
1.  Financial Statements.
The consolidated financial statements as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, together with the reports thereon of Ernst & Young LLP, independent auditors, dated February 26, 2001 (for
2000) and KPMG LLP, independent auditors, dated February 15, 2000 (for 1999 and
1998), appearing on page 34 through 51 of the Company's 2000 Annual Report to Shareholders are incorporated by reference.
2.  Financial Statement Schedules.
See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                               ERNST & YOUNG LLP
We have audited the consolidated financial statements of EDO Corporation and subsidiaries as of December 31, 2000, and for the year then ended, and have issued our report thereon dated February 26, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
February 26, 2001

                                    KPMG LLP
Under date of February 15, 2000, we reported on the consolidated balance sheet of EDO Corporation and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 for each of the years in the two-year period ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Melville, New York
February 15, 2000

        SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------------------------
                                      BALANCE AT
                                     BEGINNING OF    CHARGED TO COSTS    CHARGED TO OTHER    NET WRITE-OFFS/    BALANCE AT END OF
DESCRIPTION                             PERIOD         AND EXPENSES          ACCOUNTS          DEDUCTIONS            PERIOD
- ---------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts....     $  232              287                 600(a)              (138)            $  981
Valuation allowance on net deferred
 tax assets........................     $  976               --                  --                 (976)            $   --

Deducted from asset accounts:
Year ended December 31, 1999:
Allowance for doubtful accounts....     $  321               --                  --                  (89)            $  232
Valuation allowance on net deferred
 tax assets........................     $  976                                                                       $  976

Deducted from asset accounts:
Year ended December 31, 1998:
Allowance for doubtful accounts....     $  327               98                  --                 (104)            $  321
Valuation allowance on net deferred
 tax assets........................     $3,477               --                  --               (2,501)            $  976
- ---------------------------------------------------------------------------------------------------------------------------------

(a) Amount acquired as a result of purchase of AIL Technologies, Inc. on April 28, 2000.

3.  Exhibits.
Exhibits which are noted with an asterisk (*) are management contracts or compensatory plans or arrangements.
2(a) Agreement and Plan of Merger by and among EDO Corporation, EDO Acquisition III Corporation and AIL Technologies Inc. as amended and restated dated January 2, 2000. Incorporated by reference to Exhibit 2(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
2(b) Management Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation as Buyer and eleven individuals as Sellers, relating to the purchase and sale of shares of common stock of AIL Technologies Inc. Incorporated by reference to Exhibit 2(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
2(c) Stock Purchase Agreement dated as of January 2, 2000 between EDO Corporation, as Buyer, and Defense Systems Holding Co., as Seller, relating to the purchase and sale of shares of common and preferred stock of AIL Technologies Inc. Incorporated by reference to Exhibit 2(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
3(i) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998. Incorporated by reference to
        Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
3(ii)    By-Laws of the Company as amended through June 27, 2000.
4(a) Credit Agreement, dated as of August 24, 2000, by and among EDO Corporation and AIL Systems Inc. with European American Bank and Mellon Bank, NA, et. al. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10(a)* EDO Corporation 1996 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. 10(b)* Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 30 employees and retirees. Incorporated by reference to
        Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10(c)* Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 15 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10(d) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc., Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10(e) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.
10(f) EDO Corporation Compensation Plan for Directors. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10(g) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Ira Kaplan. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10(h) Amended and Restated Employment Agreement, dated as of January 2, 2000, between EDO and Marvin D. Genzer. Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
10(i) Second Amended and Restated Employment Agreement, dated as of January 2, 2000, by and among AIL Systems, Inc., EDO and James M. Smith. Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
13(a) Pages 27 through 52 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000. Incorporated by reference to pages 27 through 52 of the Company's 2000 Annual Report to Shareholders.
21      List of Subsidiaries.
23(a) Consents of Independent Auditors Ernst & Young LLP and KPMG LLP to the incorporation by reference in the Company's Registration Statements on Form S-8 of their reports included in Item 14(a) of this Annual Report on Form 10-K.
   (b)   KPMG.
24 Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

14(b)     Reports on Form 8-K
No reports on Form 8-K were required to be filed during the three months ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its chief financial and accounting officer, thereunto duly authorized.

                                          EDO CORPORATION (Registrant)

Dated: March 30, 2001                     By: /s/ DARRELL L. REED
                                          --------------------------------------
                                          Darrell L. Reed
                                          Chief Financial Officer

Pursuant to the requirements of Instruction D to Form 10-K under the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                            TITLE
- ---------                                            -----
/s/ DARRELL L. REED       Vice President-Finance, Treasurer, Chief Financial Officer
- ------------------        and Assistant Secretary
Darrell L. Reed
                          President, Chief Executive Officer and Director
James M. Smith

William J. Frost          Vice President-Administration and Assistant Secretary

Marvin D. Genzer          Vice President, General Counsel and Secretary

Ira Kaplan                Executive Vice President and Chief Operating Officer

Robert E. Allen           Director

Robert Alvine             Director                                                     By: /s/ DARRELL L. REED
                                                                                       --------------------

Neil A. Armstrong         Director (Chairman)                                          Darrell L. Reed

Mellon C. Baird           Director                                                     Attorney-in-Fact

George M. Ball            Director

Robert M. Hanisee         Director

Michael J. Hegarty        Director

Ronald L. Leach           Director

George A. Strutz, Jr.     Director