Form 10-Q
period 2001-03-31
EDO CORP
filed 2001-05-14
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                    March 31, 2001

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                            Outstanding at March 31, 2001
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 14,762,134

                                 EDO CORPORATION

                                      INDEX


                                                                        Page No.

Face Sheet                                                                     1

Index                                                                          2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     March 31, 2001 and
                     December 31, 2000                                         3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     March 31, 2001 and
                     March 31, 2000                                            4



                  Consolidated Statements of Cash Flows  -
                     Three Months Ended
                     March 31, 2001 and
                     March 31, 2000                                            5


                  Notes to Consolidated Financial Statements                 6-9


  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                          9-13


Part II           Other Information

  Item 4.         Submission of Matters to a Vote of                          13
                              Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                            13


Signature                                                                     14

                                                                          Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                  March 31, 2001  Dec. 31, 2000
Assets                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                       $   4,268       $   2,208
  Marketable securities                                              10,452          14,413
  Accounts receivable, less allowances                               72,194          69,023
  Inventories                                                        27,670          24,914
  Deferred tax asset, net                                             3,333           3,333
  Prepayments and other                                               5,605           4,840
                                                                  ---------       ---------
     Total current assets                                           123,522         118,731
Property, plant and equipment, net                                   56,500          57,485
Notes receivable                                                      3,168           3,254
Cost in excess of fair value of net
 assets acquired, net                                                10,506          14,724
Other assets                                                         20,775          20,060
                                                                  ---------       ---------
                                                                  $ 214,471       $ 214,254
                                                                  =========       =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                        $  51,162       $  44,060
  Contract advances and deposits                                     25,139          31,719
  Current portion of note payable                                       429             429
  Current portion of long-term debt                                   3,800           4,971
                                                                  ---------       ---------
     Total current liabilities                                       80,530          81,179
Note payable                                                            463             463
Long-term debt                                                       34,801          37,800
Deferred income taxes, net                                            1,239           1,239
ESOT loan obligation                                                  5,336           5,781
Postretirement benefits obligations                                  20,003          19,973
Environmental obligation                                              1,943           2,001

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $10,521 in the aggregate in 2000),
 authorized 500,000 shares, 49,229 issued in 2000                       --                49
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 16,074,377 in 2001
 and 15,007,096 in 2000                                              16,074          15,007
Additional paid-in capital                                           57,349          58,614
Retained earnings                                                    37,010          34,803
Accumulated other comprehensive income (loss)                            82             (61)
                                                                  ---------       ---------
                                                                    110,515         108,412
Less: Treasury shares at cost
       (1,312,243 shares in 2001 and
        1,370,222 shares in 2000)                                   (18,382)        (19,388)
      ESOT loan obligation                                           (5,336)         (5,781)
      Unearned ESOP shares                                          (15,199)        (15,782)
      Deferred compensation under
        Long-Term Incentive Plan                                       (511)           (423)
      Management group receivable                                      (931)         (1,220)
                                                                  ---------       ---------
      Total shareholders' equity                                     70,156          65,818
                                                                  ---------       ---------
                                                                  $ 214,471       $ 214,254
                                                                  =========       =========

See accompanying Notes to Consolidated Financial Statements

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                          For the three months ended
                                                       March 31, 2001    March 31, 2000
                                                                  (unaudited)
Continuing Operations:
Net sales                                              $ 60,151            $ 29,002

Costs and expenses
  Cost of sales                                          44,910              21,858
  Selling, general and administrative                     7,808               3,470
  Research and development                                1,792                 584
  Merger-related costs                                      546                --
                                                       --------            --------
                                                         55,056              25,912
                                                       --------            --------
Operating earnings                                        5,095               3,090

Non-operating income (expense)
  Interest income                                           319                 480
  Interest expense                                         (893)               (628)
  Other, net                                                137                 103
                                                       --------            --------
                                                           (437)                (45)
                                                       --------            --------
Earnings before Income taxes                              4,658               3,045
Income tax expense                                       (1,815)               (915)
                                                       --------            --------
Net earnings                                              2,843               2,130

Dividends on preferred shares                              (194)               (245)
                                                       --------            --------
Net earnings available for common shares               $  2,649            $  1,885
                                                       ========            ========
Earnings per common share:
  Basic:
    Continuing operations                              $   0.23            $   0.28

  Diluted:
    Continuing operations                              $   0.22            $   0.24

Weighted average common shares outstanding:
  Basic                                                  11,439               6,762
                                                       ========            ========
  Diluted                                                12,213               7,933
                                                       ========            ========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                     For the three months ended
                                                               March 31, 2001          March 31, 2000
                                                                             (unaudited)
 Operating activities:
  Earnings from continuing operations                              $  2,843                 $  2,130
  Adjustments to earnings from continuing
   operations to arrive at cash provided
   (used) by continuing operations:
    Depreciation                                                      2,441                      729
    Amortization                                                        324                      266
    Gain on repurchase of debentures                                   (158)                    (106)
    Gain on sale of property, plant and equipment                       (26)                    --
    Gain on sale of marketable securities                               (12)                    --
    Deferred compensation expense                                        60                      100
    ESOP compensation expense                                           878                     --
    Common shares issued for directors' fees                             52                     --
    Real estate tax assessment adjustment                             7,846                     --
    Changes in:
    Accounts receivable                                              (2,986)                  (4,156)
    Inventories                                                      (2,756)                    (185)
    Prepayments and other assets                                     (2,954)                  (1,352)
    Accounts payable and accrued liabilities                          4,366                   (2,255)
    Contract advances and deposits                                   (6,580)                  (1,372)
                                                                   --------                 --------
Cash provided (used) by continuing operations                         3,338                   (6,201)

Net cash provided by discontinued operations                           --                     10,000

Investing activities:
  Payments received on notes receivable                                  86                     --
  Purchase of plant and equipment                                    (1,514)                    (620)
  Proceeds from sale of property, plant and equipment                    84                     --
  Purchase of marketable securities                                     (44)                     (72)
  Sale or redemption of marketable securities                         4,161                     --
                                                                   --------                 --------
Cash provided (used) by investing activities                          2,773                     (692)

Financing activities:
  Proceeds from exercise of stock options                               568                       42
  Proceeds from management receivables                                  289                     --
  Repayments of long-term debt                                         (950)                    --
  Repurchase of debentures                                           (3,062)                  (1,076)
  Purchase of treasury shares                                          (260)                    --
  Payment of common share cash dividends                               (442)                    (202)
  Payment of preferred share cash dividends                            (194)                    (245)
                                                                   --------                 --------
Cash used by financing activities                                    (4,051)                  (1,481)

Net increase in cash and cash equivalents                             2,060                    1,626

Cash and cash equivalents at beginning of year                        2,208                   13,799
                                                                   --------                 --------
Cash and cash equivalents at end of period                         $  4,268                 $ 15,425
                                                                   ========                 ========
Supplemental disclosures:
 Cash paid for: Interest                                           $    365                 $   --
                Income taxes                                            938                      150

See accompanying Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements


Unaudited Consolidated Financial Statements

     The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation and Subsidiaries (the "Company") for the fiscal year ended December 31, 2000 filed by the Company on Form 10-K with the Securities and Exchange Commission on April 2, 2001.

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


Acquisitions

On April 28, 2000, a wholly owned subsidiary of the Company merged with AIL Technologies, Inc. (the "EDO-AIL Merger"). In connection with the EDO-AIL merger, the Company issued 6,553,194 of its common shares valued at $39.4 million, and made cash payments aggregating $13.3 million in exchange for all of the outstanding common and preferred shares of AIL Technologies, Inc. In addition, the Company incurred $2.7 million in transaction costs. The merger was accounted for using the purchase method and is included in the Company's results of operations since the date of acquisition. The transaction resulted in goodwill of $2.8 million, which is being amortized over fifteen years.

Unaudited pro forma results of operations, assuming the acquisition had been made at the beginning of 2000, which include adjustments to interest expense, amortization expense and income tax expense are as follows:

                                       Three months ended
                                         March 31, 2000
                                         (in thousands)

Net sales from continuing operations         $ 59,639

Net loss from continuing operations
 available for common shares                 $ (5,643)

Basic loss per share from continuing
 operations                                  $  (0.54)

Discontinued Operations

     In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business(Barnes Engineering Company), which sale was completed on January 31, 2000. The sales price of $10.0 million received in the first quarter of 2000 was subject to adjustment relating to changes in net assets of the business from July 31, 1999 through the closing date, which resulted in a decrease of approximately $1.3 million in the second quarter of 2000. In addition, the Company has agreed to indemnify the buyer for certain contract related costs aggregating an estimated $2.3 million. The estimated adjustment for the changes in net assets and the estimated indemnification costs were included in the loss on disposal of the satellite products business in 1999. The remaining liability at March 31, 2001 of $0.6 million is included in accounts payable and accrued liabilities.


Inventories

  Inventories are summarized by major classification as follows:


                                        March 31, 2001   Dec. 31, 2000
                                              (in thousands)

  Raw materials and supplies            $  7,111             $ 7,431
  Work-in-process                         19,474              16,170
  Finished goods                           1,085               1,313
                                         -------             -------
                                        $ 27,670            $ 24,914
                                         =======             =======

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                         Three months ended
                                                       March 31,       March 31,
                                                         2001            2000
                                                           (in thousands)
Numerator:
 Earnings from continuing
  operations available for
  common shares                                        $ 2,649           $ 1,885
 Impact of assumed conversion
  of preferred shares                                       19                33
                                                       -------           -------
Numerator for diluted
  calculation                                          $ 2,668           $ 1,918
                                                       =======           =======

Denominator:
 Weighted average common
  shares outstanding                                    11,439             6,762
 Dilutive effect of stock
   options                                                 152                45
 Dilutive effect of conversion
   of preferred shares                                     622             1,126
                                                       -------           -------
Denominator for diluted
  calculation                                           12,213             7,933
                                                       =======           =======

Employee Stock Ownership Plan and Trust

At the end of 2000, the Company sponsored two Employee Stock Ownership Plans, the existing EDO Employee Stock Ownership Plan ("EDO ESOP"); and the AIL Employee Stock Ownership Plan ("AIL ESOP") that was acquired in connection with the EDO-AIL merger. These two plans were merged into a single plan effective as of January 1, 2001, and the existing preferred shares in the former EDO ESOP were converted into 1,067,281 common shares on March 8, 2001. The merged ESOP provides retirement benefits to substantially all employees.


Comprehensive Income

As of March 31, 2001, accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheet represents unrealized holding gains (losses) on available-for-sale marketable securities. Comprehensive income for the three-month period ended March 31, 2001 was $ 2,986,000. Comprehensive income for the three-month period ended March 31, 2000 was $2,127,000.


Business Segments

EDO Corporation is a supplier of highly engineered products for governments and industry worldwide. The Company's advanced electronic, electromechanical and information systems and engineered materials are products, the vast majority of which are critical to the mission success of its customers. The Company has three reporting segments: Defense, Communications and Space Products, and Engineered Materials.

The Defense segment provides integrated defense systems and components including radar countermeasure systems, aircraft weapons storage and release systems, airborne mine countermeasures systems, remote sensors, information technology, and support systems and services for military forces and governments worldwide. The Communications and Space Products segment addresses the remote sensing, communication, and navigation industries and produces ultra-miniature electronics and a broad line of antennas. The Engineered Materials segment supplies piezoelectric ceramics and advanced composites for the communication, navigation, chemical, petrochemical, paper and oil industries for the commercial infrastructure and military markets.



                                               Three months ended
                                               March 31,  March 31
                                                 2001       2000
Net sales from continuing operations:
Defense                                        $44,685    $20,700
Communications and Space Products                6,512         -
Engineered Materials                             8,954      8,302
                                               -------    -------
                                               $60,151    $29,002
                                               =======    =======

Operating earnings (loss) from
  continuing operations:
Defense                                        $ 5,246    $ 2,451
Communications and Space Products               (1,015)        -
Engineered Materials                               864        639
                                                -------    ------
                                                 5,095      3,090
Net interest expense                              (574)      (148)
Other, net                                         137        103
                                                -------   -------
Earnings before
  income taxes                                 $ 4,658    $ 3,045
                                               =======    =======


In 2001, merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                               Three months ended
                                                 March 31, 2001

Defense                                        $   372
Space and Communications Products                   86
Engineered Materials                                88
                                               -------
Total                                          $   546
                                               =======





Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of March 31, 2001, which reflect the results of operations of the Company including the EDO-AIL merger from April 28, 2000. Accordingly, the results of operations for the three months ended March 31, 2001 are significantly affected by this acquisition.

Merger with AIL Technologies Inc.

In January 2000, the Company announced that its Board of Directors approved the merger (the "EDO-AIL merger") of a wholly-owned subsidiary of the Company with AIL Technologies Inc. (AIL). The EDO-AIL merger, which was completed on April 28, 2000, was accounted for as a purchase and is included in the Company's results of operations from that date. The results of operations for the periods presented are materially affected by the timing of this merger.

Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding common and preferred shares of AIL were exchanged or purchased for 6,553,194 newly issued EDO common shares valued at $39.4 million and a cash payment aggregating $13.3 million. The merged company also assumed AIL debt of $29.7 million. Of the newly-issued shares, 5.3 million were held in trust by AIL's Employee Stock Ownership Plan (AIL ESOP).

The AIL ESOP was EDO's largest shareholder holding approximately 39% of EDO's outstanding common shares. The AIL ESOP is designed to satisfy the requirements of a qualified pension plan under the Internal Revenue Code while giving each eligible employee an ownership interest in the Company. As of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan. As of March 8, 2001, the existing preferred shares in the EDO ESOP were converted into approximately 1.1 million common shares. The merged ESOP holds approximately 45% of EDO's outstanding common shares.

Three Months Ended March 31, 2001 compared with the Three Months Ended March 31, 2000

Sales from continuing operations for the first quarter of 2001 increased to $60.2 million from $29.0 million reported in the first quarter of 2000. This increase comprised sales growth of $24.0 million for the Defense segment, $6.5 million for the Communications and Space Products segment, and $0.7 million for the Engineered Materials segment. The sales growth attributable to the EDO-AIL merger is $22.4 million in the Defense segment and $6.5 million in the Communication and Space Products segment. In addition, there were increases in sales of aircraft stores suspension and release equipment, electro-ceramic products and advanced fiber composite structural products. These increases were partially offset by lower sales of airborne mine countermeasures systems.

Operating earnings from continuing operations in the first quarter of 2001 (before considering one-time EDO-AIL merger-related costs of $0.5 million) increased to $5.6 million or 9.4% of sales from $3.1 million or 10.7% of sales for the same period of 2000. The increase in operating earnings is attributable to the EDO-AIL merger, and the decrease in percent margin is due to losses in the Communications and Space Products segment. For the quarter, net income from continuing operations available for common shares was $2.6 million or $0.22 per diluted common share on 12.2 million diluted shares. This compares to net earnings from continuing operations available for common shares of $1.9 million or $0.24 per diluted common share on 7.9 million diluted shares in the first quarter of 2000.

Selling, general and administrative expenses in the first quarter of 2001 were $7.8 million compared with $3.5 million in the comparable quarter of 2000. This increase is attributable to the selling, general and administrative expenses of AIL Technologies, Inc. At 13.0% of the net sales in the first quarter of 2001, the level of expenses is consistent with the 12.0% of net sales in the prior year's first quarter.

Interest expense in the current quarter increased $0.3 million to $0.9 million compared to $0.6 million in the prior year quarter due to the borrowings made under the credit facility associated with AIL Technologies, Inc.

The income tax expense for the 2001 first quarter reflects the Company's estimated effective rate of 39% for the year ending December 31, 2001. This compares to an income tax provision at an effective rate of 30% for the first quarter of 2000.

Company-sponsored research and development expenditures of $1.8 million in the first quarter of 2001 are $1.2 million greater than the $0.6 million in the first quarter of 2000. The increase is attributable to expenditures in the Communications and Space Products segment, relating primarily to fiber optics product development.

Liquidity and Capital Resources

In November of 1999, the Board of Directors of the Company approved the decision to sell its satellite products business (Barnes Engineering Company), which sale was completed on January 31, 2000. The sale price of $10.0 million, which was received in the first quarter of 2000, was adjusted for changes in net assets of the business from July 31, 1999 through the closing date, resulting in a decrease of approximately $1.3 million. In addition, the Company has agreed to indemnify the buyer for certain contract-related costs aggregating an estimated $2.3 million. During 2000 approximately $1.7 million of costs were incurred. During the first quarter of 2001 approximately $27,000 of costs were incurred.

The Company's cash, cash equivalents and marketable securities decreased by $1.9 million from December 2000 to $14.7 million at March 31, 2001. This decrease was due to $3.3 million of cash from continuing operations, offset by $1.5 million for purchases of capital equipment, $3.1 million for the repurchase of subordinated debentures and $0.6 million for payment of common and preferred dividends.

Accounts receivable increased by $3.2 million from December 31, 2000 to $72.2 million at March 31, 2001 primarily due to timing-related increases in billed receivables.

Inventories increased by $2.8 million from December 31, 2000 to $27.7 million at March 31, 2001 primarily attributable to increases in work-in-progress in the Communications and Space segment.

The notes receivable of $3.6 million at March 31, 2001 (of which $0.4 million is in current assets) are comprised of the $1.2 million note related to the sale of property at Deer Park in June 2000 and $2.4 million in notes related to the sale of the Company's former College Point facility in January 1996. The Deer Park facility note is due monthly through July 2015. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7%. The latter notes receivable are secured by a mortgage on the facility.

The Company has outstanding $22.5 million of 7% Convertible Subordinated Debentures due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million, which are due each December 15th. During the first quarter of 2001, the Company purchased $3.2 million face value of these debentures for $3.1 million. As of March 31, 2001, the Company had $3.8 million of these debentures in treasury to be used for these annual requirements.

The Company has an ESOT loan obligation with a balance at March 31, 2001 of $5.3 million at an interest rate of 82% of the prime lending rate. The repayment of this obligation has been funded through dividends on the Company's preferred shares and cash contributions from the Company. As of January 1, 2001 the AIL ESOP and the existing EDO ESOP were merged into a single plan, and the preferred shares in the EDO plan were converted into 1,067,281 common shares effective March 8, 2001. The ESOT loan will be restructured and will be funded through common dividends and cash contributions from the Company.

During the third quarter of 2000 the Company completed negotiations for a new $69 million long-term credit facility with a consortium of banks co-led by Mellon and EAB. The credit facility includes $19 million in five-year term debt and $50 million in revolving debt. Proceeds from the term debt were used to repay existing term debt acquired in the EDO-AIL merger. The current portion of the term debt of $3.8 million at March 31, 2001 reflects the terms of the new credit facility. The Company's 7% Convertible Subordinated Debentures due 2001 and ESOT loan obligation remain outstanding. At March 31, 2001, the Company was in compliance with its debt covenants. At March 31, 2001 available borrowings under the revolving credit facility were $31.0 million after reductions for outstanding letters of credit of $19.0 million.

Capital expenditures in the first three months of 2001 totaled $1.5 million compared with $0.6 million in the comparable period of 2000.

The Company believes that its has adequate liquidity and sufficient capital to fund its anticipated requirements for working capital, capital expenditures, research and development expenditures and interest payments.

The backlog of unfilled orders at March 31, 2001 was $261.1 million compared with $147.4 million a year ago and $252.9 million at December 31, 2000. Backlog at March 31, 2001 and December 31, 2000 includes the effect of the EDO-AIL merger.

New Accounting Standard

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, EDO Corporation adopted Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." These statements require all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The effect of the adoption of these statements on the Company's financial position and results of operations was immaterial.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this quarterly report and in oral statements that may be made by representative of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchanges Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of actors, which include but are not limited to the following for each of the types of information noted below.

U.S. and international military program sales, follow-on procurement, contract continuance, and future program awards, upgrades and spares support are subject to U.S. and international military budget constraints and determinations; U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices; and the general state of world military readiness and deployment.

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

Commercial product sales are subject to: success of product development programs currently underway or planned; competitiveness of current and future product production costs and prices and market and consumer base development of new product programs.

Achievement of margins on sales, earnings and cash flow can be affected by; unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of sales; underestimation of anticipated costs on specific programs; and risks inherent in integrating recent acquisitions into the Company's overall structure. Expectations of future Federal income tax rates can be affected by a variety of factors, including amounts of profits relating to foreign sales.

The Company has no obligation to update any forward-looking statements,



                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on May 1, 2001, the following actions were taken:

     (a) Messrs. Neil A. Armstrong, Mellon C. Baird, George M. Ball, Ronald L. Leach, and James M. Smith were elected as directors, each receiving at least 13,428,179 votes.

     (b) The appointment of Ernst & Young LLP as independent auditors for the Company for the year 2001 was ratified: there were 13,263,045 votes cast in favor, 676,349 votes cast against, and 175,122 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             None.

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





Date: May 14 , 2001