Form 10-Q
period 2001-06-30
EDO CORP
filed 2001-08-14
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended                                     June 30, 2001

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

                                                             Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at June 30, 2001
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 14,836,294

                                 EDO CORPORATION

                                      INDEX

                                                                  Page No.
Face Sheet                                                              1

Index                                                                   2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     June 30, 2001 and
                     December 31, 2000                                  3

                  Consolidated Statements of Earnings -
                     Three Months Ended
                     June 30, 2001 and
                     July 1, 2000                                       4

                  Consolidated Statements of Earnings -
                     Six Months Ended
                     June 30, 2001 and
                     July 1, 2000                                       5

                  Consolidated Statements of Cash Flows  -
                     Six Months Ended
                     June 30, 2001 and
                     July 1, 2000                                       6

                  Notes to Consolidated Financial Statements         7-10

  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                  10-16

Part II           Other Information

  Item 4.         Submission of Matters to a Vote of
                     Security Holders                                  16

  Item 6.         Exhibits and Reports on Form 8-K                     16

Signature                                                              17

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                             June 30, 2001         December 31, 2000
                                                              (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $   5,142               $   2,208
  Marketable securities                                              188                  14,413
  Accounts receivable, less allowances                            75,304                  69,023
  Inventories                                                     26,618                  24,914
  Deferred tax asset, net                                          3,302                   3,333
  Prepayments and other                                            2,742                   4,840
                                                               ---------               ---------
     Total current assets                                        113,296                 118,731
Property, plant and equipment, net                                59,235                  57,485
Notes receivable                                                   3,081                   3,254
Cost in excess of fair value of net
 assets acquired, net                                             10,359                  14,724
Other assets                                                      22,491                  20,060
                                                               ---------               ---------
                                                               $ 208,462               $ 214,254
                                                               =========               =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                     $  46,713               $  44,060
  Contract advances and deposits                                  20,684                  31,719
  Current portion of note payable                                    429                     429
  Current portion of long-term debt                                3,800                   4,971
                                                               ---------               ---------
     Total current liabilities                                    71,626                  81,179
Note payable                                                         463                     463
Long-term debt                                                    33,716                  37,800
Deferred income taxes, net                                         1,239                   1,239
ESOT loan obligation                                               4,891                   5,781
Postretirement benefits obligations                               20,011                  19,973
Environmental obligation                                           1,836                   2,001

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $10,521 in the aggregate in 2000),
 authorized 500,000 shares, 49,229 issued in
 2000                                                                 --                      49
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 16,074,377 in 2001
 and 15,007,096 in 2000                                           16,074                  15,007
Additional paid-in capital                                        56,980                  58,614
Retained earnings                                                 39,661                  34,803
Accumulated other comprehensive income (loss)                         --                     (61)
                                                               ---------               ---------
                                                                 112,715                 108,412
Less: Treasury shares at cost
       (1,238,083 shares in 2001 and
        1,370,222 shares in 2000)                                (16,733)                (19,388)
      ESOT loan obligation                                        (4,891)                 (5,781)
      Unearned ESOP shares                                       (15,116)                (15,782)
      Deferred compensation under
        Long-Term Incentive Plan                                    (450)                   (423)
      Management group receivable                                   (845)                 (1,220)
                                                               ---------               ---------
      Total shareholders' equity                                  74,680                  65,818
                                                               ---------               ---------
                                                               $ 208,462               $ 214,254
                                                               =========               =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                                For the three months ended
                                                             June 30, 2001      July 1, 2000
                                                                        (unaudited)
Net sales                                                    $ 66,776               $ 56,593

Costs and expenses
  Cost of sales                                                49,858                 43,220
  Selling, general and administrative                           8,477                  6,539
  Research and development                                      2,190                  1,552
  Writeoff of purchased in-process research
   and development and merger-related costs                       772                  8,943
                                                             --------               --------
                                                               61,297                 60,254
                                                             --------               --------
Operating earnings (loss)                                       5,479                 (3,661)

Non-operating income (expense)
  Interest income                                                 268                    396
  Interest expense                                               (734)                (1,012)
  Other, net                                                       62                    (75)
                                                             --------               --------
                                                                 (404)                  (691)
                                                             --------               --------
Earnings (loss) before income taxes                             5,075                 (4,352)
Federal Income tax (expense) benefit                           (1,980)                 1,033
                                                             --------               --------
Earnings (loss)                                                 3,095                 (3,319)
Dividends on preferred shares                                      --                    213
                                                             --------               --------
Net earnings (loss) available for common shares              $  3,095               $ (3,532)
                                                             ========               ========

Earnings (loss) per common share:
  Basic                                                      $   0.25               $  (0.37)
  Diluted                                                    $   0.24               $  (0.37)

Weighted average common shares outstanding:

  Basic                                                        12,370                  9,661
                                                             ========               ========
  Diluted                                                      13,824                  9,661
                                                             ========               ========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                                 For the six months ended
                                                             June 30, 2001      July 1, 2000
                                                                        (unaudited)
Net sales                                                    $ 126,927               $  85,595

Costs and expenses
  Cost of sales                                                 94,768                  65,078
  Selling, general and administrative                           16,285                  10,009
  Research and development                                       3,982                   2,136
  Write-off of purchased in-process research
   and development and merger-related costs                      1,318                   8,943

                                                             ---------               ---------
                                                               116,353                  86,166
                                                             ---------               ---------
Operating earnings (loss)                                       10,574                    (571)

Non-operating income (expense)
  Interest income                                                  587                     876
  Interest expense                                              (1,627)                 (1,640)
  Other, net                                                       199                      28
                                                             ---------               ---------
                                                                  (841)                   (736)
                                                             ---------               ---------
Earnings (loss) before income taxes                              9,733                  (1,307)
Income tax (expense) benefit                                    (3,795)                    118
                                                             ---------               ---------
Earnings (loss)                                                  5,938                  (1,189)
Dividends on preferred shares                                      194                     458
                                                             ---------               ---------
Net earnings (loss) available for common shares              $   5,744               $  (1,647)
                                                             =========               =========

Earnings (loss) per common share:
  Basic                                                      $    0.48               $   (0.20)
  Diluted                                                    $    0.46               $   (0.20)

Weighted average common shares outstanding:
  Basic                                                         11,905                   8,211
                                                             =========               =========
  Diluted                                                       12,433                   8,211
                                                             =========               =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       For the six months ended
                                                                   June 30, 2001      July 1, 2000
                                                                             (unaudited)
 Operating activities:
  Earnings (loss)                                                  $  5,938               $ (1,189)
  Adjustments to earnings (loss) to arrive
   at cash used:
    Depreciation                                                      4,876                  2,617
    Amortization                                                        556                    572
    Write-off of purchased in-process research
    and development                                                      --                  6,700
    Bad debt expense                                                     18                     70
    Gain on repurchase of debentures                                   (171)                  (129)
    Gain on sale of property, plant and equipment                       (56)                    (7)
    Gain on sale of marketable securities                               (81)                    --
    Deferred compensation expense                                       121                    312
    ESOP compensation expense                                         1,115                    399
    Non-cash compensation expense                                       278                     --
    Common shares issued for directors' fees                             87                     28
    Real estate tax assessment adjustment                             7,846                     --
  Changes in, excluding effects of acquisition:

    Accounts receivable                                              (6,114)                (9,756)
    Inventories                                                      (1,704)                 2,712
    Prepayments and other assets                                     (1,892)                (3,603)
    Accounts payable and accrued liabilities                           (421)                (4,762)
    Contract advances and deposits                                  (11,035)                 1,219
                                                                   --------               --------
Cash used by continuing operations                                     (639)                (4,817)
Net cash provided by discontinued operations                             --                  8,641
Investing activities:
  Cash paid for acquisition of AIL                                       --                (15,004)
  Payments received on notes receivable                                 173                     --
  Purchase of property, plant and equipment                          (6,797)                (1,407)
  Proceeds from sale of property, plant and equipment                   226                  5,858
  Purchase of marketable securities                                     (56)                  (414)
  Sale or redemption of marketable securities                        14,454                    500
                                                                   --------               --------
Cash provided (used) by investing activities                          8,000                (10,467)
Financing activities:
  Proceeds from exercise of stock options                             2,383                     44
  Proceeds from management group receivables                            376                     --
  Borrowings under line of credit                                        --                  1,000
  Repayments of borrowings under line of credit                          --                 (3,000)
  Repayments of long-term debt                                       (1,900)                (1,508)
  Repurchase of debentures                                           (3,184)                (1,386)
  Purchase of treasury shares                                        (1,021)                    --
  Payment of common share cash dividends                               (887)                  (610)
  Payment of preferred share cash dividends                            (194)                  (458)
                                                                   --------               --------
Cash used by financing activities                                    (4,427)                (5,918)

Net increase (decrease) in cash and cash equivalents                  2,934                (12,561)
Cash and cash equivalents at beginning of year                        2,208                 13,799
                                                                   --------               --------
Cash and cash equivalents at end of period                         $  5,142               $  1,238
                                                                   ========               ========
Supplemental disclosures:
 Cash paid for: Interest                                           $  1,431               $    919
                Income taxes                                       $  4,770               $    673

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

Acquisition

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

Unaudited pro forma results of operations, assuming the acquisition had been made at the beginning of 2000, which include adjustments to interest expense, amortization expense and income tax expense are as follows:


                                                          Six months ended
                                                            July 1, 2000
                                                           (in thousands)

Net sales from continuing operations                          $ 128,852

Net loss from continuing operations
 available for common shares                                  $  (8,848)
Basic loss per share from continuing
 operations                                                   $   (0.83)

Inventories

      Inventories are summarized by major classification as follows:

                                        June 30, 2001      Dec. 31, 2000
                                                  (in thousands)

  Raw materials and supplies              $ 7,726                $ 7,431
  Work-in-process                          18,064                 16,170
  Finished goods                              828                  1,313
                                          -------                -------
                                          $26,618                $24,914
                                          =======                =======

Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share.


                                                    Three months ended                    Six months ended
                                                 June 30,        July 1,               June 30,       July 1,
                                                   2001           2000                   2001           2000
                                                      (in thousands)                        (in thousands)
Numerator:
 Earnings (loss) available for
  common shares                                   $ 3,095        $(3,532)                5,744         (1,647)
 Impact of assumed conversion
  of preferred shares                                  --             --                     9             --
 Interest expense avoided related to
  assumed conversion of subordinated
  debentures                                          274             --                    --             --
                                                  -------        -------               -------        -------
Numerator for diluted
  calculation                                     $ 3,369        $(3,532)                5,753         (1,647)
                                                  =======        =======               =======        =======
Denominator:
 Weighted average common
  shares outstanding                               12,370          9,661                11,905          8,211
 Dilutive effect of stock
  options                                             287             --                   219             --
 Dilutive effect of conversion
  of preferred shares                                  --             --                   309             --
 Dilutive effect of conversion
  of subordinated debentures                        1,167             --                    --             --
                                                  -------        -------               -------        -------
Denominator for diluted
  calculation                                      13,824          9,661                12,433          8,211
                                                  =======        =======               =======        =======

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

Comprehensive Income

As of June 30, 2001, accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheet represents unrealized holding gains (losses) on available-for-sale marketable securities. Comprehensive income for the three-and six-month period ended June 30, 2001 was $3,044,000 and $6,030,000, respectively. Comprehensive loss for the three- and six-month periods ended July 1, 2000 was $3,345,000 and $1,218,000, respectively.

Business Segments

EDO Corporation supplies highly engineered products for governments and industries worldwide. The Company believes that the majority of its advanced electronic, electromechanical and information systems and engineered materials are products which are critical to the mission success of its customers. The Company has three reporting segments: Defense, Communications and Space Products, and Engineered Materials.

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

                                            Three months ended               Six months ended
                                         June 30,         July 1         June 30,         July 1,
                                           2001            2000            2001            2000
Net sales:
Defense                                  $ 49,081        $ 40,726        $ 93,766        $ 61,426
Communications and Space Products           8,551           7,624          15,063           7,624
Engineered Materials                        9,144           8,243          18,098          16,545
                                         --------        --------        --------        --------
                                         $ 66,776        $ 56,593        $126,927        $ 85,595
                                         ========        ========        ========        ========

Operating earnings (loss):
Defense                                  $  4,445        $  3,460        $  9,691        $  5,911
Communications and Space Products             240          (7,476)           (775)         (7,476)
Engineered Materials                          794             355           1,658             994
                                         --------        --------        --------        --------
                                            5,479          (3,661)         10,574            (571)
Net interest expense                         (466)           (616)         (1,040)           (764)
Other, net                                     62             (75)            199              28
                                         --------        --------        --------        --------
Earnings (loss) before
  income taxes                           $  5,075        $ (4,352)       $  9,733        $ (1,307)
                                         ========        ========        ========        ========


Merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                         Six months ended     Six months ended
                                          June 30, 2001          July 1, 2000
Defense                                        $  898                $1,563
Space and Communications Products                 208                 6,980
Engineered Materials                              212                   400
                                               ------                ------
Total                                          $1,318                $8,943
                                               ======                ======



Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of and for the period ended June 30, 2001, which reflect the results of operations of the Company including the EDO-AIL merger from April 28, 2000. Accordingly, the Company's results of operations for the three and six months ended June 30, 2001 and the Company's financial condition as of June 30, 2001 are significantly affected by this acquisition.

Merger with AIL Technologies Inc.

In January 2000, the Company announced that its Board of Directors approved the merger (the "EDO-AIL merger") of a wholly-owned subsidiary of the Company with AIL Technologies Inc. ("AIL"). The EDO-AIL merger, which was completed on April 28, 2000, was accounted for as a purchase and is included in the Company's results of operations from that date. The results of operations for the periods presented are materially affected by the inclusion of the results of AIL for the entire three- and six-month periods ended June 30, 2001 compared to a partial inclusion of the results of AIL for the three- and six-month periods ended July 1, 2000.

Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding common and preferred shares of AIL were exchanged or purchased for 6,553,194 newly issued EDO common shares valued at $39.4 million and a cash payment aggregating $13.3 million. The merged company also assumed AIL debt of $29.7 million. Of the newly-issued shares, 5.3 million were held in trust by AIL's Employee Stock Ownership Plan ("AIL ESOP").

The AIL ESOP was EDO's largest shareholder, holding approximately 39% of EDO's outstanding common shares upon completion of the EDO-AIL merger. As of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan. As of March 8, 2001, the existing preferred shares in the EDO ESOP were converted into approximately 1.1 million common shares. The merged ESOP held approximately 42% of EDO's outstanding common shares as of June 30, 2001. In conjunction with this plan merger, the trust under the AIL ESOP was merged with and into the trust under the EDO ESOP effective June 30, 2001.

Three Months Ended June 30, 2001 compared with the Three Months Ended July 1,
2000

Sales for the second quarter of 2001 increased to $66.8 million from $56.6 million reported in the second quarter of 2000. This increase comprised sales growth of $8.4 million for the Defense segment, $0.9 million for the Communications and Space Products segment, and $0.9 million for the Engineered Materials segment. Since the EDO-AIL merger was completed at the end of April 2000, the second quarter of 2000 reflected two months of combined operations, while the second quarter of 2001 reflected a full three months of combined operations. The sales growth for the second quarter of 2001 over the second quarter of 2000 attributable to the EDO-AIL merger is $6.5 million in the Defense segment and $0.9 million in the Communication and Space Products segment. In addition, there were increases in sales of airborne mine countermeasures systems, electro-ceramic products and advanced fiber composite structural products in the second quarter of 2001 compared to the second quarter of 2000.

Operating earnings in the second quarter of 2001 (before considering one-time EDO-AIL merger-related costs of $0.8 million) increased to $6.3 million or 9.4% of sales from $5.3 million or 9.3% of sales for the same period of 2000. The increase in operating earnings was attributable primarily to the EDO-AIL merger. For the second quarter of 2001, net income available for common shares was $3.1 million, or $0.24 per diluted common share on 13.8 million diluted shares, which include 1.2 million dilutive shares associated with the assumed conversion of the Company's convertible subordinated debentures. This compares to a net loss available for common shares of $3.5 million, or $0.37 per diluted common share on 9.7 million diluted shares in the second quarter of 2000.

Selling, general and administrative expenses in the second quarter of 2001 increased to $8.5 million from $6.5 million in the comparable quarter of 2000. This increase was primarily attributable to the selling, general and administrative expenses of AIL Technologies, Inc., which the Company acquired at the end of April, 2000, and increased bid and proposal expenses. At 12.7% of the net sales in the second quarter of 2001, the level of selling, general and administrative expenses was consistent with the 11.6% of net sales in the prior year's second quarter.

Interest expense in the second quarter of 2001 decreased to $0.7 million from $1.0 million for the same period last year. The reduction is attributable to the lower average debt levels, partially due to the repurchase of debentures.

The income tax expense for the 2001 second quarter reflected the Company's estimated effective rate of 39% for the year ending December 31, 2001. This compares to an income tax benefit at an effective rate of 24% for the second quarter of 2000. The effective tax benefit of 24% for the second quarter of 2000 is principally attributable to a write-off of $6.7 million of purchased in-process research and development and other expenses associated with the EDO-AIL merger which were not deductible for income tax purposes.

Company-sponsored research and development expenditures increased to $2.2 million in the second quarter of 2001 from $1.6 million in the second quarter of 2000. The increase was primarily attributable to expenditures in the Communications and Space Products segment, relating to fiber optics product development.

There were no dividends on preferred shares in the second quarter of 2001 compared to $0.2 million for the same period of 2000, since all outstanding preferred shares were converted into 1,067,281 common shares on March 8, 2001. Therefore, no preferred dividends were paid after March 8, 2001, nor will preferred dividends be paid for these shares in future quarters.

Six Months Ended June 30, 2001 compared with the Six Months Ended July 1, 2000

Sales for the first six months of 2001 increased to $126.9 million from $85.6 million reported in the first six months of 2000. This increase comprised sales growth of $32.3 million for the Defense segment, $7.4 million for the Communications and Space Products segment, and $1.6 million for the Engineered Materials segment. The sales growth for the first six months of 2001 over the first six months of 2000 attributable to the EDO-AIL merger is $28.5 million in the Defense segment and $7.4 million in the Communication and Space Products segment. Since the EDO-AIL merger was completed at the end of April 2000, the first six months of 2000 reflected two months of combined operations, while the first six months of 2001 reflected a full six months of combined operations. In addition, there were increases in sales of aircraft stores suspension and release equipment, integrated combat systems, electro-ceramic products and advanced fiber composite structural products in the first six months of 2001 compared to the first six months of 2000.

Operating earnings in the first six months of 2001 (before considering one-time EDO-AIL merger-related costs of $1.3 million) increased to $11.9 million or 9.4% of sales from $8.4 million or 9.8% of sales for the same period of 2000. The increase in operating earnings was primarily attributable to the EDO-AIL merger, and the decrease in percent margin was due to losses in the Communications and Space Products segment. For the six months ended June 30, 2001, net income available for common shares was $5.7 million or $0.46 per diluted common share on 12.4 million diluted shares. This compares to a net loss available for common shares of $1.6 million or $0.20 per diluted common share on 8.2 million diluted shares in the comparable six months of 2000.

Selling, general and administrative expenses in the first six months of 2001 increased to $16.3 million from $10.0 million for the same period of 2000. This increase was primarily attributable to the selling, general and administrative expenses of AIL Technologies, Inc., which the Company acquired at the end of April 2000, and increased bid and proposal costs. At 12.8% of net sales in the first six months of 2001, the level of selling, general and administrative expenses was consistent with the 11.7% of net sales in the prior year's first six months.

Interest expense was $1.6 million for both periods.

The income tax expense for the first six months of 2001 reflected the Company's estimated effective rate of 39% for the year ending December 31, 2001. This compares to an income tax benefit at an effective rate of 9% for the first six months of 2000. The effective tax benefit of 9% for the first six months of 2000 is principally attributable to a write-off of $6.7 million of purchased in-process research and development and other expenses associated with the EDO-AIL merger which were not deductible for income tax purposes.

Company-sponsored research and development expenditures increased to $3.9 million in the first six months of 2001 from the $2.1 million for the same period of 2000. The increase is primarily attributable to expenditures in the Communications and Space Products segment, relating to fiber optics product development.

Dividends on preferred shares in the first six months of 2001 decreased to $0.2 million compared to $0.5 million for the same period of 2000, since all outstanding preferred shares were converted into 1,067,281 common shares on March 8, 2001. Therefore, no preferred dividends were paid after March 8, 2001, nor will preferred dividends be paid for these shares in future quarters.

Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities decreased by $11.3 million to $5.3 million at June 30, 2001 from $16.6 million at December 31, 2000. This decrease was due to $0.6 million used by operations, $6.8 million for purchases of capital equipment, $3.2 million for the repurchase of subordinated debentures, $1.9 million payment of long-term debt, and $1.1 million for payment of common and preferred dividends. These decreases were partially offset by $2.4 million of proceeds from exercises of stock options.

Accounts receivable increased to $75.3 million at June 30, 2001 from $69.0 million at December 31, 2000 primarily due to increases in billed receivables resulting from an increase in sales in the second quarter of 2001 compared to the fourth quarter of 2000.

Inventories increased to $26.6 million at June 30, 2001 from $24.9 million at December 31, 2000 primarily due to increases in work-in-progress in the Communications and Space segment.

The notes receivable of $3.5 million at June 30, 2001 (of which $0.4 million was in current assets) were comprised of the $1.2 million note related to the sale of property at Deer Park in June 2000 and $2.3 million in notes related to the sale of the Company's former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

The Company has outstanding $22.3 million of 7% Convertible Subordinated Debentures due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million, which are due each December 15th. During the second quarter of 2001, the Company purchased $0.1 million face value of these debentures for $0.1 million. As of June 30, 2001, the Company had $3.9 million of these debentures in treasury to be used to satisfy its annual sinking fund requirements.

The Company has an Employee Stock Ownership Trust ("EDO ESOT") loan obligation with a balance at June 30, 2001 of $4.9 million at an interest rate of 82% of the prime lending rate. This obligation represents the borrowing by the EDO ESOT guaranteed by the Company. The EDO ESOT services this obligation with the dividends received on the Company's preferred shares and cash contributions from the Company. As described above under "Merger with AIL Technologies Inc.," as of January 1, 2001 the AIL ESOP and the existing EDO ESOP were merged into a single plan, and the preferred shares issued by the Company and held by the EDO ESOP were converted into 1,067,281 shares of the Company's common stock effective March 8, 2001. As of June 30, 2001, the merged ESOP restructured its direct loan from the Company to extend the maturity date to December 31, 2017. As a result of the conversion of the preferred shares, debt service on the ESOP will be funded through dividends paid by the Company on its common shares and cash contributions from the Company. As part of this restructuring, the aforementioned EDO ESOT loan obligation of $4.9 million was paid in full on July 30, 2001.

During the third quarter of 2000 the Company completed negotiations for a new $69 million long-term credit facility with a consortium of banks co-led by Mellon and EAB. The credit facility includes $19 million in five-year term debt, payable in quarterly installments of $950,000, and $50 million in revolving debt. Borrowings under the agreement bear interest based on LIBOR plus applicable margin of up to 2.00% depending on the consolidated leverage ratio as defined in the agreement. Borrowings are secured by the Company's accounts receivable, inventories and property, plant and equipment. Proceeds from the term debt were used to repay existing term debt acquired in the EDO-AIL merger. The current portion of long-term debt of $3.8 million at June 30, 2001 reflects the amounts due in the next twelve months. At June 30, 2001, the Company was in compliance with its debt covenants. At June 30, 2001 there were no borrowings under the revolving credit facility of $50.0 million and there were outstanding letters of credit of $18.8 million, leaving available borrowing capacity of $31.2 million.

Capital expenditures in the first six months of 2001 increased to $6.8 million from $1.4 million for the same period of 2000. The increase was due primarily to expenditures at the Company's owned 726,000 square foot facility located in Deer Park, NY, in anticipation of its potential sale and leaseback. This facility houses the Defense Programs and Technologies, Antenna Products and Space and Communications Products operations.

The Company believes that it has adequate liquidity and sufficient capital to fund its currently anticipated requirements for working capital, capital expenditures, research and development expenditures and interest payments.

The backlog of unfilled orders at June 30, 2001 increased to $295.9 million from $267.1 million at July 1, 2000 and $252.9 million at December 31, 2000.



New Accounting Standards

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

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in amortization expense in 2002 of approximately $0.7 million. In addition, goodwill recorded as a result of any acquisitions completed subsequent to the issuance of the Statement during 2001 would not be amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this quarterly report and in oral statements that may be made by representative of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchanges Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include but are not limited to the following for each of the types of information noted below.

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

The Company has no obligation to update any forward-looking statements,




                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
             None.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

      10(j) Change of Control Agreement dated as of March 15, 2001, by and between the Company and Darrell L. Reed.


      10(k) Change of Control Agreement dated as of March 17, 2001, by and between the Company and William J. Frost.



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

                                EDO Corporation
                                -----------------------------------------
                                (Registrant)



                            by: D.L. Reed
                                -----------------------------------------
                                D.L. Reed - Vice President - Finance
                                (Principal Financial Officer)


Date: August 14, 2001