Form 10-Q
period 2001-09-30
EDO CORP
filed 2001-11-09
CIK 31617

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2001

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

                                                        Yes   X     No
                                                            -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                            Outstanding at September 29, 2001
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 14,850,672

                               EDO CORPORATION

                                    INDEX


                                                                     Page  No.

Face Sheet                                                              1

Index                                                                   2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     September 29, 2001 and
                     December 31, 2000                                  3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     September 29, 2001 and                             4
                     September 30, 2000


                  Consolidated Statements of Earnings -                 5
                     Nine Months Ended
                     September 29, 2001 and
                     September 30, 2000


                  Consolidated Statements of Cash Flows  -
                     Nine Months Ended
                     September 29, 2001 and
                     September 30, 2000                                 6


                  Notes to Consolidated Financial Statements           7-10


  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                    10-16


Part II           Other Information


  Item 6.         Exhibits and Reports on Form 8-K                      16


Signature                                                               17

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                       EDO Corporation and Subsidiaries
                         Consolidated Balance Sheets
              (in thousands, except share and per share amounts)

                                              September 29, 2001   December 31, 2000
Assets                                           (unaudited)
Current assets:
  Cash and cash equivalents                       $   6,163        $   2,208
  Marketable securities                                 189           14,413
  Accounts receivable, less allowances               69,684           69,023
  Inventories                                        25,931           24,914
  Deferred tax asset, net                             3,302            3,333
  Prepayments and other                               2,652            4,840
                                                  ---------        ---------
     Total current assets                           107,921          118,731
Property, plant and equipment, net                   61,255           57,485
Notes receivable                                      3,073            3,254
Cost in excess of fair value of net
 assets acquired, net                                10,173           14,724
Other assets                                         24,201           20,060
                                                  ---------        ---------
                                                  $ 206,623        $ 214,254
                                                  =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities        $  46,950        $  44,060
  Contract advances and deposits                     14,586           31,719
  Current portion of note payable                       429              429
  Current portion of long-term debt                   3,800            4,971
                                                  ---------        ---------
     Total current liabilities                       65,765           81,179
Note payable                                            463              463
Borrowings under revolver                             6,000               -
Long-term debt                                       32,736           37,800
Deferred income taxes, net                            1,239            1,239
ESOT loan obligation                                     --            5,781
Postretirement benefits obligations                  20,118           19,973
Environmental obligation                              1,685            2,001

Shareholders' equity:
Preferred shares, par value $1 per share
 (liquidation preference $213.71 per share
 or $10,521 in the aggregate in 2000),
 authorized 500,000 shares, 49,229 issued in
 2000                                                   --                49
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 16,074,377 in 2001
 and 15,007,096 in 2000                              16,074           15,007
Additional paid-in capital                           57,170           58,614
Retained earnings                                    43,048           34,803
Accumulated other comprehensive loss                     --              (61)
                                                  ---------        ---------
                                                    116,292          108,412
Less: Treasury shares at cost
       (1,223,705 shares in 2001 and
        1,370,222 shares in 2000)                   (16,539)         (19,388)
      ESOT loan obligation                              -             (5,781)
      Unearned ESOP shares                          (19,901)         (15,782)
      Deferred compensation under
        Long-Term Incentive Plan                       (390)            (423)
      Management group receivable                      (845)          (1,220)
                                                  ----------        ---------
      Total shareholders' equity                     78,617           65,818
                                                  ----------        ---------
                                                  $ 206,623        $ 214,254
                                                  =========        =========


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)


                                                        For the three months ended
                                                     Sept. 29, 2001    Sept. 30, 2000
                                                               (unaudited)

Net sales                                               $ 60,353          $ 59,979

Costs and expenses
  Cost of sales                                           43,520            45,213
  Selling, general and administrative                      7,800             8,595
  Research and development                                 1,875             1,766
  Write-off of purchased in-process research
   and development and merger-related costs                   --               932
                                                        --------          --------
                                                          53,195            56,506
                                                        --------          --------
Operating earnings                                         7,158             3,473

Non-operating income (expense)
 Interest income                                             101               414
 Interest expense                                           (889)           (1,527)
 Other, net                                                  (82)              196
                                                        --------          --------
                                                            (870)             (917)
                                                        --------          --------
Earnings before income taxes                               6,288             2,556
Income tax expense                                        (2,455)           (2,518)
                                                        --------          --------
Earnings                                                   3,833                38
Dividends on preferred shares                                 --              (212)
                                                        --------          --------
Net earnings (loss) available for common shares         $  3,833          $   (174)
                                                        ========          ========

Earnings (loss) per common share:
  Basic                                                 $   0.32          $  (0.02)
  Diluted                                               $   0.30          $  (0.02)

Weighted average common shares outstanding:
  Basic                                                   12,107            10,934
                                                        ========          ========
  Diluted                                                 13,431            10,934
                                                        ========          ========


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                          For the nine months ended
                                                       Sept. 29, 2001   Sept. 30, 2000
                                                                (unaudited)

Net sales                                               $ 187,280          $ 145,574

Costs and expenses
  Cost of sales                                           138,288            110,291
  Selling, general and administrative                      24,085             18,604
  Research and development                                  5,857              3,902
  Write-off of purchased in-process research
   and development and merger-related costs                 1,318              9,875
                                                        ---------          ---------
                                                          169,548            142,672
                                                        ---------          ---------
Operating earnings                                         17,732              2,902

Non-operating income (expense)
 Interest income                                              688              1,290
 Interest expense                                          (2,516)            (3,167)
 Other, net                                                   117                224
                                                        ---------          ---------
                                                           (1,711)            (1,653)
                                                        ---------          ---------
Earnings before income taxes                               16,021              1,249
Income tax expense                                         (6,250)            (2,400)
                                                        ---------          ---------
Earnings (loss)                                             9,771             (1,151)
Dividends on preferred shares                                (194)              (670)
                                                        ---------          ---------
Net earnings (loss) available for common shares         $   9,577          $  (1,821)
                                                        =========          =========

Earnings (loss) per common share:
  Basic                                                 $    0.80          $   (0.20)
  Diluted                                               $    0.77          $   (0.20)

Weighted average common shares outstanding:
  Basic                                                    11,972              9,119
                                                        =========          =========
  Diluted                                                  13,594              9,119
                                                        =========          =========


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              For the nine months ended
                                                           Sept. 29, 2001   Sept. 30, 2000
                                                                     (unaudited)
 Operating activities:
  Earnings (loss)                                             $  9,771          $ (1,151)
  Adjustments to earnings (loss) to arrive
   at cash provided (used) by continuing operations:
    Depreciation                                                 7,133             5,182
    Amortization                                                   827             1,039
    Write-off of purchased in-process research
     and development                                                --             6,700
    Bad debt expense                                               350               151
    Gain on repurchase of debentures                              (171)             (201)
    Gain on sale of property, plant and equipment                  (39)               (7)
    Gain on sale of marketable securities                          (81)               --
    Deferred compensation expense                                  181               526
    ESOP compensation expense                                    1,406             1,029
    Non-cash compensation expense                                  278                --
    Common shares issued for directors' fees                       122                67
    Real estate tax assessment adjustment                        7,846                --
  Changes in, excluding effects of acquisition:
    Accounts receivable                                           (826)           (1,496)
    Inventories                                                 (1,017)           (1,513)
    Prepayments and other assets                                (3,677)           (2,228)
    Accounts payable and accrued liabilities                      (227)           (6,467)
    Contract advances and deposits                             (17,133)           (4,130)
                                                              --------          --------
Cash provided (used) by continuing operations                    4,743            (2,499)
Net cash provided by discontinued operations                        --             8,641
Investing activities:
  Cash paid for acquisition of AIL                                  --           (15,004)
  Payments received on notes receivable                            259                 7
  Purchase of property, plant and equipment                    (11,101)           (2,273)
  Proceeds from sale of property, plant and equipment              236             4,404
  Purchase of marketable securities                                (58)             (760)
  Sale or redemption of marketable securities                   14,455             1,528
                                                              --------          --------
Cash provided (used) by investing activities                     3,791           (12,098)
Financing activities:
  Proceeds from exercise of stock options                        2,518                63
  Proceeds from management group receivables                       375                --
  Borrowings under revolver                                      6,000             7,000
  Repayments of borrowings under revolver                           --            (5,000)
  Repayments of long-term debt                                  (2,850)           (2,620)
  Repurchase of debentures                                      (3,184)           (1,808)
  Purchase of treasury shares                                   (1,021)               --
  Payment of EDO ESOP loan obligation                           (4,891)               --
  Payment of common share cash dividends                        (1,332)           (1,019)
  Payment of preferred share cash dividends                       (194)             (670)
                                                              --------          --------
Cash used by financing activities                               (4,579)           (4,054)

Net increase (decrease) in cash and cash equivalents             3,955           (10,010)
Cash and cash equivalents at beginning of year                   2,208            13,799
                                                              --------          --------
Cash and cash equivalents at end of period                    $  6,163          $  3,789
                                                              ========          ========
Supplemental disclosures:
 Cash paid for: Interest                                      $  1,787          $  2,204
                Income taxes                                  $  4,770          $  2,350

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

Unaudited pro forma results of operations, assuming the acquisition had been made at the beginning of 2000, which include adjustments to interest expense, amortization expense and income tax expense are as follows:

                                                          Nine months ended
                                                            Sept. 30, 2000
                                                           (in thousands)

Net sales from continuing operations                          $ 188,832

Net loss from continuing operations
 available for common shares                                  $  (7,120)

Basic loss per share from continuing
 operations                                                   $   (0.63)

Inventories

  Inventories are summarized by major classification as follows:


                                        Sept. 29, 2001   Dec. 31, 2000
                                                (in thousands)

  Raw materials and supplies            $  7,635            $  7,431
  Work-in-process                         17,298              16,170
  Finished goods                             998               1,313
                                         -------             -------
                                        $ 25,931            $ 24,914
                                        ========            ========


Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                           Three months ended       Nine months ended
                                          Sept. 29,    Sept. 30,   Sept. 29,   Sept.30,
                                             2001        2000        2001       2000
                                               (in thousands)          (in thousands)
Numerator:
 Earnings (loss) available for
  common shares                            $  3,833    $   (174)     9,577     (1,821)
 Impact of assumed conversion
  of preferred shares                            --          --          6         --
 Interest expense avoided related to
  assumed conversion of subordinated
  debentures                                    238          --        822         --
                                           --------    --------   --------   --------
Numerator for diluted
  calculation                              $  4,071    $   (174)    10,405     (1,821)
                                           ========    ========   ========   ========
Denominator:
 Weighted average common
  shares outstanding                         12,107      10,934     11,972      9,119
 Dilutive effect of stock
   options                                      309          --        249         --
 Dilutive effect of conversion
   of preferred shares                           --          --        206         --
 Dilutive effect of conversion
   of subordinated debentures                 1,015          --      1,167         --
                                           --------    --------   --------   --------
Denominator for diluted
  calculation                                13,431      10,934     13,594      9,119
                                           ========    ========   ========   ========

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


Comprehensive Income

As of September 29, 2001, accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheet represents unrealized holding gains (losses) on available-for-sale marketable securities. There was no comprehensive income for the three-month period ended September 29, 2001. Comprehensive income for the nine-month period ended September 29, 2001 was $9,863,000. Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2000 was $168,000 and $(1,051,000), respectively.


Business Segments

EDO Corporation is a leading supplier of sophisticated, highly engineered products for defense, aerospace and industrial applications. The Company believes that its advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical standard equipment on a wide range of military aircraft. The Company has three reporting segments:
Defense, Communications and Space Products, and Engineered Materials.

The Defense segment provides integrated defense systems and components including electronic warfare systems, subsystems and test equipment, aircraft stores suspension and release systems, airborne mine countermeasures systems, integrated combat systems and undersea warfare sonar systems for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products and space sensor communications products for the remote sensing, communication, and navigation industries. The Engineered Materials segment supplies electro-ceramic products and advanced fiber composite and structural products for the communication, navigation, chemical, petrochemical, paper and oil industries for the commercial infrastructure and military markets.

                                           Three months ended    Nine months ended
                                          Sept. 29,  Sept. 30,   Sept. 29,  Sept. 30,
                                             2001      2000         2001      2000
Net sales:
Defense                                    $44,146    $41,796    $137,912   $103,222
Communications and Space Products            7,097      9,230      22,160     16,854
Engineered Materials                         9,110      8,953      27,208     25,498
                                           -------    -------     --------   -------
                                           $60,353    $59,979    $187,280   $145,574
                                           =======    =======     ========   ========

Operating earnings (loss):
Defense                                     $ 5,606    $ 4,592   $15,297     $10,504
Communications and Space Products               371     (1,778)     (404)     (9,255)
Engineered Materials                          1,181        659     2,839       1,653
                                            -------    -------   -------     -------
                                              7,158      3,473    17,732       2,902
Net interest expense                           (788)    (1,113)   (1,828)     (1,877)
Other, net                                      (82)       196       117         224
                                            -------    -------   -------     -------
Earnings before income taxes                $ 6,288    $ 2,556   $16,021     $ 1,249
                                            =======    =======   =======     =======



Merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                               Nine months ended    Nine months ended
                                                 Sept. 29, 2001       Sept. 30, 2000

Defense                                          $   898              $  2,194
Communications and Space Products                    208                 7,185
Engineered Materials                                 212                   496
                                                 -------              --------
Total                                            $ 1,318              $  9,875
                                                 =======              ========



Subsequent Events

On October 9, 2001, the Company acquired all of the outstanding stock of Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, for $13.8 million in cash. This acquisition will expand the Company's range of professional and information technology services provided primarily to the Department of Defense and other government agencies. The acquisition will be accounted for as a purchase, and accordingly, the operating results of Dynamic Systems will be included in the Company's consolidated financial statements from the date of acquisition.

On October 31, 2001, the Company sold 3,716,100 newly-issued common shares in a public offering for net proceeds of approximately $82.5 million, which will be used for retirement of debt, future acquisitions, and general corporate purposes. As part of the offering, the ESOP also sold 1,458,900 currently outstanding common shares.



Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of and for the period ended September 29, 2001, which reflect the results of operations of the Company including the EDO-AIL merger, as described below, from April 28, 2000. The results of the Company's operations for the three- and nine- months ended September 29, 2001 and the Company's financial condition as of September 29, 2001 are significantly affected by this acquisition.

Merger with AIL Technologies, Inc.

On April 28, 2000, the Company's wholly-owned subsidiary merged with AIL Technologies Inc., referred to as AIL. This merger, referred to as the EDO-AIL merger, was accounted for as a purchase and is included in the Company's results of operations from that date. The results of operations for the periods presented are materially affected by the timing of the EDO-AIL merger.

Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding shares of common stock and preferred stock of AIL were exchanged for 6,553,194 newly-issued EDO common shares valued at $39.4 million. In addition, the AIL stockholders received a cash payment totaling $13.3 million. The merged company also assumed AIL debt of $29.7 million. Of the newly-issued shares, 5.3 million were held in trust by AIL's Employee Stock Ownership Plan, referred to as the AIL ESOP.


As of the closing of the EDO-AIL merger, the AIL ESOP was the Company's largest shareholder holding about 39% of the Company's outstanding common shares. As of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan. As of March 8, 2001, the existing preferred shares in the EDO ESOP were converted into about 1.1 million common shares. As a result of the Company's October 2001 public offering and the sale in the offering of 1,458,900 common shares by the ESOP, at October 31, 2001, the ESOP held approximately 25% of the Company's outstanding common shares.


Results of Operations

Comparison of three months ended September 29, 2001 and September 30, 2000

Net sales for the three months ended September 29, 2001, increased to $60.4 million from $60.0 million for the comparable period of 2000. This increase comprised sales growth of $2.3 million for the Defense segment and $0.2 million for the Engineered Materials segment, offset by a decrease of $2.1 million for the Communications and Space Products segment. In the Defense segment, there were increases in sales of aircraft stores suspension and release equipment and integrated combat systems and sonar systems. In the Engineered Materials segment, there were increases in sales of electro-ceramic products, partially offset by decreases in sales of advanced fiber composite structural products. In the Communications and Space Products segment, there were decreases in sales of space products, partially offset by increases in sales of antenna products.

Operating earnings in the three months ended September 29, 2001 (before considering one-time EDO-AIL merger-related costs of $0.9 million in the three months ended September 30, 2000) increased to $7.2 million or 11.8% of net sales from $4.4 million or 7.3% of net sales for the comparable period of 2000. The increase in operating earnings was attributable to increased sales, program mix and contract closeouts in the Defense segment, as well as increases in operating earnings in the Communications and Space Products segment which, for the three months ended September 29, 2001, had operating earnings of $0.4 million compared to an operating loss of $1.8 million in the comparable period of 2000. In addition, there were reductions in selling, general and administrative expenses, as discussed below. For the three months ended September 29, 2001, net earnings available for common shares increased to $3.8 million, or $0.30 per diluted common share, on 13.4 million diluted shares from a net loss of $0.2 million, or $0.02 per diluted common share, on 10.9 million diluted shares in the comparable period of 2000.

Selling, general and administrative expenses in the three months ended September 29, 2001 decreased to $7.8 million, or 12.9% of net sales, from $8.6 million, or 14.3% of net sales, for the comparable period of 2000. This decrease is due primarily to reductions in expenses at the Deer Park facility.

Research and development expense in the three months ended September 29, 2001 increased slightly to $1.9 million, or 3.1% of net sales, from $1.8 million, or 2.9% of net sales, for the comparable period of 2000.

Interest expense in the three months ended September 29, 2001 decreased to $0.9 million from $1.5 million for the comparable period of 2000. This decrease is attributable to lower average debt levels, partially due to the repurchase of debentures, as well as lower interest rates.

Income tax expense for the three months ended September 29, 2001 reflected the Company's estimated effective rate of 39% for the year ending December 31, 2001. The third quarter of 2000 reflected a cumulative adjustment to the Company's estimated effective tax rate for the year ended December 31, 2000 resulting from a reduction in anticipated merger-related costs for the year.

There were no dividends on preferred shares for the three months ended September 29, 2001, compared to $0.2 million for the same period of 2000, due to the conversion of all outstanding preferred shares into 1,067,281 common shares on March 8, 2001. No preferred shares are outstanding, and no preferred dividends were paid after March 8, 2001.


Comparison of nine months ended September 29, 2001 and September 30, 2000

Net sales for the first nine months of 2001 increased $41.7 million to $187.3 million from $145.6 million for the comparable period of 2000. This increase comprised sales growth of $34.7 million for the Defense segment, $5.3 million for the Communications and Space Products segment, and $1.7 million for the Engineered Materials segment. The sales growth for the first nine months of 2001 over the first nine months of 2000 attributable to the EDO-AIL merger was $26.9 million in the Defense segment and $5.3 million in the Communication and Space Products segment. Since the EDO-AIL merger was completed at the end of April 2000, the first nine months of 2000 reflected five months of combined operations, while the first nine months of 2001 reflected a full nine months of combined operations. In addition, there were increases in sales of aircraft stores suspension and release equipment, integrated combat systems, technology services, electro-ceramic products and advanced fiber composite structural products in the first nine months of 2001 compared to the first nine months of 2000.

Operating earnings in the first nine months of 2001 (before considering one-time EDO-AIL merger-related costs of $1.3 million) increased to $19.1 million or 10.2% of net sales from $12.8 million or 8.8% of net sales for the comparable period of 2000(before considering one-time EDO-AIL merger-related costs of $9.9 million). The increase in operating earnings was primarily attributable to additional business resulting from the EDO-AIL merger, and the other sales increases described above. For the nine months ended September 29, 2001, net earnings available for common shares increased to $9.6 million, or $0.77 per diluted common share, on 13.6 million diluted shares from a net loss of $1.8 million, or $0.20 per diluted common share, on 9.1 million diluted shares in the comparable period of 2000.

Selling, general and administrative expenses in the first nine months of 2001 increased to $24.1 million, or 12.9% of net sales, from $18.6 million, or 12.8% of net sales, for the comparable period of 2000. This increase was primarily attributable to the EDO-AIL merger.

Research and development expense in the first nine months of 2001 increased to $5.9 million, or 3.1% of net sales, from $3.9 million, or 2.7% of net sales, for the same period of 2000. The increase was primarily attributable to expenditures in the Communications and Space Products segment, relating to fiber optics product development.

Interest expense in the first nine months of 2001 decreased to $2.5 million from $3.2 million for the comparable period of 2000. This decrease is attributable to lower average debt levels, partially due to the repurchase of debentures, as well as lower interest rates.

Income tax expense for the first nine months of 2001 reflected the Company's estimated effective rate of 39% for the year ending December 31, 2001. The higher effective rate for the first nine months of 2000 was principally attributable to a write-off in the second quarter of 2000 of $6.7 million of purchased in-process research and development and other expenses associated with the EDO-AIL merger that were not deductible for income tax purposes.

Dividends on preferred shares in the first nine months of 2001 decreased to $0.2 million compared to $0.7 million for the same period of 2000, due to the conversion of all outstanding preferred shares into 1,067,281 common shares on March 8, 2001.


Liquidity and Capital Resources

Balance Sheet

Cash, cash equivalents and marketable securities decreased to $6.4 million at September 29, 2001 from $16.6 million at December 31, 2000. This decrease was due to $11.1 million for purchases of capital equipment, $4.9 million for payment in full of the EDO ESOP loan obligation, $3.2 million for the repurchase of subordinated debentures, $2.8 million payment of long-term debt and $1.5 million for payment of common and preferred dividends. These decreases were partially offset by $4.7 million provided by operations, $6.0 million in borrowings under the revolving line of credit and $2.5 million of proceeds from exercises of stock options.

Accounts receivable increased to $69.7 million at September 29, 2001 from $69.0 million at December 31, 2000.

Inventories increased to $25.9 million at September 29, 2001 from $24.9 million at December 31, 2000 primarily due to increases in work-in-progress in the Communications and Space Products segment.

The notes receivable of $3.4 million at September 29, 2001 (of which $0.3 million was in current assets) were comprised of the $1.1 million note related to the sale of property at Deer Park in June 2000 and $2.3 million in notes related to the sale of our former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

Financing Activities

As of September 29, 2001, the Company had outstanding $22.3 million of 7% Convertible Subordinated Debentures due 2011. Commencing in 1996 and until retirement of these debentures, the Company is making annual sinking fund payments of $1.8 million, which are due each December 15. As of September 29, 2001, the Company had $3.9 million of these debentures in treasury to be used to satisfy our annual sinking fund requirements.

As described above under "Merger with AIL Technologies, Inc.," as of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan, and the preferred shares issued by the Company and held by the EDO ESOT were converted into 1,067,281 shares of our common shares effective March 8, 2001. As of June 30, 2001, the merged ESOP restructured its direct loan from the Company to extend the maturity date to December 31, 2017. As a result of the conversion of the preferred shares, debt service on the ESOP will be funded through dividends paid by the Company on the Company's common shares and cash contributions from the Company. As part of this restructuring, the EDO ESOP loan obligation with a balance of $4.9 million was paid in full on July 30, 2001.

During the third quarter of 2000, the Company completed negotiations for a new $69 million long-term credit facility with a consortium of banks co-led by Mellon and EAB. The credit facility includes $19 million in five-year term debt, payable in quarterly installments of $950,000, and $50 million in revolving debt. Borrowings under the agreement bear interest based on LIBOR plus applicable margin of up to 2.00% depending on the consolidated leverage ratio as defined in the agreement. Borrowings are secured by our accounts receivable, inventories and property, plant and equipment. Proceeds from the term debt were used to repay existing term debt acquired in the EDO-AIL merger. The current portion of the term debt of $3.8 million at September 29, 2001 reflects the amounts due in the next twelve months. At September 29, 2001, the Company was in compliance with its debt covenants. At September 29, 2001, there were $6.0 million of borrowings under the revolving credit facility of $50.0 million and there were outstanding letters of credit of $20.8 million, leaving available borrowing capacity of $23.2 million.

In October 2001, the Company raised $82.5 million from the public offering of its common shares.

Capital expenditures in the first nine months of 2001 increased to $11.1 million from $2.3 million for the same period of 2000. The increase was due primarily to expenditures at our owned 726,000 square foot facility located in Deer Park, NY, in anticipation of its potential sale and leaseback.

The Company believes that it has adequate liquidity and sufficient capital to fund its currently anticipated requirements for working capital, capital expenditures, research and development expenditures and principal and interest payments.


Backlog

The backlog of unfilled orders at September 29, 2001, increased to $293.3 million from $265.5 million at September 30, 2000 and $252.9 million at December 31, 2000.

New Accounting Standards

Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards, or FASB, No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133." These statements require all derivatives to be recorded on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The effect of the adoption of these statements on the Company's financial position and results of operations was immaterial.


Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In addition, Statement 141 eliminates the pooling-of-interests method of accounting for business combinations.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in a decrease in amortization expense in 2002 of approximately $0.7 million. In addition, goodwill recorded as a result of any acquisitions completed subsequent to the issuance of Statement 142 during 2001 would not be amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the Company's earnings and financial position.


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

The statements in this quarterly report and in oral statements that may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements with the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchanges Act of 1934. Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include but are not limited to the following for each of the types of information noted below.


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



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits

           10(l) Stock Purchase Agreement dated as of October 9, 2001 by and between EDO Acquisition II, Inc. and Dynamic Stystems, Inc.

      (b)    Reports on Form 8(K)

              The Company did not file any reports on Form 8-K during the quarter ended September 29, 2001.

              The Company filed a current report on Form 8-K with a report date of October 9, 2001 to disclose under Item 5 the acquisition of Dynamic Systems, Inc.

              The Company furnished a current report on Form 8-K with a report date of October 22, 2001 to disclose under Item 9 the announcement of preliminary financial results for its quarter ended September 29, 2001.

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


Date: November 9, 2001