Form 10-K405
period 2001-12-31
EDO CORP
filed 2002-03-18
CIK 31617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                      COMMISSION FILE NUMBER 1-3985

                             ---------------------

                                EDO CORPORATION
             (Exact name of Registrant as specified in its charter)

                   NEW YORK                                      11-0707740
           (State of Incorporation)                  (IRS Employer Identification No.)

       60 EAST 42ND STREET, SUITE 5010,                            10165
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

                                 TELEPHONE NO.:
                                 (212) 716-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             --------------------                ------------------------------------------
     Common Shares par value $1 per share                 New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 2002...............................$526,479,940

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of March 8, 2002...........................19,627,675

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part I and Part
II. Item 9 in Part II and Part III are incorporated by reference from the Registrant's definitive proxy statement in connection with its 2002 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EDO CORPORATION

                               TABLE OF CONTENTS

PART I
          ITEM 1.    BUSINESS....................................................    1
                     DEFENSE.....................................................    1
                     Electronic Warfare..........................................    2
                     Aircraft Stores Suspension and Release Equipment............    2
                     Airborne Mine Countermeasures Systems.......................    2
                     Integrated Combat Systems...................................    3
                     Undersea Systems............................................    3
                     Technology Services.........................................    3
                     COMMUNICATIONS AND SPACE PRODUCTS...........................    4
                     Antenna Products............................................    4
                     Space Sensor and Communication Products.....................    4
                     Interference Cancellation...................................    5
                     ENGINEERED MATERIALS........................................    5
                     Electro-Ceramic Products....................................    5
                     Advanced Fiber Composite Structural Products................    5
                     DISCONTINUED OPERATIONS.....................................    6
                     RESEARCH AND DEVELOPMENT....................................    6
                     MARKETING AND INTERNATIONAL SALES...........................    6
                     BACKLOG.....................................................    7
                     GOVERNMENT CONTRACTS........................................    7
                     COMPETITION AND OTHER FACTORS...............................    7
                     ENVIRONMENTAL...............................................    8
                     EMPLOYEES...................................................    8
                     EXECUTIVE OFFICERS..........................................    8
          ITEM 2.    PROPERTIES..................................................    8
          ITEM 3.    LEGAL PROCEEDINGS...........................................    9
          ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9
PART II
          ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................    9
          ITEM 6.    SELECTED FINANCIAL DATA.....................................    9
          ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................    9
          ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...    9
          ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   10
          ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................   10

PART III
          ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   10
          ITEM 11.   EXECUTIVE COMPENSATION......................................   10
          ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT..................................................   10
          ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   10
PART IV
          ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                     8-K.........................................................   10
                     (a) Financial Statements and Financial Statement Schedules
                     and Exhibits................................................   10
                          1. Financial Statements................................   10
                          2. Financial Statement Schedules.......................   11
                          3. Exhibits............................................   12
                     (b) Reports on Form 8-K.....................................   13
                     SIGNATURES..................................................   14

                                     PART I

ITEM 1.  BUSINESS

     In this Report, the term "Registrant" refers to EDO Corporation. The terms "EDO", "we", "us", "our" and "Company" as used in this Report, also refer to EDO Corporation and its subsidiaries, except where the context otherwise requires.

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     On April 28, 2000, we completed the merger of our wholly-owned subsidiary with AIL Technologies, Inc ("AIL"). In the transaction, each share of AIL common stock was exchanged for 1.3296 EDO common shares (equivalent to 6,553,194 EDO common shares valued at $39.4 million). In addition, AIL stockholders received a cash payment of $13.3 million. The merged company also assumed AIL debt of $29.7 million. AIL became our wholly-owned subsidiary effective upon the merger, and the transaction has been accounted for as a tax-free reorganization. In addition we have completed five other acquisitions since 1999.

     We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical, standard equipment on a wide range of military aircraft. We have three reporting segments, Defense, Communications and Space Products and Engineered Materials.

     Our Defense segment provides integrated defense systems and components including electronic warfare systems, subsystems and test equipment, aircraft stores suspension and release systems, airborne mine countermeasures systems, integrated combat systems, command, control and communications systems, undersea warfare sonar systems and technology services for military forces and governments worldwide. Our Communications and Space Products segment supplies antenna products, interference cancellation products and space sensor communication products for the remote sensing, communications and navigation industries and military markets. Our Engineered Materials segment supplies electro-ceramic products and advanced fiber composite and structural products for the communication, navigation, chemical, petrochemical, paper and oil industries for the commercial infrastructure and military markets.

     In October 2001, we acquired Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia. Dynamic Systems provides professional and information technology services primarily to the U.S. Department of Defense ("DoD") and other government agencies.

     We set forth certain business segment information on our continuing operations in Note 19 on pages 50 and 51 of our 2001 Annual Report which we incorporate by reference.

     A description of our principal products within the three segments is set forth below.

                                    DEFENSE

     Our Defense segment designs, develops and manufactures sophisticated electronic, mechanical, electro-mechanical, structural, pneumatic, hydrodynamic and aerodynamic systems for military use. Additionally, we provide logistics support for such products, including spare parts and repairs, hardware and software upgrades and modifications, training and technical services. The revenue from these support functions is a significant portion of our total sales.

     Our Defense segment, which accounted for 71% of consolidated net sales in 2001, 69% in 2000 and 68% in 1999, includes electronic warfare systems, aircraft stores suspension and release equipment, airborne mine countermeasures systems, integrated combat systems, command, control and communications systems, undersea warfare sonar systems and technology services.

ELECTRONIC WARFARE

     Our electronic warfare products include defensive electronic countermeasure systems for the U.S. Air Force and tactical support jamming exciter subsystems for the U.S. Navy. Electronic warfare products also include airborne, battle field and ground surveillance radars and monolithic microwave integrated circuit
(MMIC) receiver downconverters for the airborne and shipboard electronic support measures market.

     Our AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force B-1B bomber from radar guided and infrared guided missile threats. Designed in the early 1980's specifically for the B-1B aircraft, we delivered the AN/ALQ-161 system and spares to all 100 aircraft in the B-1B fleet. Currently we provide logistic support and capability upgrades to the AN/ALQ-161 systems, including software upgrades that have occurred every 12-24 months, as well as hardware improvements to address both situation awareness and jamming effectiveness. The B-1B aircraft currently is expected by the DoD to be in operation through 2040.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. We are currently under contract with the U.S. Navy to upgrade the Universal Exciter on the EA-6B aircraft. The Universal Exciter is the electronics unit in the AN/ALQ-99 support jamming subsystem that provides the specific electronic jamming technique waveforms and modulations that defeat enemy air defense systems. In the 1980s, we produced and delivered 579 Universal Exciters to the U.S. Navy. Under the current upgrade program, we retrofit these units with modifications that improve reliability and maintainability, extend frequency range and provide advanced jamming techniques. The period of performance of the production contract is through August 2003. The EA-6B aircraft currently is expected by the DoD to be in operation through 2015.

     Net sales of electronic warfare products represented 24% of consolidated net sales in 2001 and 23% in 2000.

AIRCRAFT STORES SUSPENSION AND RELEASE EQUIPMENT

     Over the last two decades, we have developed and manufactured bomb release units ("BRU") for the F-15 aircraft, ejection release units ("ERU") for the Tornado Multi-Role Combat Aircraft and jettison release mechanisms for the F-14 aircraft. In 2001:

     - we continued production of F-15 BRUs for the U.S. Air Force and international customers and provided spare parts support for Tornado ERUs.

     - we completed the customer sponsored development of the Advanced Medium Range Air to Air Missile launcher for the F-22 aircraft and we are now in initial production of this launcher.

     - we were awarded a contract by Lockheed Martin Aeronautics Company to develop and test a pneumatic suspension and release equipment system for the Joint Strike Fighter program.

     - we received a contract to initiate design of a demonstration carriage system from Lockheed Martin Missiles and Fire Control as part of the small diameter bomb development program.

     Net sales of aircraft stores suspension and release equipment represented 13% of consolidated net sales in 2001, 13% in 2000 and 21% in 1999.

AIRBORNE MINE COUNTERMEASURES SYSTEMS

     We believe we are the only manufacturer of airborne naval minesweeping equipment in the world. The principal system of this type used by the U.S. Navy, the MK-105 helicopter towed system, was designed and developed by us starting in 1957. In the early 1990s, we developed a significant upgrade under contract, followed by an initial production contract in 1996. We continue to provide spares and logistics support for these systems to the U.S. Navy and an international customer and we continue to function as the U.S. Navy maintenance depot for the MK-105 systems.

     In 1994, we began work under contract with the U.S. Navy to develop a lightweight helicopter towed mine sweeper for shallow water applications. We received a production contract for these systems in 1999 with delivery continuing through 2001. During 2001, we continued work under two U.S. Navy contracts which we received in 1998 and 1999 to enhance the acoustic influence of these minesweeping systems. In 2001, we submitted a proposal to the U.S. Navy for the next generation minesweeping system, Organic Airborne/ Surface Influence Sweep ("OASIS"), for which we expect a contract award early in 2002.

     Net sales of airborne mine countermeasures systems represented 8% of consolidated net sales in 2001, 11% in 2000 and 19% in 1999.

INTEGRATED COMBAT SYSTEMS

     We act as a systems integrator for naval C(4)I systems. In this role, we integrate all of a ship's sensor systems, including radar, sonar, communications and Identification Friend or Foe, to provide situational awareness in a common data and display format for a ship's commander. Integration contracts typically provide for the development of integration software that allows the various subsystems to intercommunicate and produce common information displays. In 1998, we began integration of a combat system for the upgrade of a major class of ship for an international customer. The integrated system includes radars, sonars, internal and external communications and navigation subsystems, fire control subsystems, helicopter control subsystems, display equipment and integration software to produce common tactical displays. This program is expected to be completed in 2003.

     Command, control and communications systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 2001, work continued on NATO Ship-Shore-Ship Buffer systems deliverable to several international customers.

UNDERSEA SYSTEMS

     We have been a supplier of undersea systems including sonar sensors, underwater communication systems, and depth sounding and speed measuring equipment for over 40 years. During 2001, work continued on a contract for an international customer to deliver a major upgrade to the EDO Model 610E sonar system. Deliveries under this contract are expected to continue into 2003. In addition to the upgrade, we delivered a new Model 610E sonar system for a new class of ship in construction by the same international customer. We continue to provide logistics, maintenance and training support services for EDO sonar systems installed in former U.S. Navy FF-1052 class ships now in service in several international navies. In 2000, we were awarded a major contract from a new international customer to deliver the recently developed EDO Model 980 sonar system for installation in a new class of naval ship under construction by the customer. Development and delivery of the systems will extend into 2006. Additionally, in 2000, we received a contract from the Naval Undersea Warfare Center to develop and produce a new depth sounding system, AN/BQN-17, for U.S. Navy attack submarines. Deliveries of thirty AN/BQN-17 units will continue into 2002.

     Net sales of undersea systems represented 3% of consolidated net sales in 2001, 4% in 2000 and 10% in 1999.

TECHNOLOGY SERVICES

     We are a supplier of technology services consisting of information technology, engineering, analytical, operation and program management services along with electronic warfare test and evaluation equipment to the U.S. defense and Federal services and information technology markets.

     In 2000, we were awarded follow-on orders for core services contracts in this business area that include: the U.S. Marine Corps Warfighting Lab, the Naval Surface Fire Support directorate of Naval Sea systems Command, the Strategic Sourcing initiatives of the Navy's Ashore Readiness, and the Acquisition Center for Excellence of the Acquisition Reform Office in the Office of the Assistant Secretary of the Navy for Research, Development and Acquisition.

     In 2001, we continued to perform services under contracts for design, planning, execution, analysis and reporting for the AN/ALQ-161A preprocessor flight software for Warner Robins Air Logistics Center; navy threat validation support for China Lake Naval Air Warfare Center; and technical and engineering support to various Boeing Satellite Systems programs.

     In 2001, we also continued work on several software engineering and development contracts to provide state-of-the-art, web-enabled, data management software systems to the U.S. Air Force and Navy.

     We designed and produced a line of electronic test equipment for electronic warfare testing, data acquisition, and radar simulation. In 2001, we continued to receive orders for our Field Test Simulator product from the U.S. Air Force.

     In 2001, we acquired Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, which also provides professional and information technology services primarily to U.S. Navy and other U.S. government agencies.

     Net sales of technology services represented 16% of consolidated net sales in 2001, 13% in 2000 and 9% in 1999.

                       COMMUNICATIONS AND SPACE PRODUCTS

     Our Communications and Space Products segment, which accounted for 15% of consolidated net sales in 2001 and 14% in 2000, includes antenna products, space sensor and communication products and interference cancellation products.

ANTENNA PRODUCTS

     We design and produce antenna systems for a wide variety of military and commercial applications including communications, electronic warfare, navigation, radar and wireless Local Area Networks, or LANs. Our antenna business is approximately 55% military and 45% commercial. Our military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, UAVs, satellites, aircraft carriers and other surface ships, submarines, and ground vehicles. Our commercial antennas are used on commercial airliners as well as general aviation aircraft.

     We have a broad customer and product base in this business. In 2001, we sold more than 80,000 antennas of 200 different types to more than 350 different original equipment manufacturers and after-market customers. A large portion of our revenue results from spare part sales and repair services for an installed base of antennas in excess of 500,000 units.

     In 2001, we made substantial progress toward developing new antenna products via both internally funded and customer sponsored research and development. During this period, we entered into major contracts for development of low observable, anti-jam global positioning satellite ("GPS") and extremely wide bandwidth electronic warfare and communication antennas.

SPACE SENSOR AND COMMUNICATION PRODUCTS

     We manufacture a wide array of products for space payloads that meet the high reliability standards required by the industry, including components, subassemblies and major subsystems that are sold directly to the government for military and civil systems, or to prime contractors for both government and commercial applications. Our sensors and subsystems include larger subsystems, up to full satellite payloads, for remote sensing instruments employing microwave measurements of the earth and its atmosphere, and classified government programs. Our commercial communication products include a line of OC-192 compatible microwave devices for the ultra long-haul fiber optic market. Our space products include numerous high-performance microwave subsystems for both civil and commercial communication satellite systems, including the Fixed Satellite Service market. We also participate in multiple aspects of the overall NASA communications network linking the space shuttle and geo-synchronous and low earth orbit satellites with ground stations.

INTERFERENCE CANCELLATION

     We produce interference cancellation systems for a variety of applications, including the U.S. Navy's special operations aircraft, ERGM missile, and SATCOM satellite receivers. Our Trailblazer Inter Server Correlation Systems are used in wireless telecommunications repeater systems.

                              ENGINEERED MATERIALS

     Our Engineered Materials segment, which accounted for 14% of consolidated net sales in 2001, 17% in 2000 and 32% in 1999, includes electro-ceramic products and advanced fiber composite structural products.

ELECTRO-CERAMIC PRODUCTS

     Piezoelectric ceramic elements convert acoustic energy to electrical energy and vice versa, and form the basis of many defense and commercial products ranging from military sonars to ink jet printers. We are one of North America's leading manufacturers of piezoelectric ceramic components for defense applications and we also provide material and related transducers to several commercial markets. While more than 50% of our piezoelectric ceramic sales are for defense applications, we are increasing our efforts to expand our industrial business, while maintaining our position in the defense market.

     Our business is vertically integrated with in-house manufacturing and development of piezoelectric, dielectric and ferrite ceramic materials, coupled with state-of-practice mixed analog and digital electronics and software engineering. We believe this combination of engineered active materials and electronics capabilities makes us competitive in several niche markets.

     Examples of our products include underwater acoustic transducers for use in all areas of undersea warfare, piezoelectric shapes for a variety of industries, as well as microwave ceramics for the wireless communication industry.

     Work continued in 2001 on a contract awarded from the U.S. Navy in 1999 for development and production of a new underwater communications transducer, called the TR232. Deliveries under this contract are expected to extend into 2004. Additionally, we were awarded a contract by the U.S. Navy for initial production of hydrophone stave assemblies used in the Wide Aperture Array sonar systems installed in Los Angeles and Seawolf class attack submarines. Initial deliveries under this contract commenced in 2001.

     Net sales of electro-ceramic products represented 8% of consolidated net sales in 2001, 9% in 2000 and 16% in 1999.

ADVANCED FIBER COMPOSITE STRUCTURAL PRODUCTS

     Our fiber-reinforced advanced structural product capabilities include design, development, qualification, production and after-market support of advanced composite structures. Our primary focus includes commercial and military aviation, defense systems and offshore oil-drilling markets. We remain the exclusive supplier of vacuum waste tanks for all of Boeing's commercial aircraft. In 2001, we signed a five-year contract with Boeing, which extends production and delivery requirements until 2007.

     Early in 2001, we signed a long-term contract with Thales Air Defense to develop, qualify and produce VT-1 launch canisters in support of current NATO requirements. In the third quarter of 2001, we completed the fabrication and installation of topside piping systems for one Caribbean and three new Gulf of Mexico deep-water platforms. Also in the third quarter of 2001, we received an order from another major oil company to provide an updated design and delivery of a full-scale composite buoyancy module.

     Net sales of advanced fiber composite structural products represented 6% of consolidated net sales in 2001, 8% in 2000 and 16% in 1999.

                            DISCONTINUED OPERATIONS

     In January 2000, we sold our satellite orientation sensor products business, Barnes Engineering Company. See Note 3 on pages 42 and 43 of our 2001 Annual Report, which we incorporate by reference.

                            RESEARCH AND DEVELOPMENT

     Research and development, performed both under development contracts with customers and at our expense, is an important element to the success of our business. Our research and development efforts involve about 135 employees in the fields of communications and space, antennas, electronic warfare, combat systems, and acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering. Research and development programs are intended to develop new products and assess their market potential, and to extend the capability of existing products.

     Customer-sponsored research and development programs are principally related to military programs. Major customer-sponsored research and development programs include: improvements to the MK-105 mine countermeasures system; development of OASIS; development of new aircraft weapons carriage technology; development in combat systems integration including command and control software development; development of a new shallow-water sonar; development of low observable anti-jam GPS antennas; and development of new underwater communications transducer products.

     Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors.

     Principal current company-funded research and development includes: image and signal processing and other improvements for combat systems; improvements to minesweeping technology; new techniques for aircraft weapons carriage systems; application of composites for structural uses; development of communication equipment, including fiber optic equipment; electronic countermeasures and advanced GPS antennas; improvements to sonar systems, including processing and detection enhancements; improvements for noise reduction and interference cancellation; modifications to our base of combat systems software products to allow seamless migration of these products to the latest generation of computer hardware architectures; development of new piezoelectric and composite materials; and development of new capabilities for our Field Test Simulator product to increase the functionality and flexibility of operation.

     The following table sets forth research and development expenditures for the years presented.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Customer-sponsored......................................  $35,700   $38,400   $18,900
Company-funded..........................................    8,700     5,400     2,700
                                                          -------   -------   -------
          Total.........................................  $44,400   $43,800   $21,600
                                                          =======   =======   =======

                       MARKETING AND INTERNATIONAL SALES

     Sales of our defense products to both the U.S. and foreign governments are usually made under negotiated long-term contracts or subcontracts covering one or more years of production. We believe that our long history of association with our military customers is an important factor in our overall business, and that the experience gained through this history has enhanced our ability to anticipate our customers' needs. Our approach to our defense business is to anticipate specific customer needs and to develop systems to meet those needs either at our own expense or pursuant to research and development contracts. Many of our employees, including our Chief Executive Officer and our Vice President -- Washington Operations, are actively involved in the marketing of our defense products in the U.S. and abroad. We also have about 40 international sales representatives concentrating on the marketing of our defense products in foreign countries.

     We sell defense products as a prime contractor and through subcontracts with other prime contractors. In addition to defense sales to the U.S. DoD, we also sell defense equipment to the U.S. Government on behalf of foreign governments under the Foreign Military Sales program and, subject to approval by the U.S. Department of State, directly to foreign governments.

     Commercial products are sold in industrial and commercial markets. In foreign markets, piezoelectrics, antennas and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold directly and through sales representatives.

     It is generally our policy to denominate all foreign contracts in U.S. dollars and seek not to incur significant costs in connection with long-term foreign contracts until we have received advance payments or letters of credit on amounts due under the contracts.

     Export sales comprised 15% of consolidated net sales in 2001, 18% in 2000 and 34% in 1999.

                                    BACKLOG

     We define backlog as the value of contract awards and orders received from customers, which have not been recognized as sales. Backlog does not include contract awards received from the U.S. Government for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts. As of December 31, 2001 our total backlog was about $294.8 million as compared with $252.9 million as of December 31, 2000. Approximately 66% of the total backlog at December 31, 2001 is scheduled for delivery in 2002.

                              GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 69% of our 2001 consolidated net sales compared with 63% in 2000 and 48% in 1999, and consisted primarily of sales to the DoD. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

     Our defense business can be and has been significantly affected by changes in national defense policy and spending. Our U.S. Government contracts and subcontracts and certain foreign government contracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and committed along with associated profit at the time of termination.

     Our contracts with the U.S. DoD consist of fixed-price contracts, cost-reimbursable contracts and incentive contracts of both types. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require us to perform specified work in return for reimbursement of costs (to the extent allowable under U.S. government regulations) and a specified fee. In general, while the risk of loss is greater under fixed-price contracts than under cost-reimbursable contracts, the potential for profit under such contracts is greater than under cost-reimbursable contracts. Under both fixed-price incentive contracts and cost-reimbursable incentive contracts, an incentive adjustment is made in our fee based on attainment of performance, scheduling, cost, quality or other goals. The distribution of our government contracts among the categories of contracts referred to above varies from time to time.

                         COMPETITION AND OTHER FACTORS

     Some of our products are sold in markets containing a number of competitors substantially larger than us and with greater financial resources. Direct sales of military products to the U.S. Government and foreign governments are based principally on product performance, cost and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.

     We purchase some materials and components used in our systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless a long-term sales contract with one of our customers requires them to be. We believe that most of the items we purchase are obtainable from a variety of suppliers. We normally seek to have alternative sources for major items, although we are sometimes dependent on a single supplier or a few suppliers for some items.

     It is difficult to state precisely our market position in all of our product lines because information as to the volume of sales of similar products by our competitors is not generally available and the relevant markets are often not precisely defined. However, we believe that we are a significant factor in the markets for stores release mechanisms for military aircraft, military sonar systems, military data links, helicopter-towed mine countermeasures systems, piezoelectric ceramics, electronic countermeasures systems and antennas.

     Although we own a significant number of patents and have filed applications for additional patents, we do not believe that our businesses depend heavily upon our patents. In addition, most of our U.S. Government contracts license us to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for us to prevent the use by other companies of our patents in most domestic defense work.

                                 ENVIRONMENTAL

     Refer to Note 18 on page 50 of our 2001 Annual Report to Shareholders, which is incorporated by reference, for information regarding the cost of compliance with environmental regulations.

                                   EMPLOYEES

     As of December 31, 2001, we employed 1,603 persons.

                               EXECUTIVE OFFICERS

NAME                                           AGE     POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                           ---     --------------------------------------------
James M. Smith...............................  60    President and Chief Executive Officer since
                                                     2000. Previously, he was President and CEO of
                                                     AIL Systems, Inc. Director since 1999
Patricia D. Comiskey.........................  51    Vice President-Human Resources and Assistant
                                                     Secretary since 2001. Previously she was
                                                     Assistant Secretary of AIL Systems since 1997.
William J. Frost.............................  60    Vice President-Administration since 1994,
                                                     Secretary since 2001, prior to which he was
                                                     Assistant Secretary since 1995.
Harvey N. Kreisberg..........................  65    Vice President-Corporate Development since 2001.
Darrell L. Reed..............................  57    Vice President-Finance, Treasurer, Assistant
                                                     Secretary and Chief Financial Officer since 2000
                                                     prior to which he was Vice President and CFO of
                                                     AIL Systems, Inc. since 1995.

     Each executive officer is elected by the board of directors and holds office until the first meeting of the board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with our By-Laws. Additionally, the Chief Executive Officer, as provided in our By-Laws, appoints other officers as required. These other officers are not considered as executive officers.

ITEM 2.  PROPERTIES

     All of our facilities except for the Deer Park, NY facility are leased. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. We believe that, with respect to leases which expire during 2002 and 2003, we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 17 on page 50 of our 2001 Annual Report, which is incorporated by reference.

     Set forth below is a listing of our principal plants and other materially important physical properties.

                                                                                    APPROXIMATE
                                                                                     FLOOR AREA
                                                                   LOCATION         (IN SQ. FT.)
                                                             --------------------   ------------
Antenna Products and Technology and Defense Programs and
  Technologies.............................................  Deer Park, NY            726,000
Electro-Ceramic Products...................................  Salt Lake City, UT       117,000
Fiber Science..............................................  Salt Lake City, UT       105,000
Marine & Aircraft Systems..................................  North Amityville, NY      92,000
American Nucleonics Corporation............................  Westlake Village, CA      40,000
Combat Systems.............................................  Chesapeake, VA            40,000
Technical Services Operations..............................  Lancaster, CA             33,000
Specialty Plastics.........................................  Baton Rouge, LA           29,000
Dynamic Systems............................................  Alexandria, VA            24,000
M. Technologies............................................  Huntingdon, PA            14,000
Technology Services & Analysis.............................  Falls Church, VA          13,000

     We are currently marketing our Deer Park, NY facility as a sale and partial lease back. Upon successful completion of this effort, we will occupy approximately 370,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" on page 32 and "Dividends" on page 33, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 36 and 37 and Note 9 on pages 43 and 44 of the Company's 2001 Annual Report to Shareholders which is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information responsive to this item is set forth under the heading "Selected Financial Data" on pages 25 and 26 of the Company's 2001 Annual Report to Shareholders which is incorporated by reference.

ITEMS 7 AND 7A

     The information called for by Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 27 through 33 of the Company's 2001 Annual Report to Shareholders which is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the Independent Auditors' Reports thereon and the unaudited "Quarterly Financial Information" are set forth on pages 34 through 53 of the Company's 2001 Annual Report to Shareholders which is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The information responsive to this item is incorporated herein by reference from the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders.

                                    PART III

ITEMS 10, 11, 12 AND 13

     The information called for by Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from our definitive proxy statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP

     Report of KPMG LLP

     The foregoing items appear on pages 34 through 52 of the Company's 2001 Annual Report to Shareholders and are incorporated by reference.

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO   CHARGED TO       NET       BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER      WRITE-OFFS/     END OF
DESCRIPTION                                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                              ------------   ----------   ----------   -----------   ----------
                                                                  (IN THOUSANDS)
Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts........      $981          220           63(a)       (371)         $893

Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts........      $232          287          600(b)       (138)         $981
Valuation allowance on net deferred tax
  assets...............................      $976           --           --          (976)         $ --

Deducted from asset accounts:
Year ended December 31, 1999:
Allowance for doubtful accounts........      $321           --           --           (89)         $232
Valuation allowance on net deferred tax
  assets...............................      $976           --           --            --          $976

---------------
(a) Amount acquired as a result of purchase of Dynamic Systems, Inc. on October 9, 2001.

(b) Amount acquired as a result of purchase of AIL Technologies, Inc. on April 28, 2000.

                               ERNST & YOUNG LLP

     We have audited the consolidated financial statements of EDO Corporation and subsidiaries as of December 31, 2001 and 2000, and for the years then ended, and have issued our report thereon dated February 15, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a) of this Annual Report (Form 10-K). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 15, 2002

                                    KPMG LLP

     Under date of February 15, 2000, we reported on the consolidated statements of earnings, shareholders' equity and cash flows of EDO Corporation and subsidiaries (the Company) for the year ended December 31, 1999 as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in item 14(a)2 for the year ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Melville, New York
February 15, 2000

3.  EXHIBITS.

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

        2(d) Stock Purchase Agreement dated as of October 9, 2001, by EDO Acquisition II, Inc. and the former stockholders of Dynamic Systems, Inc., with a list of the schedules and exhibits.
        3(a) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and
           July 22, 1988 (incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1994), as further amended by amendment thereto dated July 29, 1998.
           Incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
        3(b) By-Laws of the Company as amended through June 27, 2000. Incorporated by reference to Exhibit 3(ii) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
       10(a) Credit Agreement, dated as of August 24, 2000, by and among EDO Corporation and AIL Systems Inc. with
           European American Bank and Mellon Bank, NA, et. al. Incorporated by reference to Exhibit 4(a) to the
           Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
       10(b) EDO Corporation 1996 Long-Term Incentive Plan. Incorporated by reference to Exhibit 10(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
       10(c) Executive Life Insurance Plan Agreements, as amended through January 23, 1990, between the Company and 28 employees and retirees. Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1994.
       10(d) Form of Directors' and Officers' Indemnification Agreements between EDO Corporation and 14 current Company directors and officers. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996.
       10(e) Consent Decree, entered on November 25, 1992, amongst the United States, EDO Corporation, Plessey, Inc.,
           Vernitron Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's
           Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
       10(f) EDO Corporation 1997 Non-Employee Director Stock Option Plan. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement dated March 21, 1997.
       10(g) EDO Corporation Compensation Plan for Directors. Incorporated by reference to Exhibit 10(g) to the
           Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
       10(h) Second Amended and Restated Employment Agreement, dated as of January 2, 2000, by and among AIL Systems,
           Inc., EDO and James M. Smith. Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1999.
       10(i) Supplemental Executive Retirement Plan, dated July 1, 2001
       13  Pages 25 through 53 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001.
       21  List of Subsidiaries.
       23(a) Consent of Ernst & Young LLP
       23(b) Consent of KPMG LLP
       24  Powers of Attorney used in connection with the execution of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     No reports on Form 8-K were required to be filed during the three months ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its chief financial and accounting officer, thereunto duly authorized.

                                               EDO CORPORATION (Registrant)

                                                          By: /s/ DARRELL L. REED
                                               ---------------------------------------------
Dated: March 18, 2002                          Darrell L. Reed
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 18, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

            SIGNATURE                           TITLE
            ---------                           -----

       /s/ DARRELL L. REED           Vice President -- Finance,
---------------------------------    Treasurer, Chief Financial
            (Darrell L. Reed)        Officer, and Principal
                                     Financial and Accounting
                                     Officer

James M. Smith                       President, Chief Executive
                                     Officer, Director and
                                     Principal
                                     Executive Officer

Robert E. Allen                      Director

Robert Alvine                        Director                        By:     /s/ DARRELL L. REED
                                                                             ---------------------------------

Neil A. Armstrong                    Director                                Darrell L. Reed

George M. Ball                       Director                                Attorney-in-Fact

Robert M. Hanisee                    Director

Michael J. Hegarty                   Director

Ronald L. Leach                      Director

James M. Smith                       Director

George A. Strutz, Jr.                Director