Form 10-Q
period 2002-03-30
EDO CORP
filed 2002-05-10
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          March 30, 2002

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

                                                        Yes   X     No
                                                            -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at March 30, 2002
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 19,632,925

                                 EDO CORPORATION

                                      INDEX

                                                                        Page No.
Face Sheet                                                                     1

Index                                                                          2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets -
                     March 30, 2002 and
                     December 31, 2001                                         3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     March 30, 2002 and
                     March 31, 2001                                            4



                  Consolidated Statements of Cash Flows -
                     Three Months Ended
                     March 30, 2002 and
                     March 31, 2001                                            5


                  Notes to Consolidated Financial Statements                6-10


  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                         11-15


Part II           Other Information

  Item 4.         Submission of Matters to a Vote of                          15
                     Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                            15


Signature                                                                     16


Exhibit Index                                                                 17

                                                                     Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                        March 30, 2002     Dec. 31, 2001
Assets                                                    (unaudited)
Current assets:
  Cash and cash equivalents                               $  49,260          $  57,841
  Marketable securities                                         191                190
  Accounts receivable, less allowances                       85,498             83,407
  Inventories                                                25,782             22,937
  Deferred income tax asset, net                              3,018              3,018
  Prepayments and other                                       3,854              2,346
                                                          ---------          ---------
     Total current assets                                   167,603            169,739
Property, plant and equipment, net                           60,757             62,255
Notes receivable                                              2,822              2,910
Cost in excess of fair value of net
 assets acquired                                             22,874             22,874
Deferred income tax asset, net                                2,553              2,553
Other assets                                                 24,317             25,299
                                                          ---------          ---------
                                                          $ 280,926          $ 285,630
                                                          =========          =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities                $  42,981          $  47,397
  Contract advances and deposits                             11,812             16,702
  Current portion of note payable                               463                463
                                                          ---------          ---------
     Total current liabilities                               55,256             64,562

Postretirement benefits obligations                          45,306             44,675
Environmental obligation                                      1,910              1,895

Shareholders' equity:
Common shares, par value $1 per share, authorized
 25,000,000 shares, issued 19,790,477 in 2002
 and 2001                                                    19,790             19,790
Additional paid-in capital                                  144,577            143,747
Retained earnings                                            50,046             47,744
Accumulated other comprehensive loss,
 net of income tax benefit                                  (13,385)           (13,385)
                                                          ---------          ---------
                                                            201,028            197,896
Less: Treasury shares at cost
       (157,552 shares in 2002 and
        182,459 shares in 2001)                              (2,125)            (2,461)
      Unearned ESOP shares                                  (19,480)           (19,792)
      Deferred compensation under
        Long-Term Incentive Plan                               (274)              (300)
      Management group receivable                              (695)              (845)
                                                          ---------          ---------
      Total shareholders' equity                            178,454            174,498
                                                          ---------          ---------
                                                          $ 280,926          $ 285,630
                                                          =========          =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                   For the three months ended
                                                March 30, 2002    March 31, 2001
                                                           (unaudited)
Continuing Operations:
Net sales                                          $ 66,909          $ 60,151

Costs and expenses
  Cost of sales                                      50,707            44,910
  Selling, general and administrative                 9,722             7,808
  Research and development                            1,765             1,792
  Merger-related costs                                   --               546
                                                   --------          --------
                                                     62,194            55,056
                                                   --------          --------
Operating earnings                                    4,715             5,095

Non-operating income (expense)
  Interest income                                       208               319
  Interest expense                                      (46)             (893)
  Other, net                                             53               137
                                                   --------          --------
                                                        215              (437)
                                                   --------          --------
Earnings before income taxes                          4,930             4,658
Income tax expense                                   (2,120)           (1,815)
                                                   --------          --------
Net earnings                                          2,810             2,843

Dividends on preferred shares                            --              (194)
                                                   --------          --------
Net earnings available for common shares           $  2,810          $  2,649
                                                   ========          ========
Earnings per common share:
  Basic                                            $   0.17          $   0.23

  Diluted                                          $   0.16          $   0.22

Weighted average common shares outstanding:
  Basic                                              16,974            11,439
                                                   ========          ========
  Diluted                                            17,300            12,213
                                                   ========          ========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                              For the three months ended
                                                           March 30, 2002    March 31, 2001
                                                                      (unaudited)
Operating activities:
  Earnings from continuing operations                         $  2,810          $  2,843
  Adjustments to earnings from continuing
   operations to arrive at cash (used)
   provided by continuing operations:
    Depreciation                                                 2,448             2,441
    Amortization                                                    49               324
    Gain on repurchase of debentures                                --              (158)
    Gain on sale of property, plant and equipment                   --               (26)
    Gain on sale of marketable securities                           --               (12)
    Deferred compensation expense                                   26                60
    Non-cash ESOP compensation expense                           1,105               878
    Dividends on unallocated ESOP shares                            80                --
    Common shares issued for directors' fees                        62                52
    Income tax benefit from stock options                          162                86
    Real estate tax assessment adjustment                           --             7,846
    Changes in:
    Accounts receivable                                         (2,091)           (2,986)
    Inventories                                                 (2,845)           (2,756)
    Prepayments and other assets                                  (575)           (2,954)
    Accounts payable and accrued liabilities                    (3,770)            4,366
    Contract advances and deposits                              (4,890)           (6,580)
                                                              --------          --------
Cash (used) provided by continuing operations                   (7,429)            3,424

Investing activities:
  Payments received on notes receivable                             88                86
  Purchase of plant and equipment                                 (950)           (1,514)
  Proceeds from sale of property, plant and equipment               --                84
  Purchase of marketable securities                                 (1)              (44)
  Sale or redemption of marketable securities                       --             4,161
                                                              --------          --------
Cash (used) provided by investing activities                      (863)            2,773

Financing activities:
  Proceeds from exercise of stock options                          150               482
  Proceeds from management receivables                             150               289
  Repayments of long-term debt                                      --              (950)
  Repurchase of debentures                                          --            (3,062)
  Purchase of treasury shares                                       --              (260)
  Payment of common share cash dividends                          (589)             (442)
  Payment of preferred share cash dividends                         --              (194)
                                                              --------          --------
Cash used by financing activities                                 (289)           (4,137)

Net (decrease) increase in cash and cash equivalents            (8,581)            2,060

Cash and cash equivalents at beginning of year                  57,841             2,208
                                                              --------          --------
Cash and cash equivalents at end of period                    $ 49,260          $  4,268
                                                              ========          ========
Supplemental disclosures:
 Cash paid for: Interest                                      $      0          $    365
                Income taxes                                     5,074               938

See accompanying Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements


Unaudited Consolidated Financial Statements

  The accompanying unaudited, consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. They should be read in conjunction with the consolidated financial statements of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2001 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 18, 2002.

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

Acquisitions

In October 2001, we acquired Dynamic Systems, Inc., a privately held company based in Alexandria, Virginia for $13.9 million in cash, including transaction costs. Dynamic Systems, Inc., became part of our Defense segment and provides professional and information technology services primarily to the U.S. Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of services we offer to both existing and new customers. The acquisition has been accounted for as a purchase and is included in our results of operations from its acquisition date. The results of operations for the periods presented are not materially affected by the timing of this acquisition.

On April 28, 2000, our wholly-owned subsidiary merged with AIL Technologies Inc.
(AIL). This merger (the "EDO-AIL merger"), was accounted for as a purchase and is included in our results of operations from that date. Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding shares of common stock and preferred stock of AIL were exchanged for 6,553,194 newly-issued EDO common shares valued at $39.4 million and cash payments aggregating $13.3 million. The merged company also assumed AIL debt of $29.7 million. Of the newly-issued shares, 5.3 million were held in trust by AIL's Employee Stock Ownership Plan, referred to as the AIL ESOP. As of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan. As of March 8, 2001, the existing preferred shares in the EDO ESOP were converted into approximately 1.1 million common shares. In our public offering completed October 30, 2001, the ESOP sold 1,458,900 shares reducing its ownership of EDO to about 22% of outstanding common shares as of March 30, 2002.

In March 2002, we made an offer to purchase substantially all of the assets of a privately-held defense electronics company (the "Target") for $70.0 million and the assumption of certain current liabilities incurred in the ordinary course of business. We believe that for the most recent twelve-month period the Target had revenue of approximately $80 million. The Target is currently operating under protection of Chapter 11 of the U.S. Bankruptcy Code, and our offer contemplates that the purchase of the assets would be accomplished pursuant to Section 363 of the Bankruptcy Code. Assuming any agreement were to be reached on a transaction between us and the Target, such agreement would be subject to Bankruptcy Court approval.

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 was adopted by the Company effective January 1, 2002, however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of Statement 141. Accordingly, the goodwill acquired in connection with the purchase of Dynamic Systems, Inc., in October 2001 was not amortized. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a review for potential impairment, while the second step measures the amount of the impairment.

The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Net earnings for the three months ended March 31, 2001 included approximately $0.2 million of goodwill amortization expense. Excluding this amount would have resulted in net earnings per common share and diluted net earnings per common share of $0.25 and $0.23, respectively, for the three months ended March 31, 2001.

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company adopted FAS 144 as of January 1, 2002. The effect of the adoption of this Statement was not material to the Company's operating results or financial position.

Inventories

  Inventories are summarized by major classification as follows:

                                              March 30, 2002       Dec. 31, 2001
                                                        (in thousands)
  Raw materials and supplies                      $ 4,197             $ 6,539
  Work-in-process                                  20,953              14,680
  Finished goods                                      632               1,718
                                                  -------             -------
                                                  $25,782             $22,937
                                                  =======             =======

Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share.

                                                          Three months ended
                                                     March 30,         March 31,
                                                        2002              2001
                                                           (in thousands)
Numerator:
 Earnings from continuing
  operations available for
  common shares for basic calculation                 $ 2,810           $ 2,649
 Effect of dilutive securities:
  Convertible preferred shares                             --                19
                                                      -------           -------
Numerator for diluted
  calculation                                         $ 2,810           $ 2,668
                                                      =======           =======

Denominator:
 Denominator for basic calculation                     16,974            11,439
 Effect of dilutive securities:
  Stock options                                           326               152
  Convertible preferred shares                             --               622
                                                      -------           -------
Denominator for diluted
  calculation                                          17,300            12,213
                                                      =======           =======




Employee Stock Ownership Plan and Trust

At the end of 2000, the Company sponsored two Employee Stock Ownership Plans, the existing EDO Employee Stock Ownership Plan ("EDO ESOP"); and the AIL Employee Stock Ownership Plan ("AIL ESOP") that was acquired in connection with the EDO-AIL merger. These two plans were merged into a single plan effective as of January 1, 2001 ("merged ESOP"), and the existing preferred shares in the former EDO ESOP were converted into 1,067,281 common shares on March 8, 2001. The merged ESOP provides retirement benefits to substantially all employees.

As of June 30, 2001, the merged ESOP restructured its indirect loan from the Company to extend the maturity date to December 31, 2017. As part of this restructuring, the EDO ESOP bank loan obligation was paid in full on July 30, 2001.

The merged ESOP is being accounted for under SOP 93-6. Accordingly, unallocated shares of common stock held by the merged ESOP are not considered outstanding for the purposes of computing earnings per share. The cost basis of the unearned/unallocated shares is initially recorded as a reduction in shareholders' equity. As quarterly payments are made under the indirect loan, unallocated common shares in the merged ESOP are committed-to-be-released. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released. The difference between the market value and the cost basis of the shares is recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

Comprehensive Income

As of March 30, 2002, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents additional minimum liabilities on benefit plans. Comprehensive income for the three-month period ended March 30, 2002 was $2,810,000. Comprehensive income for the three-month period ended March 31, 2001 was $2,986,000.

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

The Defense segment provides integrated systems and components including electronic warfare systems, subsystems and test equipment, aircraft stores suspension and release systems, airborne mine countermeasures systems, integrated combat systems, undersea warfare sonar systems, operational, technical and information technology services for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products, interference cancellation products and space sensor communications products for the remote sensing, communication, and navigation industries. The Engineered Materials segment supplies electro-ceramic products and advanced fiber composite structural products for the communication, navigation, chemical, petrochemical, paper and oil industries for the commercial infrastructure and military markets.

                                                         Three months ended
                                                      March 30,         March 31
                                                        2002              2001
Net sales from continuing operations:
Defense                                               $49,230           $42,593
Communications and Space Products                       8,917             8,604
Engineered Materials                                    8,762             8,954
                                                      -------           -------
                                                      $66,909           $60,151
                                                      =======           =======

                                                          Three months ended
                                                     March 30,          March 31
                                                       2002               2001
Operating earnings (loss) from
  continuing operations:
Defense                                              $ 5,992            $ 5,124
Communications and Space Products                     (1,824)              (893)
Engineered Materials                                     547                864
                                                     -------            -------
                                                       4,715              5,095
Net interest income (expense)                            162               (574)
Other, net                                                53                137
                                                     -------            -------
Earnings before
  income taxes                                       $ 4,930            $ 4,658
                                                     =======            =======



In 2001, merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                                              Three months ended
                                                                March 31, 2001
Defense                                                              $372
Communications and Space Products                                      86
Engineered Materials                                                   88
                                                                     ----
Total                                                                $546
                                                                     ====




Subsequent Event

In April 2002, we completed our offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007. We received $133.7 million, net of commissions paid. Interest payments on these notes are due April 15 and October 15 of each year, commencing on October 15, 2002. The notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of March 30, 2002.

Three Months Ended March 30, 2002 compared with the Three Months Ended March 31, 2001

Net sales from continuing operations for the three months ended March 30, 2002 increased to $66.9 million from $60.2 million for the three months ended March 31, 2001. This increase comprised sales growth of $6.6 million in the Defense segment and $0.3 million in the Communications and Space Products segment, partially offset by a decrease of $0.2 million in the Engineered Materials segment. In the Defense segment there were increases in sales of electronic warfare systems, sonar systems, and technology services. The latter increase was attributable in part to the acquisition of Dynamic Systems, Inc. in October 2001. These increases were partially offset by decreases in sales of mine countermeasures systems. In the Communications and Space Products segment, increases in sales of antenna products and interference cancellation products were partially offset by lower sales of space sensor communication products. In the Engineered Materials segment, there were increases in sales of electro-ceramic products, partially offset by lower sales of advanced fiber composite structural products.

Operating earnings from continuing operations for the three months ended March 30, 2002 decreased to $4.7 million or 7.0% of net sales from $5.6 million (before considering one-time EDO-AIL merger-related costs of $0.5 million) or 9.4% of net sales for the three months ended March 31, 2001. The decrease in operating earnings is attributable to losses in the Communications and Space Products segment. The losses primarily relate to a $1.5 million charge taken in the three months ended March 30, 2002 to provide for manufacturing inefficiencies resulting from lowered production levels of Ku-Band down converters. The lowered production levels are due to one of our primary customers lowering its forecast of the quantity of Ku-Band down converters it was to purchase from us in 2002. In addition, the Company recorded pension expense of $1.0 million in the three months ended March 30, 2002 compared to pension income of $0.7 million in the three months ended March 31, 2001. Pension expense/income is allocated between cost of sales and selling, general and administrative expense. For the three months ended March 30, 2002, net earnings from continuing operations available for common shares increased to $2.8 million or $0.16 per diluted common share on 17.3 million diluted shares from $2.6 million or $0.22 per diluted common share on 12.2 million diluted shares for the three months ended March 31, 2001.

Selling, general and administrative expenses for the three months ended March 30, 2002 increased to $9.7 million or 14.5% of net sales from $7.8 million or 13.0% of net sales for the three months ended March 31, 2001. This increase is partially attributable to the aforementioned change in pension expense versus pension income.

Interest expense for the three months ended March 30, 2002 decreased to $0.1 million from $0.9 million for the three months ended March 31, 2001 due to the absence of borrowings and subordinated debentures which were paid/redeemed in 2001.

Income tax expense for the three months ended March 30, 2002 reflects our estimated effective rate of 43% for the year ending December 31, 2002. This compares to an income tax expense at an effective rate of 39% for the three months ended March 31, 2001. This increase in the effective rate is primarily attributable to the non-deductible portion of the non-cash ESOP compensation expense, which is based on the market value of common shares committed-to-be-released.

Company-sponsored research and development expenditures of $1.8 million in the three months ended March 30, 2002 are the same level as expenditures in the three months ended March 31, 2001.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities decreased to $49.5 million at March 30, 2002 from $58.0 million at December 31, 2001. This decrease was due to $7.4 million of cash used by continuing operations, $0.9 million for purchases of capital equipment, and $0.6 million for payment of common dividends.

Accounts receivable increased to $85.5 million at March 30, 2002 from $83.4 million at December 31, 2001.

Inventories increased to $25.8 million at March 30, 2002 from $22.9 million at December 31, 2001 primarily attributable to increases in work-in-progress.

The notes receivable of $3.2 million at March 30, 2002 (of which $0.4 million is in current assets) are comprised of a note related to the sale of property at Deer Park in June 2000, which had a balance at March 30, 2002 of $1.1 million, and $2.1 million in notes related to the sale of the Company's former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The latter notes receivable are secured by a mortgage on the facility.

Contract advances decreased to $11.8 million at March 30, 2002 from $16.7 million at December 31, 2001 reflecting the use of these advances for costs incurred on foreign contracts.

We have a $69.0 million long-term credit facility with a consortium of banks co-led by Mellon Bank and Citibank. The credit facility includes $19.0 million in five-year term debt and $50.0 million in revolving debt. At March 30, 2002 there were no borrowings under the revolving credit facility of $50.0 million, but there were outstanding letters of credit of $19.3 million, leaving available borrowing capacity of $30.7 million. At March 30, 2002, the Company was in compliance with its debt covenants.

In April 2002, we completed our offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007. We received $133.7 million, net of commissions paid. Interest payments on these notes are due April 15 and October 15 of each year, commencing on October 15, 2002. The notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events.

Capital expenditures for the three months ended March 30, 2002 decreased to $0.9 million from $1.5 million for the three months ended March 31, 2001.

We conduct a significant amount of our business with the United States Government. Although there are currently no indications of a significant change in the status of government funding of certain programs, should this occur, our results of operations, financial position and liquidity could be materially affected. Such a change could have a significant impact on our profitability and our stock price. This could affect our ability to acquire additional funds from our revolving credit facility due to covenant restrictions or from other sources.

We believe that we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, research and development expenditures and principal and interest payments. We focused on positioning ourselves during 2001 to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit agreement; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

We have commitments under a note payable and facility and equipment operating leases that will be funded from operating sources. We also have commitments under letters of credit ($19.3 million at March 30, 2002) and advance payment and performance bonds ($15.9 million at March 30, 2002) related primarily to foreign contracts. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts.

The backlog of unfilled orders at March 30, 2002 decreased to $285.7 million from $294.8 million at December 31, 2001.

Critical Accounting Policies

Revenue Recognition

We record revenues and profits on substantially all of our contracts using percentage of completion methods of accounting. As a result, revisions made to our estimates of total costs to complete our contracts are recorded in the period in which the conditions that dictate such revisions become known and can be estimated. We believe that our profits are fairly stated. Revisions to estimates do occur and at times are material to our results of operations and financial position.

Inventory

We manufacture certain products prior to receiving firm contracts in anticipation of future demand. These products often relate to a specific technology or application and may not have alternative uses. We believe that sufficient markets exist and that these products will ultimately be sold.

New Accounting Standards

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 was adopted by the Company effective January 1, 2002, however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of Statement 141. Accordingly, the goodwill acquired in connection with the purchase of Dynamic Systems, Inc., in October 2001 was not amortized. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a review for potential impairment, while the second step measures the amount of the impairment.

The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company adopted FAS 144 as of January 1, 2002. The effect of the adoption of this Statement was not material to the Company's operating results or financial position.

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

Achievement of margins on sales, earnings and cash flow can be affected by; unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of sales; underestimation of anticipated costs on specific programs; the ability to effect acquisitions; and risks inherent in integrating recent acquisitions into the Company's overall structure. Expectations of future Federal income tax rates can be affected by a variety of factors, including amounts of profits relating to foreign sales.

The Company has no obligation to update any forward-looking statements.




                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

             None

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          The Exhibits to this report are listed in the Exhibit Index appearing on page 17 hereof.

      (b) Reports on Form 8-K

          On March 20, 2002, the Corporation filed a Current Report on Form 8-K, dated March 11, 2002, disclosing its offer to purchase the assets of a defense electronics company.

          On April 5, 2002, the Corporation filed a Current Report on Form 8-K, dated March 21, 2002, announcing the pricing and completion of the sale of Convertible Subordinated Notes.

          On April 16, 2002, the Corporation filed a Current Report on Form 8-K, dated April 15, 2002, providing an update to comments made earlier this year about its Communications and Space Products Segment.

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





Date: May 10, 2002

                                  Exhibit Index



        Exhibit              Description
        -------              -----------
          4(a)               Indenture, dated as of April 2, 2002, by and
                             between EDO Corporation and HSBC Bank, USA, as
                             trustee.

          4(b)               Registration Rights Agreement, dated as of April 2,
                             2002, by and among EDO Corporation and Salomon
                             Smith Barney, Inc., SG Cowen Securities Corporation and Robertson Stephens, Inc., as representatives of the initial purchasers.