Form 10-Q
period 2002-06-29
EDO CORP
filed 2002-08-09
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2002

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
                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at June 29, 2002
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 19,681,150

                                EDO CORPORATION

                                     INDEX



                                                                    Page No.
Face Sheet                                                              1

Index                                                                   2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -                        3
                     June 29, 2002 and
                     December 31, 2001


                  Consolidated Statements of Earnings -                 4
                     Three Months Ended
                     June 29, 2002 and
                     June 30, 2001


                  Consolidated Statement of Earnings                    5
                      Six Months Ended
                      June 29, 2002 and
                      June 30, 2001


                  Consolidated Statements of Cash Flows  -              6
                     Six Months Ended
                     June 29, 2002 and
                     June 30, 2001


                  Notes to Consolidated Financial Statements         7-11


  Item 2.         Management's Discussion and Analysis              12-17
                     of Financial Condition and Results
                     of Operations

  Item 3.         Quantitative and Qualitative Disclosure              17
                     About Market Risk

Part II           Other Information

  Item 4.         Submission of Matters to a Vote of                   17
                     Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                     18


Signature                                                              19

Exhibit Index                                                          20

                                                                          Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                       June 29, 2002      Dec. 31, 2001
                                                        (unaudited)
Assets
Current assets:
  Cash and cash equivalents                              $ 178,020         $  57,841
  Marketable securities                                        192               190
  Accounts receivable, less allowances                      89,321            83,407
  Inventories                                               22,685            22,937
  Deferred income tax asset, net                             3,018             3,018
  Prepayments and other                                      2,710             2,346
                                                         ---------         ---------
     Total current assets                                  295,946           169,739
Property, plant and equipment, net                          59,745            62,255
Notes receivable                                             2,809             2,910
Cost in excess of fair value of net
 assets acquired                                            20,601            22,874
Deferred income tax asset, net                               3,343             2,553
Other assets                                                33,272            25,299
                                                         ---------         ---------
                                                         $ 415,716         $ 285,630
                                                         =========         =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable and accrued liabilities               $  41,688         $  47,397
  Contract advances and deposits                             9,394            16,702
  Current portion of note payable                              463               463
                                                         ---------         ---------
     Total current liabilities                              51,545            64,562

Long-term debt                                             137,800                --
Postretirement benefits obligations                         45,057            44,675
Environmental obligation                                     1,888             1,895

Shareholders' equity:
Common shares, par value $1 per share, authorized
 50,000,000 shares, issued 19,790,477 in 2002
 and 2001                                                   19,790            19,790
Additional paid-in capital                                 145,763           143,747
Retained earnings                                           49,245            47,744
Accumulated other comprehensive loss,
 net of income tax benefit                                 (13,385)          (13,385)
                                                         ---------         ---------
                                                           201,413           197,896
Less: Treasury shares at cost
       (109,327 shares in 2002 and
        182,459 shares in 2001)                             (1,531)           (2,461)
      Unearned ESOP shares                                 (19,167)          (19,792)
      Deferred compensation under
        Long-Term Incentive Plan                              (696)             (300)
      Management group receivable                             (593)             (845)
                                                         ---------         ---------
      Total shareholders' equity                           179,426           174,498
                                                         ---------         ---------
                                                         $ 415,716         $ 285,630
                                                         =========         =========

See accompanying Notes to Consolidated Financial Statements.

                                                                          Page 4
                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)


                                                For the three months ended
                                              June 29, 2002       June 30, 2001
                                                        (unaudited)
Net sales                                          $ 73,719         $ 66,776

Costs and expenses
  Cost of sales                                      56,139           49,858
  Selling, general and administrative                 8,619            8,477
  Research and development                            2,096            2,190
  Merger-related costs                                   --              772
                                                   --------         --------
                                                     66,854           61,297
                                                   --------         --------
Operating earnings                                    6,865            5,479

Non-operating income (expense)
  Interest income                                       564              268
  Interest expense                                   (2,079)            (734)
  Other, net                                            (47)              62
                                                   --------         --------
                                                     (1,562)            (404)
                                                   --------         --------
Earnings before income taxes                          5,303            5,075
Income tax expense                                   (2,229)          (1,980)
                                                   --------         --------
Net earnings available for common shares              3,074            3,095
                                                   ========         ========

Earnings per common share:

   Basic                                           $   0.18         $   0.25
                                                   ========         ========
   Diluted                                         $   0.18         $   0.24
                                                   ========         ========


Pro forma amounts assuming retroactive
 effect of change in accounting principle:
    Net earnings                                         --         $  3,229
    Basic net earnings per common share                  --         $   0.26
    Diluted net earnings per common share                --         $   0.25



Weighted average common shares outstanding:

  Basic                                              17,057           12,370
                                                   ========         ========
  Diluted                                            17,386           13,824
                                                   ========         ========


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                    For the six months ended
                                                  June 29, 2002    June 30, 2001
                                                             (unaudited)

Net sales                                            $ 140,628         $ 126,927

Costs and expenses
  Cost of sales                                        106,846            94,768
  Selling, general and administrative                   18,341            16,285
  Research and development                               3,861             3,982
  Merger-related costs                                      --             1,318
                                                     ---------         ---------
                                                       129,048           116,353
                                                     ---------         ---------
Operating earnings                                      11,580            10,574

Non-operating income (expense)
  Interest income                                          772               587
  Interest expense                                      (2,125)           (1,627)
  Other, net                                                 6               199
                                                     ---------         ---------
                                                        (1,347)             (841)
                                                     ---------         ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle                                  10,233             9,733
Income tax expense                                      (4,349)           (3,795)
                                                     ---------         ---------
Net earnings before cumulative effect
  of change in accounting principle                      5,884             5,938
Cumulative effect of change in accounting
  principle, net of tax                                 (3,363)               --
Dividends on preferred shares                               --              (194)
                                                     ---------         ---------
Net earnings available for common shares             $   2,521         $   5,744
                                                     =========         =========
Earnings (loss) per common share:
  Basic:
    Net earnings before cumulative effect
      of change in accounting principle              $    0.35         $    0.48
    Cumulative effect of change in
      accounting principle, net of tax                   (0.20)               --
                                                     ---------         ---------
    Net earnings                                     $    0.15         $    0.48
                                                     =========         =========
  Diluted:
    Net earnings before cumulative effect
      of change in accounting principle              $    0.34         $    0.46
    Cumulative effect of change in
      accounting principle, net of tax                   (0.19)               --
                                                     ---------         ---------
    Net earnings                                     $    0.15         $    0.46
                                                     =========         =========

Pro forma amounts assuming retroactive effect
  of change in accounting principle:
    Net earnings                                            --         $   6,055
    Basic net earnings per common share                     --         $    0.51
    Diluted net earnings per common share                   --         $    0.49


Weighted average common shares outstanding:
  Basic                                                 17,015            11,905
                                                     =========         =========
  Diluted                                               17,343            12,433
                                                     =========         =========

See accompanying Notes to Consolidated Financial Statements.

                                                                          Page 6
                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                          For the six months ended
                                                       June 29, 2002     June 30, 2001
                                                                 (unaudited)
 Operating activities:
  Net earnings                                          $   2,521         $   5,938
  Adjustments to earnings from operations
   to arrive at cash (used) provided
   by operations:
    Depreciation                                            4,750             4,876
    Amortization                                              120               556
    Bad debt expense                                           --                18
    Gain on repurchase of debentures                           --              (171)
    Loss (gain) on sale of property, plant and
     equipment                                                  6               (56)
    Gain on sale of marketable securities                      --               (81)
    Deferred compensation expense                              85               121
    ESOP compensation expense                               2,315             1,115
    Non-cash compensation expense                              --               278
    Dividends on unallocated ESOP shares                      159                --
    Common shares issued for directors' fees                   96                87
    Income tax benefit from stock options                     413               799
    Real estate tax assessment adjustment                      --             7,846
    Cumulative effect of change in
     accounting principle                                   3,363                --
    Changes in:
    Accounts receivable                                    (5,914)           (6,114)
    Inventories                                               252            (1,704)
    Prepayments and other assets                           (3,412)           (1,892)
    Accounts payable and accrued liabilities               (5,463)             (421)
    Contract advances and deposits                         (7,308)          (11,035)
                                                        ---------         ---------
Cash (used) provided by operations                         (8,017)              160

Investing activities:
  Deposit for acquisition of Condor Systems, Inc           (7,000)               --
  Payments received on notes receivable                       174               173
  Purchase of plant and equipment                          (2,247)           (6,797)
  Proceeds from sale of plant and equipment                     1               226
  Purchase of marketable securities                            (2)              (56)
  Sale or redemption of marketable securities                  --            14,454
                                                        ---------         ---------
Cash (used) provided by investing activities               (9,074)            8,000

Financing activities:
  Proceeds from exercise of stock options                     397             1,584
  Proceeds from management group receivables                  252               376
  Issuance of convertible subordinated notes              137,800                --
  Repayments of long-term debt                                 --            (1,900)
  Repurchase of debentures                                     --            (3,184)
  Purchase of treasury shares                                  --            (1,021)
  Payment of common share cash dividends                   (1,179)             (887)
  Payment of preferred share cash dividends                    --              (194)
                                                        ---------         ---------
Cash provided (used) by financing activities              137,270            (5,226)

Net increase in cash and cash equivalents                 120,179             2,934
Cash and cash equivalents at beginning of year             57,841             2,208
                                                        ---------         ---------
Cash and cash equivalents at end of period              $ 178,020         $   5,142
                                                        =========         =========

Supplemental disclosures:
 Cash paid for: Interest                                $      --         $   1,431
                Income taxes                            $   7,830         $   4,770

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

Acquisitions

In October 2001, the Company acquired all of the outstanding stock of Dynamic Systems, Inc., a privately held company based in Alexandria, Virginia, for $13.7 million in cash, including transaction costs, resulting in goodwill of $12.2 million. Dynamic Systems, Inc., became part of our Defense segment and provides professional and information technology services primarily to the U.S. Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of services the Company offers to both existing and new customers. The acquisition has been accounted for as a purchase and is included in the Company's results of operations from its acquisition date. The results of operations for the periods presented are not materially affected by the timing of this acquisition.

On July 26, 2002, the Company acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor")for $61.9 million in cash and the assumption of certain current liabilities incurred in the ordinary course of business. For the most recent twelve-month period Condor had revenue of approximately $78 million. Condor had been operating under protection of Chapter 11 of the U.S. Bankruptcy Code. The acquisition is expected to expand the Company's electronic warfare business in the areas of intelligence, reconnaissance and surveillance systems. The acquisition will be accounted for as a purchase, and, accordingly, will be included in the Company's results of operations as of the acquisition date. The transaction will result in goodwill and other intangible assets of approximately $35 million.

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 was adopted by the Company effective January 1, 2002; however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of Statement 141. Accordingly, the goodwill acquired in connection with the purchase of Dynamic Systems, Inc., in October 2001 was not amortized.

The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002 using the two-step process prescribed in Statement 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million, net of tax, charge occurred in the Engineered Materials segment and is comprised of $2.2 million of impaired goodwill related to the acquisition of Specialty Plastics, $1.9 million of impaired value of a trademark related to Specialty Plastics, $0.1 million of goodwill related to the acquisition of Zenix, offset by a tax benefit of $0.8 million.

The changes in the carrying amount of goodwill for the six months ended June 29, 2002 are as follows:

                                        (dollars in thousands)
                                     Defense     Engineered Materials
                                     Segment         Segment           Total
Balance as of January 1, 2002        $ 20,601        $  2,273         $ 22,874
Impairment loss                            --          (2,273)          (2,273)
                                     --------        --------         --------
Balance as of June 29, 2002          $ 20,601              --         $ 20,601
                                     ========        ========         ========

The goodwill impairment loss is comprised of $95,000 related to the acquisition of Zenix in December 1998 and $2,178,000 related to the acquisition of Specialty Plastics also in December 1998. In the case of Zenix, the trend in sales and earnings performance has been lower than expected resulting in the impairment of the entire goodwill carrying value. In the case of Specialty Plastics, the fair value of this reporting unit was estimated using a discounted cash flow analysis, also resulting in an impairment loss of the entire goodwill carrying value, and a trademark of $1,880,000 was also written off and included in the cumulative effect of the change in accounting principle.

Summarized below are intangible assets subject to amortization:

                                                    (dollars in thousands)
                                                    June 29,     December 31,
                                                      2002          2001
Capitalized non-compete agreements related
 to the acquisition of Dynamic Systems, Inc.:
        Gross carrying amount                        $ 200         $ 200
        Accumulated amortization                       (50)           --
                                                     -----         -----
        Net                                          $ 150         $ 200
                                                     =====         =====

The non-compete agreements are being amortized on a straight-line basis over a two-year period. The amortization expense for the six months ended June 29, 2002 amounted to $50,000.

Since the total trademark carrying amount of $1.9 million was written off in the three months ended June 29, 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets not subject to amortization as of June 29, 2002.

Net earnings for the three-and six-months ended June 30, 2001 included amortization expense of approximately $0.2 million and $0.4 million, respectively. Excluding these amounts would have resulted in net earnings per common share and diluted net earnings per common share of $0.26 and $0.25, respectively, for the three months ended June 30, 2001 and $0.51 and $0.49, respectively for the six months ended June 30, 2001.

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

Inventories

Inventories are summarized by major classification as follows:

                               June 29, 2002  Dec. 31, 2001
                                      (in thousands)
Raw materials and supplies        $ 4,402        $ 6,539
Work-in-process                    17,621         14,680
Finished goods                        662          1,718
                                  -------        -------
                                  $22,685        $22,937
                                  =======        =======

Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share.

                                              Three months ended            Six months ended
                                            June 29,      June 30,       June 29,      June 30,
                                               2002          2001           2002           2001
                                                 (in thousands)                 (in thousands)
Numerator:
 Earnings available for common shares
  for basic calculation                      $ 3,074        $ 3,095        $ 2,521        $ 5,744
 Effect of dilutive securities:
  Convertible preferred shares                    --             --             --              9
  Convertible subordinated debentures             --            274             --             --
                                             -------        -------        -------        -------
Numerator for diluted
  calculation                                $ 3,074        $ 3,369        $ 2,521        $ 5,753
                                             =======        =======        =======        =======


Denominator:
 Denominator for basic calculation            17,057         12,370         17,015         11,905
 Effect of dilutive securities:
  Stock options                                  329            287            328            219
  Convertible preferred shares                    --             --             --            309
  Convertible subordinated debentures             --          1,167             --             --
                                             -------        -------        -------        -------
Denominator for diluted
  calculation                                 17,386         13,824         17,343         12,433
                                             =======        =======        =======        =======



Convertible Subordinated Notes

In April 2002, the Company completed its offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007 and received $133.7 million, net of commissions paid. Interest payments on these notes are due April 15 and October 15 of each year, commencing on October 15, 2002. The notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into the Company's common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events.

Comprehensive Income

As of June 29, 2002, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents additional minimum liabilities on benefit plans. Comprehensive income for the three-and six-month periods ended June 29, 2002 was $3,074,000 and $2,521,000. Comprehensive income for the three-and six-month periods ended June 30, 2001 was $3,044,000 and $6,030,000.

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

The Defense segment provides integrated systems and components including electronic warfare systems, subsystems and test equipment, aircraft stores suspension and release systems, airborne mine countermeasures systems, integrated combat systems, undersea warfare sonar systems, operational, technical and information technology services for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products, interference cancellation products and space sensor communications products for the remote sensing, communication, and navigation industries. The Engineered Materials segment supplies electro-ceramic products and advanced fiber composite structural products for the communication, navigation, chemical, petrochemical, paper and oil industries, and for the commercial infrastructure and military markets.

                                             Three months ended                  Six months ended
                                          June 29,         June 30,           June 29,         June 30,
                                            2002             2001               2002             2001
Net sales:
Defense                                  $  54,129         $  46,593         $ 103,359         $  89,186
Communications and Space Products           10,199            11,039            19,116            19,643
Engineered Materials                         9,391             9,144            18,153            18,098
                                         ---------         ---------         ---------         ---------
                                         $  73,719         $  66,776         $ 140,628         $ 126,927
                                         =========         =========         =========         =========

Operating earnings (loss):
Defense                                  $   6,474         $   4,330         $  12,466         $   9,454
Communications and Space Products             (209)              355            (2,033)             (538)
Engineered Materials                           600               794             1,147             1,658
                                         ---------         ---------         ---------         ---------
                                             6,865             5,479            11,580            10,574
Net interest expense                        (1,515)             (466)           (1,353)           (1,040)
Other, net                                     (47)               62                 6               199
                                         ---------         ---------         ---------         ---------
Earnings before income taxes             $   5,303         $   5,075         $  10,233         $   9,733
                                         =========         =========         =========         =========


In 2001, merger-related costs attributable to the EDO-AIL Merger are included in the segments as follows:

                                      Three months ended     Six months ended
                                        June 30, 2001         June 30, 2001
Defense                                  $  565                 $  937
Communications and Space Products            98                    184
Engineered Materials                        109                    197
                                         ------                 ------
Total                                    $  772                 $1,318
                                         ======                 ======

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of June 29, 2002.

Three Months Ended June 29, 2002 compared with the Three Months Ended June 30, 2001

Net sales for the three months ended June 29, 2002 increased to $73.7 million from $66.8 million for the three months ended June 30, 2001. This increase comprised sales growth of $7.5 million in the Defense segment and $0.2 million in the Engineered Materials segment, partially offset by a decrease of $0.8 million in the Communications and Space Products segment. In the Defense segment there were increases in sales of aircraft stores suspension and release equipment, electronic warfare systems, sonar systems, and technology services. The increase in technology services was attributable in part to the acquisition of Dynamic Systems, Inc., in October 2001. These increases were partially offset by decreases in sales of airborne mine countermeasures systems. In the Communications and Space Products segment, increases in sales of antenna products were offset by lower sales of space sensor communication products and interference cancellation products. In the Engineered Materials segment, there were increases in sales of electro-ceramic products and advanced fiber composite structural products.

Operating earnings for the three months ended June 29, 2002 increased to $6.9 million or 9.3% of net sales from $6.3 million (before considering one-time EDO-AIL merger-related costs of $0.8 million) or 9.4% of net sales for the three months ended June 30, 2001. The increase in operating earnings is attributable to the aforementioned increases in sales, partially offset by the recording of pension expense of $1.0 million in the three months ended June 29, 2002 compared to pension income of $0.7 million in the three months ended June 30, 2001. In addition, compensation expense related to the Company's Employee Stock Ownership Plan ("ESOP") increased to $1.2 million in the three months ended June 29, 2002 compared to $0.2 million in the three months ended June 30, 2001. Pension and ESOP compensation expense/income are allocated between cost of sales and selling, general and administrative expense.

For the three months ended June 29, 2002, net earnings available for common shares were $3.1 million or $0.18 per diluted common share on 17.4 million diluted shares compared to $3.1 million or $0.24 per diluted common share on
13.8 million diluted shares for the three months ended June 30, 2001. Net earnings were impacted by interest expense incurred on the newly-issued subordinated notes, as discussed below.

Selling, general and administrative expenses for the three months ended June 29, 2002 increased to $8.6 million or 11.7% of net sales from $8.5 million or 12.7% of net sales for the three months ended June 30, 2001. This increase is partially attributable to the aforementioned change in pension expense versus pension income and the increase in ESOP compensation expense, partially offset by reduced expenses at the Company's Deer Park facility.

Interest expense for the three months ended June 29, 2002 increased to $2.1 million from $0.7 million for the three months ended June 30, 2001 due to the issuance of $137.8 million of 5.25% Convertible Subordinated Notes on April 2, 2002. Interest payments are due April 15 and October 15 of each year, commencing on October 15, 2002. Interest expense also includes amortization of debt issuance costs related to the Convertible Subordinated Notes.

Income tax expense for the three months ended June 29, 2002 reflects our estimated effective rate of 43% for the year ending December 31, 2002. This compares to an income tax expense at an effective rate of 39% for the three months ended June 30, 2001. This increase in the effective rate is primarily attributable to the non-deductible portion of the non-cash ESOP compensation expense, which is based on the market value of common shares committed-to-be-released.

Company-sponsored research and development expenditures of $2.1 million in the three months ended June 29, 2002 decreased slightly from $2.2 million in the three months ended June 30, 2001.

Six Months Ended June 29, 2002 compared with the Six Months Ended June 30, 2001

Net sales for the six months ended June 29, 2002 increased to $140.6 million from $126.9 million for the six months ended June 30, 2001. This increase comprised sales growth of $14.2 million in the Defense segment, partially offset by a decrease of $0.5 million in the Communications and Space Products segment. In the Defense segment there were increases in sales of electronic warfare systems, sonar systems, and technology services. The latter increase was attributable in part to the acquisition of Dynamic Systems, Inc. in October 2001. In the Communications and Space Products segment, lower sales of space sensor communication products and interference cancellation products were partially offset by increases in sales of antenna products.

Operating earnings for the six months ended June 29, 2002 decreased to $11.6 million or 8.2% of net sales from $11.9 million (before considering one-time EDO-AIL merger-related costs of $1.3 million) or 9.4% of net sales for the six months ended June 30, 2001. The decrease in operating earnings is attributable to losses in the Communications and Space Products segment. The losses primarily relate to a $1.5 million charge taken in the three months ended March 30, 2002 to provide for manufacturing inefficiencies resulting from lowered production levels of Ku-Band down converters. The lowered production levels are due to one of our primary customers lowering its forecast of the quantity of Ku-Band down converters it was to purchase from us in 2002. In addition, the Company recorded pension expense of $2.0 million and ESOP compensation expense of $2.3 million in the six months ended June 29, 2002 compared to pension income of $1.3 million and ESOP compensation expense of $1.1 million in the six months ended June 30, 2001. Pension and ESOP compensation expense/income are allocated between cost of sales and selling, general and administrative expense.

For the six months ended June 29, 2002, net earnings available for common shares before the cumulative effect of a change in accounting principle were $5.9 million or $0.34 per diluted common share on 17.3 million diluted shares compared to $5.7 million or $0.46 per diluted common share on 12.4 million diluted shares for the six months ended June 30, 2001. Net earnings were impacted by interest expense incurred on the newly-issued subordinated notes, as discussed below.

Selling, general and administrative expenses for the six months ended June 29, 2002 increased to $18.3 million or 13.0% of net sales from $16.3 million or 12.8% of net sales for the six months ended June 30, 2001. This increase is principally attributable to the aforementioned change in pension expense versus pension income and the increase in ESOP compensation expense.

Interest expense for the six months ended June 29, 2002 increased to $2.1 million from $1.6 million for the six months ended June 30, 2001. Interest expense for the six months ended June 29, 2002 reflects accruals for interest on the 5.25% Convertible Subordinated Notes issued in April 2002 and the amortization of the related debt issuance costs. Interest expense for the six months ended June 30, 2001 consists primarily of interest on the 7% Convertible Subordinated Debentures, which were converted into common shares in the fourth quarter of 2001.

Income tax expense for the six months ended June 29, 2002 reflects our estimated effective rate of 43% for the year ending December 31, 2002. This compares to an income tax expense at an effective rate of 39% for the six months ended June 30, 2001. This increase in the effective rate is primarily attributable to the non-deductible portion of the non-cash ESOP compensation expense, which is based on the market value of common shares committed-to-be-released.

Company-sponsored research and development expenditures of $3.9 million in the six months ended June 29, 2002 are about the same level as expenditures in the six months ended June 30, 2001.

In the six months ended June 29, 2002 a $3.4 million cumulative effect of a change in accounting principle charge was recorded and is shown net of a tax benefit of $0.8 million on the income statement. This charge pertains to the impairment of goodwill and a trademark resulting from impairment tests performed in the second quarter of 2002, as required under Statement of Financial Accounting Standard No. 142. The impairment occurred in the Engineered Materials segment and is comprised of the following: $2.2 million of goodwill related to the acquisition of Specialty Plastics, $1.9 million related to the trademark at Specialty Plastics, and $0.1 million of goodwill related to the acquisition of Zenix.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities increased to $178.2 million at June 29, 2002 from $58.0 million at December 31, 2001. This increase was due to the issuance of $137.8 million of convertible subordinated notes, less commissions, resulting in $133.7 of net proceeds, offset by $8.0 million of cash used by operations(attributable to payments of income taxes accrued at December 31, 2001, $4.1 million of commissions paid on the subordinated notes offering which were capitalized in other assets, and lower accounts payable due to timing), $7.0 million paid as a deposit for the acquisition of Condor Systems, Inc., $2.2 million for purchases of capital equipment, and $1.2 million for payment of common dividends.

Accounts receivable increased to $89.3 million at June 29, 2002 from $83.4 million at December 31, 2001.

Inventories decreased to $22.7 million at June 29, 2002 from $22.9 million at December 31, 2001.

The notes receivable of $3.1 million at June 29, 2002 (of which $0.3 million is in current assets) are comprised of a note related to the sale of property at Deer Park in June 2000, which had a balance at June 29, 2002 of $1.1 million, and $2.0 million in notes related to the sale of the Company's former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The latter notes receivable are secured by a mortgage on the facility.

Contract advances decreased to $9.4 million at June 29, 2002 from $16.7 million at December 31, 2001 reflecting the use of these advances for costs incurred on foreign contracts. In prior years, we were awarded several large foreign contracts and received the associated advances. This year, as we continue to perform the work and recognize revenues under those contracts, the related advances are reduced.

We have a $69.0 million long-term credit facility with a consortium of banks co-led by Mellon Bank and Citibank. The credit facility includes $19.0 million in five-year term debt, which was paid in full in the fourth quarter of 2001, and $50.0 million in revolving debt. At June 29, 2002 there were no borrowings under the revolving credit facility of $50.0 million, but there were outstanding letters of credit of $21.7 million, leaving available borrowing capacity of $28.3 million. At June 29, 2002, the Company was in compliance with its debt covenants.

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

Capital expenditures for the six months ended June 29, 2002 decreased to $2.2 million from $6.8 million for the six months ended June 30, 2001.

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

We believe that we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, research and development expenditures and principal and interest payments. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit agreement; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

We have commitments under a note payable and facility and equipment operating leases that will be funded from operating sources. We also have commitments under letters of credit ($21.7 million at June 29, 2002) and advance payment and performance bonds ($15.9 million at June 29, 2002) related primarily to foreign contracts. As a result of the acquisition of Condor in July 2002, we assumed $28.3 million of letters of credit associated with foreign contracts. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The backlog of unfilled orders at June 29, 2002 increased to $305.9 million from $294.8 million at December 31, 2001.

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

New Accounting Standards

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Statement 142 was adopted by the Company effective January 1, 2002; however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of Statement 141. Accordingly, the goodwill acquired in connection with the purchase of Dynamic Systems, Inc., in October 2001 was not amortized.

The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002 using the two-step process prescribed in Statement 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million net of tax charge is comprised of $2.2 million of impaired goodwill related to the acquisition of Specialty Plastics, $1.9 million of impaired value of a trademark, $0.1 million of goodwill related to the acquisition of Zenix, net of a tax benefit of $0.8 million. On an annual basis, Specialty Plastics, a commercial business, has sales of about $6 million.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The information called for by this item is provided under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on May 7, 2002, the following actions were taken:

         (a) Messrs. Robert M. Hanisee, Ronald L. Leach, and George A. Strutz, Jr. were elected as directors, each receiving at least 13,259,944 votes.

         (b) The EDO Corporation 2002 Long-Term Incentive Plan was approved: there were 11,425,760 votes cast in favor, 1,780,387 votes cast against, and 178,123 abstentions.

         (c) The EDO Corporation 2002 Non-Employee Director Stock Option Plan was approved: there were 12,228,474 votes cast in favor, 970,122 votes cast against, and 185,674 abstentions.

         (d) The amendment to the certificate of incorporation to increase the number of authorized common shares from 25,000,000 to 50,000,000 was approved: there were 12,436,165 votes cast in favor, 905,810 votes cast against, and 42,296 abstentions.

         (e) The appointment of Ernst & Young LLP as independent auditors for the Company for the year 2002 was ratified: there were 12,922,742 votes cast in favor, 433,620 votes cast against, and 27,910 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits
               The Exhibits to this Report are listed in the Exhibit Index appearing on page 20 hereof.

      (b)    Reports on Form 8-K

             On May 28, 2002, the Corporation filed a Current Report on Form 8-K, dated May 28, 2002, to announce its agreement to purchase the assets of Condor Systems, Inc.

             On June 26, 2002, the Corporation filed a Current Report on Form 8-K, dated June 25, 2002, announcing that the U.S. Bankruptcy Court had approved the sale of the assets of Condor Systems, Inc. to a wholly-owned subsidiary of the Corporation.

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

Date: August 9, 2002

                                  Exhibit Index

Exhibit                                 Description
-------                                 -----------
99.1                                Certification of Principal Executive Officer
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002

99.2                                Certification of Principal Financial Officer
                                    Pursuant to 18 U.S.C. Section 1350, as
                                    Adopted Pursuant to Section 906 of the
                                    Sarbanes-Oxley Act of 2002