Form 10-Q
period 2002-09-28
EDO CORP
filed 2002-11-12
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2002

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

                                                        Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


              Class                            Outstanding at September 28, 2002
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 19,684,164

                                 EDO CORPORATION

                                      INDEX

                                                                      Page No.

Face Sheet                                                              1

Index                                                                   2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     September 28, 2002 and
                     December 31, 2001                                  3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     September 28, 2002 and
                     September 29, 2001                                 4


                  Consolidated Statements of Earnings -
                      Nine Months Ended
                      September 28, 2002 and
                      September 29, 2001                                5


                  Consolidated Statements of Cash Flows  -
                     Nine Months Ended
                     September 28, 2002 and
                     September 29, 2001                                 6


                  Notes to Consolidated Financial Statements           7-12


  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                    12-18

  Item 3.         Quantitative and Qualitative Disclosure
                     About Market Risk                                  18

  Item 4.         Controls and Procedures                               18


Part II           Other Information

  Item 4.         Submission of Matters to a Vote of                    19
                     Security Holders

  Item 6.         Exhibits and Reports on Form 8-K                      19

Signature                                                               20

Certifications                                                        21-22

Exhibit Index                                                           23

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)


                                             September 28, 2002   December 31, 2001
                                                (unaudited)
Assets
Current assets:
  Cash and cash equivalents                       $ 122,134        $  57,841
  Restricted cash                                    28,238               -
  Marketable securities                                 193              190
  Accounts receivable, less allowances               98,407           83,407
  Inventories                                        34,427           22,937
  Deferred income tax asset, net                      3,018            3,018
  Prepayments and other                               4,024            2,346
                                                  ---------        ---------
     Total current assets                           290,441          169,739
Property, plant and equipment, net                   64,813           62,255
Notes receivable                                      2,645            2,910
Goodwill                                             60,964           22,874
Other intangible assets                              13,252              200
Deferred income tax asset, net                        3,343            2,553
Other assets                                         25,184           25,099
                                                  ---------        ---------
                                                  $ 460,642        $ 285,630
                                                  =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                $  15,681        $  12,743
  Accrued interest payable                            3,567               -
  Accrued liabilities                                54,243           34,654
  Contract advances and deposits                     18,801           16,702
  Current portion of note payable                       463              463
                                                  ---------        ---------
     Total current liabilities                       92,755           64,562

Long-term debt                                      137,800               -
Postretirement benefits obligations                  44,972           44,675
Environmental obligation                              1,806            1,895

Shareholders' equity:
Common shares, par value $1 per share, authorized
 50,000,000 shares, issued 19,790,477 in 2002
 and 2001                                            19,790           19,790
Additional paid-in capital                          146,374          143,747
Retained earnings                                    52,103           47,744
Accumulated other comprehensive loss,
 net of income tax benefit                          (13,385)         (13,385)
                                                  ---------        ---------
                                                    204,882          197,896
Less: Treasury shares at cost
       (106,313 shares in 2002 and
        182,459 shares in 2001)                      (1,489)          (2,461)
      Unearned ESOP shares                          (18,854)         (19,792)
      Deferred compensation under
        Long-Term Incentive Plan                       (637)            (300)
      Management group receivable                      (593)            (845)
                                                  ----------        ---------
      Total shareholders' equity                    183,309          174,498
                                                  ----------        ---------
                                                  $ 460,642         $ 285,630
                                                  ==========        =========


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)


                                                For the three months ended
                                               Sept 28, 2002  Sept 29, 2001
                                                       (unaudited)

Net sales                                         $ 85,104      $ 60,353

Costs and expenses
  Cost of sales                                     62,541        43,520
  Selling, general and administrative               12,766         7,800
  Research and development                           2,080         1,875
  Write-off of purchased in-process
   research and development                            150            --
  Merger-related costs                                 204            --
                                                  --------      --------
                                                    77,741        53,195
                                                  --------      --------
Operating earnings                                   7,363         7,158

Non-operating income (expense)
  Interest income                                      512           101
  Interest expense                                  (2,046)         (889)
  Other, net                                            34           (82)
                                                  --------      --------
                                                    (1,500)         (870)
                                                  --------      --------
Earnings before income taxes                         5,863         6,288
Income tax expense                                  (2,492)       (2,455)
                                                  --------      --------
Net earnings available for common shares             3,371         3,833
                                                  ========      ========

Earnings per common share:

   Basic                                          $   0.20      $   0.32
                                                  ========      ========
   Diluted                                        $   0.19      $   0.30
                                                  ========      ========



Weighted average common shares outstanding:

  Basic                                             17,120        12,107
                                                  ========      ========
  Diluted                                           17,401        13,431
                                                  ========      ========

Pro-forma amounts assuming retroactive effect
  of change in accounting principle:
   Net earnings                                   $     --      $  3,998
   Basic net earnings per common share            $     --      $   0.33
   Diluted net earnings per common share          $     --      $   0.32


See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)


                                                    For the nine months ended
                                                  Sept 28, 2002    Sept 29, 2001
                                                          (unaudited)

Net sales                                           $ 225,732        $ 187,280

Costs and expenses
  Cost of sales                                       169,387          138,288
  Selling, general and administrative                  31,107           24,085
  Research and development                              5,941            5,857
  Write-off of purchased in-process
   research and development                               150               --
  Merger-related costs                                    204            1,318
                                                    ---------        ---------
                                                      206,789          169,548
                                                    ---------        ---------
Operating earnings                                     18,943           17,732

Non-operating income (expense)
  Interest income                                       1,284              688
  Interest expense                                     (4,171)          (2,516)
  Other, net                                               40              117
                                                    ---------        ---------
                                                       (2,847)          (1,711)
                                                    ---------        ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle                                 16,096           16,021
Income tax expense                                     (6,841)          (6,250)
                                                    ---------        ---------
Net earnings before cumulative effect
  of change in accounting principle                     9,255            9,771
Cumulative effect of change in accounting
  principle, net of tax                                (3,363)              --
Dividends on preferred shares                              --             (194)
                                                    ---------        ---------
Net earnings available for common shares            $   5,892        $   9,577
                                                    =========        =========
Earnings (loss) per common share:
  Basic:
    Net earnings before cumulative effect
      of change in accounting principle             $    0.54        $    0.80
    Cumulative effect of change in
      accounting principle, net of tax                  (0.19)              --
                                                    ---------        ---------
    Net earnings                                    $    0.35        $    0.80
                                                    =========        =========
  Diluted:
    Net earnings before cumulative effect
      of change in accounting principle             $    0.53        $    0.77
    Cumulative effect of change in
      accounting principle, net of tax                  (0.19)              --
                                                    ---------        ---------
    Net earnings                                    $    0.34        $    0.77
                                                    =========        =========

Weighted average common shares outstanding:
  Basic                                                17,050           11,972
                                                    =========        =========
  Diluted                                              17,362           13,594
                                                    =========        =========
Pro-forma amounts assuming retroactive effect
  of change in accounting principle:
   Net earnings                                     $      --        $  10,054
   Basic net earnings per common share              $      --        $    0.84
   Diluted net earnings per common share            $      --        $    0.80



See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                         For the nine months ended
                                                      Sept 28, 2002     Sept 29, 2001
                                                                (unaudited)
 Operating activities:
  Net earnings                                          $   5,892        $   9,771
  Adjustments to earnings from operations to
   arrive at cash provided by operations:
    Depreciation                                            7,478            7,133
    Amortization                                              549              827
    Bad debt expense                                           --              350
    Write-off of purchased in-process research
     and development                                          150               --
    Gain on repurchase of debentures                           --             (171)
    Loss (gain) on sale of property, plant and
     equipment                                                 13              (39)
    Gain on sale of marketable securities                      --              (81)
    Deferred compensation expense                             143              181
    ESOP compensation expense                               3,230            1,406
    Non-cash compensation expense                              --              278
    Dividends on unallocated ESOP shares                      236               --
    Common shares issued for directors' fees                  119              122
    Income tax benefit from stock options                     426               --
    Real estate tax assessment adjustment                      --            7,846
    Cumulative effect of change in
     accounting principle                                   3,363               --
    Changes in (excluding effect of acquisition):
      Accounts receivable                                      75             (826)
      Inventories                                          (4,258)          (1,017)
      Prepayments and other assets                         (3,108)          (3,677)
      Accounts payable and accrued liabilities              1,803             (227)
      Contract advances and deposits                        2,099          (17,133)
                                                        ---------        ---------
Cash provided by operations                                18,210            4,743

Investing activities:
  Cash paid for acquisition of Condor Systems,
   Inc., net of cash acquired                             (58,543)              --
  Restricted cash                                         (28,238)              --
  Payments received on notes receivable                       262              259
  Purchase of plant and equipment                          (4,094)         (11,101)
  Proceeds from sale of plant and equipment                     6              236
  Purchase of marketable securities                            (3)             (58)
  Sale or redemption of marketable securities                  --           14,455
                                                        ---------        ---------
Cash (used) provided by investing activities              (90,610)           3,791

Financing activities:
  Proceeds from exercise of stock options                     411            2,518
  Proceeds from management group receivables                  252              375
  Borrowings under revolver                                    --            6,000
  Issuance of convertible subordinated notes              137,800               --
  Repayments of long-term debt                                 --           (2,850)
  Repurchase of debentures                                     --           (3,184)
  Purchase of treasury shares                                  --           (1,021)
  Payment of EDO ESOP loan obligation                          --           (4,891)
  Payment of common share cash dividends                   (1,770)          (1,332)
  Payment of preferred share cash dividends                    --             (194)
                                                        ---------        ---------
Cash provided (used) by financing activities              136,693           (4,579)

Net increase in cash and cash equivalents                  64,293            3,955
Cash and cash equivalents at beginning of year             57,841            2,208
                                                        ---------        ---------
Cash and cash equivalents at end of period              $ 122,134        $   6,163
                                                        =========        =========

Supplemental disclosures:
 Cash paid for: Interest                                $      --        $   1,787
                Income taxes                            $  11,949        $   4,770


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

Acquisitions

In October 2001, the Company acquired all of the outstanding stock of Dynamic Systems, Inc. ("DSI"), a privately-held company based in Alexandria, Virginia, for $13.7 million in cash, including transaction costs, resulting in goodwill of $12.2 million. DSI became part of our Defense segment and provides professional and information technology services primarily to the U.S. Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of services the Company offers to both existing and new customers. The acquisition has been accounted for as a purchase and is included in the Company's results of operations from its acquisition date. The results of operations for the periods presented are not materially affected by the timing of this acquisition.

On July 26, 2002, the Company acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $61.9 million in cash and the assumption of certain normal employee benefit obligations, certain trade and supplier payables and certain other accrued liabilities primarily related to contract loss reserves. In addition, the Company assumed approximately $28 million of outstanding standby letters of credit. Condor had been operating under protection of Chapter 11 of the U.S. Bankruptcy Code. The acquisition is expected to expand the Company's electronic warfare business in the areas of intelligence, reconnaissance and surveillance systems. The acquisition has been accounted for as a purchase, and, accordingly, is included in the Company's results of operations as of the acquisition date. The allocation of the purchase price is preliminary and subject to change.

Unaudited pro forma results of operations, assuming the acquisition of Condor had been completed at the beginning of each period, which include adjustments to interest expense, amortization expense and income tax expense are as follows:

                                                2002                 2001
                                                (unaudited, in thousands)
  Net sales                                  $ 280,609            $ 247,840
  Net loss available for common
    shares                                   $    (962)           $ (18,127)
  Basic loss per common share                $   (0.06)           $   (1.51)


The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had this acquisition been completed at the beginning of the periods, or of the results which may occur in the future.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                           At July 26, 2002
                                             (in thousands)

Current assets                                 $ 29,762
Property, plant and equipment                     5,960
Goodwill                                         40,364
Purchased in-process research and
  development                                       150
Purchased technologies (eight-year life)         11,648
Other intangible assets (two-year life)           1,876
Other assets                                         76
Current liabilities                             (23,694)
                                               --------
Net assets acquired                            $ 66,142
                                               ========

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002; however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of SFAS No. 141. Accordingly, the goodwill acquired in connection with the purchases of DSI, in October 2001, and Condor, in July 2002, was not amortized.

The Company performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the second quarter of 2002 using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million, net of tax, charge occurred in the Engineered Materials segment and is comprised of $2.2 million and $1.9 million of impaired goodwill and trademark, respectively, related to Specialty Plastics, $0.1 million of impaired goodwill related to the acquisition of Zenix, offset by a tax benefit of $0.8 million.

The changes in the carrying amount of goodwill for the nine months ended September 28, 2002 are as follows:

                                                   Communications      Engineered
                                    Defense      and Space Products     Materials
                                    Segment           Segment            Segment          Total
                                                  (in thousands)
Balance as of January 1, 2002       $ 20,600          $     --          $  2,274        $ 22,874
Impairment loss                           --                --            (2,274)         (2,274)
Acquisition of Condor
 Systems, Inc.                        36,672             3,692                --          40,364
                                    --------          --------          --------        --------
Balance as of Sept. 28, 2002        $ 57,272             3,692                --        $ 60,964
                                    ========          ========          ========        ========

The goodwill impairment loss is comprised of $0.1 million related to the acquisition of Zenix in December 1998 and $2.2 million related to the acquisition of Specialty Plastics also in December 1998. In the case of Zenix, the trend in sales and earnings performance has been lower than expected resulting in the impairment of the entire goodwill carrying value. In the case of Specialty Plastics, the fair value of this reporting unit was estimated using a discounted cash flow analysis, also resulting in an impairment loss of the entire goodwill carrying value.

Summarized below are intangible assets subject to amortization:


                                               September 28,   December 31,
                                                   2002          2001
                                                      (in thousands)
Capitalized non-compete agreements related
  to the acquisition of DSI                      $    200        $    200
Purchased technologies related to the
  acquisition of Condor                            11,648              --
Other intangible assets related to the
  acquisition of Condor                             1,876              --
                                                 --------        --------
                                                   13,724             200
Accumulated amortization                             (472)             --
                                                 --------        --------
    Net                                          $ 13,252        $    200
                                                 ========        ========

The non-compete agreements and the other intangible assets are being amortized on a straight-line basis over a two-year period. The purchased technologies are being amortized on a straight-line basis over an eight-year period. The amortization expense for the nine months ended September 28, 2002 amounted to $0.5 million.

Amortization expense for 2002, 2003, 2004, 2005, 2006 and thereafter related to these intangible assets will be $1.1 million, $2.5 million, $2.0 million, $1.5 million, $1.5 million and $5.1 million, respectively.

Since the total trademark carrying amount of $1.9 million was written off in the three months ended June 29, 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets other than goodwill not subject to amortization as of September 28, 2002.

Net earnings for the three and nine-months ended September 29, 2001 included amortization expense of approximately $0.2 million and $0.6 million, respectively. Excluding these amounts would have resulted in basic net earnings per common share and diluted net earnings per common share of $0.33 and $0.32, respectively, for the three months ended September 29, 2001 and $0.84 and $0.80, respectively, for the nine months ended September 29, 2001.


Restricted Cash

At September 28, 2002, there is restricted cash of $28.2 million which relates to amounts collateralizing the outstanding letters of credit assumed as part of the Condor acquisition. As the letters of credit expire or are cancelled, collateral is released. On November 8, 2002, the Company increased its credit facility from $69 million to $140 million which will allow the Company to replace the letters of credit under the new facility and release the restricted cash.

Inventories

Inventories are summarized by major classification as follows:

                             Sept 28, 2002  Dec. 31, 2001
                                     (in thousands)

Raw materials and supplies       $ 4,990       $ 6,539
Work-in-process                   28,719        14,680
Finished goods                       718         1,718
                                 -------       -------
                                 $34,427       $22,937
                                 =======       =======


Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share.


                                             Three months ended           Nine months ended
                                           Sept. 28,     Sept. 29,     Sept. 28,      Sept. 29
                                             2002           2001         2002           2001
                                               (in thousands)              (in thousands)
Numerator:
 Earnings available for common shares
  for basic calculation                     $ 3,371       $ 3,833       $ 5,892       $ 9,577
 Effect of dilutive securities:
  Convertible preferred shares                   --            --            --             6
  Convertible subordinated debentures            --           238            --           822
                                            -------       -------       -------       -------
Numerator for diluted
  calculation                               $ 3,371       $ 4,071       $ 5,892       $10,405
                                            =======       =======       =======       =======

Denominator:
 Weighted average common shares              17,120        12,107        17,050        11,972
 Effect of dilutive securities:
  Stock options                                 281           309           312           249
  Convertible preferred shares                   --            --            --           206
  Convertible subordinated debentures            --         1,015            --         1,167
                                            -------       -------       -------       -------
Denominator for diluted
  calculation                                17,401        13,431        17,362        13,594
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


Comprehensive Income

As of September 28, 2002, accumulated other comprehensive loss included in the accompanying consolidated balance sheet represents additional minimum liabilities on benefit plans. Comprehensive income, before cumulative effect of change in accounting principle, for the three-and nine-month periods ended September 28, 2002 was $3,371,000 and $9,255,000. Comprehensive income for the three-and nine-month periods ended September 29, 2001 was $3,833,000 and $9,863,000.


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

The Defense segment provides integrated front-line war fighting systems and components including radar countermeasures systems, reconnaissance and surveillance systems, aircraft stores suspension and release systems, airborne mine countermeasures systems, integrated combat systems and sonar systems, and professional, operational, technical and information technology services. The Communications and Space Products segment addresses the needs of the remote sensing, communication, navigation and electronic warfare industries with ultra-miniature electronics and systems and a broad line of antennas. The Engineered Materials segment supplies piezoelectric and advanced composites for the communication, navigation, chemical, petrochemical, paper and oil industries, for civilian infrastructure and military applications.


                                            Three months ended                Nine months ended
                                        Sept. 28,        Sept. 29,        Sept. 28,         Sept. 29,
                                           2002             2001             2002             2001
                                                                (in thousands)
Net sales:
Defense                                 $  62,760        $  43,193        $ 166,119        $ 132,379
Communications and Space Products          12,444            8,050           31,560           27,693
Engineered Materials                        9,900            9,110           28,053           27,208
                                        ---------        ---------        ---------        ---------
                                        $  85,104        $  60,353        $ 225,732        $ 187,280
                                        =========        =========        =========        =========

Operating earnings (loss):
Defense                                 $   6,009        $   6,565        $  18,475        $  16,019
Communications and Space Products             366             (589)          (1,667)          (1,127)
Engineered Materials                          988            1,182            2,135            2,840
                                        ---------        ---------        ---------        ---------
                                            7,363            7,158           18,943           17,732
Net interest expense                       (1,534)            (788)          (2,887)          (1,828)
Other, net                                     34              (82)              40              117
                                        ---------        ---------        ---------        ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle                  $   5,863        $   6,288        $  16,096        $  16,021
                                        =========        =========        =========        =========

A write-off of purchased in-process research and development costs in 2002 and merger-related costs attributable to the Condor acquisition in 2002 and the EDO-AIL Merger applicable to 2001 are included in the segments as follows:


                                         Three months ended        Nine months ended
                                       Sept. 28,    Sept. 29,    Sept. 28,   Sept. 29,
                                         2002         2001        2002         2001
                                                       (in thousands)
Defense                                 $  354       $  --       $  354       $  937
Communications and Space Products           --          --           --          184
Engineered Materials                        --          --           --          197
                                        ------       -----       ------       ------
Total                                   $  354       $  --       $  354       $1,318
                                        ======       =====       ======       ======

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company adopted SFAS No. 144 as of January 1, 2002. The effect of the adoption of this Statement was not material to the Company's operating results or financial position.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.


Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of September 28, 2002.


Three Months Ended September 28, 2002 compared with the Three Months Ended September 29, 2001

Net sales for the three months ended September 28, 2002 increased to $85.1 million from $60.4 million for the three months ended September 29, 2001. This increase comprised sales growth of $19.6 million in the Defense segment, $4.4 million in the Communications and Space Products segment and $0.8 million in the Engineered Materials segment. In the Defense segment, $8.1 million of the increase was attributable to two months' sales of Condor Systems, Inc. ("Condor") since its acquisition on July 26, 2002. Additionally in the Defense segment, there were increases in sales of airborne mine countermeasures systems, aircraft stores suspension and release equipment, electronic warfare systems (attributable primarily to the Universal Exciter Upgrade program), sonar systems, and technology services. The increase in technology services was attributable in part to the acquisition of Dynamic Systems, Inc.("DSI"), in October 2001. These increases were partially offset by decreases in sales of combat systems. In the Communications and Space Products segment, $2.3 million of the increase was due to sales of electronic protection systems from the aforementioned acquisition of Condor. Also in this segment, increases in sales of antenna products were offset by lower sales of space sensor communication products and interference cancellation products. In the Engineered Materials segment, there were increases in sales of electro-ceramic products and advanced fiber composite structural products.

Operating earnings for the three months ended September 28, 2002, before the write-off of $0.2 million of purchased in-process research and development costs and $0.2 million of other merger-related costs associated with the Condor acquisition, were $7.7 million or 9.1% of net sales compared to $7.2 million or 11.9% of net sales for the three months ended September 29, 2001. Operating earnings increased as a result of the aforementioned increases in sales, including final deliveries on Lots 4 and 5 of the Universal Exciter Upgrade program resulting in additional profit based on final costs at completion compared to prior estimates.

These increases in operating earnings were partially offset by the recording of pension expense of $1.0 million in the three months ended September 28, 2002 compared to pension income of $0.7 million in the three months ended September 29, 2001. In addition, compensation expense related to the Company's Employee Stock Ownership Plan ("ESOP") increased to $0.9 million in the three months ended September 28, 2002 compared to $0.3 million in the three months ended September 29, 2001. Pension and ESOP compensation expense/income are allocated between cost of sales and selling, general and administrative expense. Operating earnings for the three months ended September 28, 2002 also reflect $0.4 million of amortization expense related to the intangible assets associated with the Condor acquisition.

Selling, general and administrative expenses for the three months ended September 28, 2002 increased to $12.8 million or 15.0% of net sales from $7.8 million or 12.9% of net sales for the three months ended September 29, 2001. This increase is primarily attributable to the aforementioned change in pension expense in 2002 versus pension income in 2001, the increase in ESOP compensation expense and the acquisition of Condor.

Company-sponsored research and development expenditures of $2.1 million in the three months ended September 28, 2002 increased slightly from $1.9 million in the three months ended September 29, 2001.

For the three months ended September 28, 2002, net earnings available for common shares were $3.4 million or $0.19 per diluted common share on 17.4 million diluted shares compared to $3.8 million or $0.30 per diluted common share on
13.4 million diluted shares for the three months ended September 29, 2001. Net earnings for the three months ended September 28, 2002 were impacted by interest expense incurred on the newly-issued Convertible Subordinated Notes, as discussed below.

Interest expense for the three months ended September 28, 2002 increased to $2.0 million from $0.9 million for the three months ended September 29, 2001 due to the issuance of $137.8 million of 5.25% Convertible Subordinated Notes on April 2, 2002. Interest payments are due April 15 and October 15 of each year, commencing on October 15, 2002. Interest expense also includes amortization of debt issuance costs related to the Convertible Subordinated Notes.

Income tax expense for the three months ended September 28, 2002 reflects our estimated effective rate of 43% for the year ending December 31, 2002. This compares to an effective rate of 39% for the three months ended September 29, 2001. This increase in the effective rate is primarily attributable to the non-deductible portion of the non-cash ESOP compensation expense, which is based on the market value of common shares committed-to-be-released.


Nine Months Ended September 28, 2002 compared with the Nine Months Ended September 29, 2001

Net sales for the nine months ended September 28, 2002 increased to $225.7 million from $187.3 million for the nine months ended September 29, 2001. This increase comprised sales growth of $33.7 million in the Defense segment, $3.9 million in the Communications and Space Products segment, and $0.8 million in the Engineered Materials segment. In the Defense segment, $8.1 million of the increase was attributable to sales of Condor since its acquisition on July 26, 2002. Additionally in the Defense segment, there were increases in sales of aircraft stores suspension and release equipment, electronic warfare systems (attributable in part to the Universal Exciter Upgrade program), sonar systems, and technology services. The increase in technology services was attributable in part to the acquisition of DSI in October 2001. In the Communications and Space Products segment, $2.3 million of the increase was attributable to the aforementioned acquisition of Condor. Also in this segment, increases in sales of antenna products were partially offset by lower sales of space sensor communication products.

Operating earnings for the nine months ended September 28, 2002, before the write-off of $0.2 million of purchased in-process research and development and $0.2 million of other merger-related costs, were $19.3 million or 8.5% of net sales compared to $19.1 million (before considering one-time EDO-AIL merger-related costs of $1.3 million) or 10.2% of net sales for the nine months ended September 29, 2001. Operating earnings in 2002 were impacted by losses in the Communications and Space Products segment, which primarily related to a $1.5 million charge taken in the three months ended March 30, 2002 to provide for manufacturing inefficiencies resulting from lowered production levels of Ku-Band down converters. The lowered production levels resulted from a primary customer decreasing its forecast of the quantity of Ku-Band down converters it would purchase from us in 2002. In addition, the Company recorded pension expense of $3.0 million and ESOP compensation expense of $3.2 million in the nine months ended September 28, 2002 compared to pension income of $2.0 million and ESOP compensation expense of $1.4 million in the nine months ended September 29, 2001. Pension and ESOP compensation expense/income are allocated between cost of sales and selling, general and administrative expense. Operating earnings for the nine months ended September 28, 2002 also reflect $0.4 million of amortization expense related to the intangible assets associated with the Condor acquisition.

Selling, general and administrative expenses for the nine months ended September 28, 2002 increased to $31.1 million or 13.8% of net sales from $24.1 million or 12.9% of net sales for the nine months ended September 29, 2001. This increase is principally attributable to the aforementioned change in pension expense versus pension income and the increase in ESOP compensation expense.

Company-sponsored research and development expenditures of $5.9 million in the nine months ended September 28, 2002 are about the same level as expenditures in the nine months ended September 29, 2001.

For the nine months ended September 28, 2002, net earnings available for common shares before the cumulative effect of a change in accounting principle were $9.3 million or $0.53 per diluted common share on 17.4 million diluted shares compared to $9.6 million or $0.77 per diluted common share on 13.6 million diluted shares for the nine months ended September 29, 2001. Net earnings for the nine months ended September 28, 2002 were also impacted by interest expense incurred on the newly-issued Convertible Subordinated Notes, as discussed below.

Interest expense for the nine months ended September 28, 2002 increased to $4.2 million from $2.5 million for the nine months ended September 29, 2001. Interest expense for the nine months ended September 28, 2002 reflects accruals for interest on the 5.25% Convertible Subordinated Notes issued in April 2002 and the amortization of the related debt issuance costs. Interest expense for the nine months ended September 29, 2001 consists primarily of interest on the 7% Convertible Subordinated Debentures, which were converted into common shares in the fourth quarter of 2001.

Income tax expense for the nine months ended September 28, 2002 reflects our estimated effective rate of 43% for the year ending December 31, 2002. This compares to an effective rate of 39% for the nine months ended September 29, 2001. This increase in the effective rate is primarily attributable to the non-deductible portion of the non-cash ESOP compensation expense, which is based on the market value of common shares committed-to-be-released.

Net earnings for the nine months ended September 28, 2002 reflect a $3.4 million cumulative effect of a change in accounting principle charge which was recorded as of January 1, 2002, and is shown net of a tax benefit of $0.8 million on the statement of earnings. This charge pertains to the impairment of goodwill and a trademark resulting from impairment tests performed in the second quarter of 2002, as required under Statement of Financial Accounting Standard ("SFAS") No.
142. The impairment occurred in the Engineered Materials segment and is comprised of the following: $2.2 million of goodwill related to the acquisition of Specialty Plastics, $1.9 million related to the trademark at Specialty Plastics, and $0.1 million of goodwill related to the acquisition of Zenix.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities increased to $122.1 million at September 28, 2002 from $58.0 million at December 31, 2001. This increase was due to the issuance of $137.8 million of Convertible Subordinated Notes, less commissions of $4.1 million which were capitalized in other assets, resulting in $133.7 of net proceeds and $18.2 million of cash provided by operations. These increases were offset by $61.9 million paid for the acquisition of Condor, $3.5 million for transaction costs related to the acquisition, $4.1 million for purchases of capital equipment, and $1.8 million for payment of common dividends.

Restricted cash of $28.2 million represents collateral backing 105% of outstanding letters of credit assumed with the acquisition of Condor. As the letters of credit expire or are cancelled, collateral is released. On November 8, 2002, the Company increased its credit facility from $69 million to $140 million, which will allow for the issuance of letters of credit under the new facility and release of the restricted cash.

Accounts receivable increased to $98.4 million at September 28, 2002 from $83.4 million at December 31, 2001, primarily due to the acquisition of Condor. Excluding the effect of the Condor acquisition, accounts receivable increased $1.1 million since December 31, 2001.

Inventories increased to $34.4 million at September 28, 2002 from $22.9 million at December 31, 2001. Excluding the effect of the Condor acquisition, inventories decreased by $2.2 million since December 31, 2001 due primarily to sales.

The notes receivable of $3.1 million at September 28, 2002 (of which $0.4 million is in current assets) are comprised of a note related to the sale of property at Deer Park in June 2000, which had a balance at September 28, 2002 of $1.1 million, and $2.0 million in notes related to the sale of the Company's former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The latter notes receivable are secured by a mortgage on the facility.

Contract advances increased to $18.8 million at September 28, 2002 from $16.7 million at December 31, 2001 attributable to advances associated with the acquisition of Condor offset by the use of these advances for costs incurred on foreign contracts. In prior years, we were awarded several large foreign contracts and received the associated advances. This year, as we continue to perform the work and recognize revenues under those contracts, the related advances are reduced.

We have a $69.0 million long-term credit facility with a consortium of banks co-led by Mellon Bank and Citibank. The credit facility includes $19.0 million of five-year term debt, which was paid in full in the fourth quarter of 2001, and $50.0 million in revolving debt. At September 28, 2002 there were no borrowings under the revolving credit facility of $50.0 million, but there were outstanding letters of credit under this facility of $31.1 million, leaving available borrowing capacity of $18.9 million. At September 28, 2002, the Company was in compliance with its debt covenants. On November 8, 2002, the Company increased its credit facility from $69 million to $140 million.

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

Capital expenditures for the nine months ended September 28, 2002 decreased to $4.1 million from $11.1 million for the nine months ended September 29, 2001. In 2001 there were significant capital expenditures at the Company's Deer Park facility.

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

We have commitments under a note payable and facility and equipment operating leases that will be funded from operating sources. We also have commitments under letters of credit of $57.9 million at September 28, 2002 related primarily to foreign contracts. Of the outstanding letters of credit, $26.8 million were assumed as a result of the acquisition of Condor in July 2002 and were cash collateralized, resulting in restricted cash on the balance sheet at September 28, 2002. We also have commitments under advance payment and performance bonds ($15.9 million at September 28, 2002, which were subsequently reduced to $4.0 million) related to foreign contracts. We do not expect to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The backlog of unfilled orders at September 28, 2002 increased to $407.5 million from $294.8 million at December 31, 2001.


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


New Accounting Standards

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002; however the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of SFAS No.
141. Accordingly, the goodwill acquired in connection with the purchase of DSI in October 2001, and Condor in July 2002, was not amortized.

The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002 using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million, net of tax, charge occurred in the Engineered Materials segment and is comprised of $2.2 million and $1.9 million of impaired goodwill and trademark, respectively, related to Specialty Plastics, $0.1 million of impaired goodwill related to the acquisition of Zenix, offset by a tax benefit of $0.8 million.


Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company adopted SFAS 144 as of January 1, 2002. The effect of the adoption of this Statement was not material to the Company's operating results or financial position.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 146 will have on the Company's consolidated financial statements.


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



Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 day period prior to filing this Quarterly Report on Form 10-Q, EDO carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of EDO's disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that EDO files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in EDO's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

          None.


Item 6.  Exhibits and Reports on Form 8-K


      (a)   Exhibits

            The Exhibits to this Report are listed in the Exhibit Index appearing on page 23 hereof.

      (b) Reports on Form 8-K

         On August 5, 2002 the Corporation filed a Current Report on Form 8-K to report the acquisition of substantially all of the assets of Condor Systems, Inc. and CEI Systems, Inc. by a wholly-owned subsidiary of the Company.

          On August 7, 2002 the Corporation filed a Current Report on Form 8-K furnishing Statements under Oath of its Principal Executive Officer and Principal Financial Officer regarding facts and circumstances related to Exchange Act filings.

         On October 9, 2002, the Corporation filed a Current Report on Form 8-K/A with exhibits relating to the Condor acquisition.

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



                                EDO Corporation
                                -----------------------------------------
                                (Registrant)


                                by: /s/ D.L. Reed
                                    -----------------------------------------
                                    D.L. Reed - Vice President- Finance
                                   (Principal Financial Officer)


Date: November 12, 2002

                                 CERTIFICATIONS


I, James M. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EDO Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                             Date: November 12, 2002

                              /s/ James M. Smith
                              -------------------------------
                              James M. Smith
                              Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS


I, Darrell L. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EDO Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    Date: November 12, 2002

                                     /s/ Darrell L. Reed
                                     -------------------------------------------
                                     Darrell L. Reed
                                     Vice President-Finance, Treasurer and Chief
                                     Financial Officer

                                  Exhibit Index



Exhibit                       Description
-------                       -----------

3(ii)                   By-Laws Restated As Amended Through October 1, 2002