Form 10-K
period 2002-12-31
EDO CORP
filed 2003-03-14
CIK 31617

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 1-3985

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

                                 (212) 716-2000
                                (Telephone No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the  Registrant is an accelerated filer  (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [X]     No [
]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2002...............................$414,963,677

     Indicate  the  number of  shares outstanding  of  each of  the Registrant's classes of common stock as of February 27, 2003.......................19,709,704

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement (to be filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders anticipated to be held on April 22, 2003 are incorporated herein by reference in
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EDO CORPORATION

                               TABLE OF CONTENTS

PART I
          ITEM 1     BUSINESS....................................................    1
                     DEFENSE.....................................................    2
                       Electronic Warfare........................................    2
                       Reconnaissance and Surveillance Systems...................    3
                       Aircraft Weapons Suspension and Release Systems...........    3
                       Airborne Mine Countermeasures Systems.....................    4
                       Integrated Combat Systems.................................    4
                       Undersea Systems..........................................    4
                       Professional and Engineering Services.....................    5
                     COMMUNICATIONS AND SPACE PRODUCTS...........................    5
                       Antenna Products..........................................    5
                       Communications and Countermeasures Products...............    6
                       Space Products............................................    6
                     ENGINEERED MATERIALS........................................    6
                       Electro-Ceramic Products..................................    6
                       Advanced Fiber Composite Structural Products..............    7
                     DISCONTINUED OPERATIONS.....................................    7
                     RESEARCH AND DEVELOPMENT....................................    7
                     MARKETING AND INTERNATIONAL SALES...........................    8
                     BACKLOG.....................................................    8
                     GOVERNMENT CONTRACTS........................................    9
                     COMPETITION AND OTHER FACTORS...............................    9
                     ENVIRONMENTAL...............................................    9
                     EMPLOYEES...................................................   10
          ITEM 2     PROPERTIES..................................................   10
          ITEM 3     LEGAL PROCEEDINGS...........................................   10
          ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   11
PART II
          ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.........................................   11
          ITEM 6     SELECTED FINANCIAL DATA.....................................   11
          ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS...................................   14
          ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...   14
          ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   27
          ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE....................................   61

PART III
             ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................         61
             ITEM 11        EXECUTIVE COMPENSATION..........................................................         62
             ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                            STOCKHOLDER MATTERS.............................................................         62
             ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................         62
             ITEM 14        CONTROLS AND PROCEDURES.........................................................         62
PART IV
             ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................         62
                            (a) Financial Statements and Financial Statement Schedules and Exhibits.........         62
                                 1. Financial Statements....................................................         62
                                 2. Financial Statement Schedules...........................................         63
                                 3. Exhibits................................................................         64
                            (b) Reports on Form 8-K.........................................................         66
CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER...............................................................         67
CERTIFICATIONS OF THE CHIEF FINANCIAL OFFICER...............................................................         68
SIGNATURES..................................................................................................         69

                                     PART I

ITEM 1.  BUSINESS

     In this Annual Report on Form 10-K (Report), the term "Registrant" refers to EDO Corporation. The terms "EDO", "we", "us", "our" and "Company" as used in this Report, also refer to EDO Corporation and its subsidiaries, except where the context otherwise requires.

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical, standard equipment on a wide range of military programs. In 2002, sales of defense-related products and services to the U.S. Government, including sales to prime contractors were 75% of total sales.

     Our Internet address is www.edocorp.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

  ACQUISITIONS

     On April 28, 2000, we completed the merger of our wholly-owned subsidiary with AIL Technologies, Inc. (AIL). In the transaction, each share of AIL common stock was exchanged for 1.3296 EDO common shares (equivalent to 6,553,194 EDO common shares valued at $39.4 million). In addition, AIL stockholders received a cash payment of $13.3 million. The merged company also assumed AIL debt of $29.7 million. AIL became our wholly-owned subsidiary effective upon the merger, and the transaction has been accounted for as a tax-free reorganization.

     In October 2001, we acquired Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia. Dynamic Systems, Inc. provides professional and information technology services primarily to the U.S. Department of Defense (DoD) and other government agencies.

     On July 26, 2002, we acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its subsidiary (together, "Condor") based in Morgan Hill and Simi Valley, California for $61.9 million in cash (excluding transaction costs of $4.1 million) and the assumption of certain normal employee benefit obligations, certain trade and supplier payables and certain other accrued liabilities, primarily related to contract loss reserves. We also assumed $28.0 million in outstanding standby letters of credit. Condor had been operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. We expect the acquisition of Condor's business to expand our electronic warfare business in the areas of reconnaissance and surveillance systems as well as our communications and countermeasures business.

     In February 2003, we acquired all of the stock of Advanced Engineering & Research Associates, Inc. (AERA), a privately-held company located in Alexandria, Virginia, which provides professional and information technology services primarily to the U.S. DoD and other government agencies. The acquisition is expected to strengthen and expand the range of such services the Company offers. The preliminary purchase price was $38.0 million and is subject to adjustment based on changes in AERA's balance sheet as of the closing date. The acquisition will be accounted for as a purchase, and the operating results of AERA will be included in our consolidated financial statements from the date of the acquisition.

     In March 2003, we acquired all of the stock of Darlington, Inc., a privately-held defense communications company based in Alexandria, Virginia, which designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance our existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine

Corps. The preliminary purchase price was $28.5 million and is subject to adjustment based on changes in Darlington's balance sheet as of the closing date. The acquisition will be accounted for as a purchase, and the operating results of Darlington will be included in our consolidated financial statements from the date of the acquisition.

     In addition we have completed four other acquisitions since 1998 which have been disclosed in our prior Annual Reports on Form 10-K.

  SEGMENTS

     We  have  three  reporting  segments:  Defense,  Communications  and  Space
Products, and Engineered Materials. Our Defense segment provides integrated front-line warfighting systems and components including electronic warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat systems, command, control and communications systems, undersea systems and professional, operational, technical and information technology services for military forces and governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing, communications and electronic warfare industries. Our Engineered Materials segment supplies piezo-electric ceramic products for commercial and military markets and advanced fiber composite structural products for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries.

     We set forth certain business segment information in Note 19 on pages 55 through 58 of this Report.

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

     Our Defense segment, which accounted for 74% of consolidated net sales in 2002, 71% in 2001 and 69% in 2000, includes electronic warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat systems, command, control and communications systems, undersea warfare sonar systems and professional and engineering services.

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

     Our AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force B-1B bomber from radar guided and infrared guided missile threats. Designed in the early 1980's specifically for the B-1B aircraft, we delivered the AN/ALQ-161 system and spares to all 100 aircraft in the B-1B fleet. Currently we provide logistic support and capability upgrades to the AN/ALQ-161 systems, including software upgrades that have occurred every 12-24 months, as well as hardware improvements to address both situation awareness and jamming effectiveness. The U.S. DoD currently expects B-1B aircraft to be in operation through 2040.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. We are currently under contract with the U.S. Navy to upgrade the

Universal Exciter on the EA-6B aircraft. The Universal Exciter is the electronics unit in the AN/ALQ-99 support jamming subsystem that provides the specific electronic jamming technique waveforms and modulations that defeat enemy air defense systems. In the 1980s, we produced and delivered 579 Universal Exciters to the U.S. Navy. Under the current upgrade program, we retrofit these units with modifications that improve reliability and maintainability, extend frequency range and provide advanced jamming techniques. The period of performance of the production contract is through August 2003. The U.S. DoD currently expects EA-6B aircraft to be in operation through 2015.

     Net sales of electronic warfare products represented 23% of consolidated net sales in 2002, 24% in 2001 and 23% in 2000.

RECONNAISSANCE AND SURVEILLANCE SYSTEMS

     Our reconnaissance and surveillance systems, acquired from Condor Systems, Inc. in July 2002, include the AN/USQ-149 Radar Narrow Band (RNB) Subsystem, the AN/ALR-95 automatic Electronic Support Measures (ESM) system and variants of the CS-3701 ESM system which intercept, analyze and identify radar emissions and provide situational awareness to military personnel.

     The U.S. Navy's AN/BLQ-10 Sea Sentry multi-channel Electronic Intelligence (ELINT) system is used aboard Virginia class submarines to provide improved intelligence collection and analysis capabilities. The AN/USQ-149 RNB Subsystem is part of the AN/BLQ-10 and is also used on airborne platforms. In 2002, we received an award from Lockheed Martin for three RNB systems plus spares. We received an additional contract in 2002 from the U.S. Navy for a submarine carry-on version of this system, potentially worth approximately $50 million in revenue over five years, and we received orders for more than $25 million for seventeen systems plus spares.

     Developed under the Antisurface Warfare Improvement Program (AIP), our AN/ALR-95 automatic ESM system provides threat warning and situational awareness, including signal exploitation through Specific Emitter Identification
(SEI) technology, aboard U.S. Navy P-3 aircraft. The system is a hybrid ESM that combines a wide bandwidth (WB) high probability of intercept subsystem with a narrowband (NB) subsystem for manual analysis. We received awards from Lockheed Martin and the U.S. Navy totaling more than $8 million in 2002 for continued improvements to the system and for the production of eight additional AN/ALR-95 systems.

     The CS-3701 is a combined precision  ESM system and radar warning  receiver
(RWR) system developed to provide an improved performance replacement for all of the lower performance, simple design amplitude monopulse systems currently used on ships and submarines. Unlike amplitude monopulse systems, the CS-3701 ESM system provides all of the capabilities required of a modern ESM system for operation in today's difficult electromagnetic environment against complex radar threats. It uses the latest phase measurement technology for high-precision, monopulse direction-finding, combined with a patented "autohet" receiver to achieve 100% probability of intercept. This system is currently in production and use with several international navies. In 2002, we delivered nine CS-3701 systems.

AIRCRAFT WEAPONS SUSPENSION AND RELEASE SYSTEMS

     Over the last two decades, we have developed and manufactured bomb release units (BRU) for the F-15 aircraft, ejection release units (ERU) for the Tornado Multi-Role Combat Aircraft, jettison release mechanisms for the F-14 aircraft, pneumatic missile eject launchers for the F-22, and smart weapon multiple carriage systems for the F-16 and F-18. In 2002:

     - we continued production of F-15 BRUs for the U.S. Air Force and international customers and provided spare parts support for Tornado ERUs.

     - we continued production of the Advanced Medium Range Air to Air Missile launcher for the F-22 aircraft and we are now under contract to support long term depot services for this equipment.

     - we continued the development and test of the pneumatic suspension and release equipment system for the F-35 Joint Strike Fighter program.

     - we continued the design of a demonstration carriage system for Lockheed Martin Missiles and Fire Control as part of the small diameter bomb development program.

     - we received additional production orders for the BRU-57 smart weapon carriage and electronics system as well as continued the integration of the BRU-55 onto the F-18 aircraft.

     Net sales of aircraft weapons suspension and release systems represented 13% of consolidated net sales in 2002, 13% in 2001 and 13% in 2000.

AIRBORNE MINE COUNTERMEASURES SYSTEMS

     We believe we are the only manufacturer of airborne naval minesweeping equipment in the world. The principal system of this type used by the U.S. Navy, the MK-105 helicopter towed system, was designed and developed by us starting in 1967. In the early 1990s, we developed a significant upgrade under contract, followed by an initial production contract in 1996. We continue to provide spares and logistics support for these systems to the U.S. Navy and an international customer, and we continue to function as the U.S. Navy maintenance depot for the MK-105 systems.

     In 1994, we began work under contract with the U.S. Navy to develop a lightweight, helicopter-towed minesweeper for shallow water applications. We received a production contract for these systems in 1999 with delivery completed in 2002. In 2002, we won the competitive contract from the U.S. Navy for the next generation minesweeping system, the Organic Airborne/Surface Influence Sweep (OASIS). Development work will continue through 2005 followed by production for fleet systems.

     Net sales of airborne mine countermeasures systems represented 5% of consolidated net sales in 2002, 8% in 2001 and 11% in 2000.

INTEGRATED COMBAT SYSTEMS

     We act as a systems integrator for naval C(4)I systems. In this role, we integrate all of a ship's sensor systems, including radar and sonar, communications systems, navigation and integrated bridge systems, and aircraft control systems to provide situational awareness in a common data and display format for a ship's commander. Integration contracts typically provide for the development of integration software that allows the various subsystems to intercommunicate and produce common information displays. In 1998, we began integration of a combat system for the upgrade of a major class of ship for the Norwegian Coast Guard. The integrated system includes radars, sonars, internal and external communications and navigation subsystems, fire control subsystems, helicopter control subsystems, display equipment and integration software to produce common tactical displays. This program is expected to be completed in 2003.

     Command, control and communications systems include integrated command systems, tactical data links, display consoles and communication control and monitoring systems for domestic and international customers. In 2002, work continued on NATO Ship-Shore-Ship Buffer systems deliverable to several international customers.

UNDERSEA SYSTEMS

     We have been a supplier of undersea systems including sonar sensors, underwater communication systems, and depth sounding and speed measuring equipment for over 40 years. During 2002, work continued on a contract for the Brazilian Navy to deliver a major upgrade to the EDO Model 610E sonar system. Deliveries under this contract are expected to continue into 2003. In addition to the upgrade, we delivered a new Model 610E sonar system for the Brazilian Navy's new Corvette class ship. Work continued in 2002 on a contract awarded in 2000 by a new international customer to deliver the recently developed EDO Model 980 sonar system for installation in a new class of naval ship under construction by the customer. Development and delivery of the systems will extend into 2006. Work continued in 2002 on a contract awarded in 2000 by the

Naval Undersea Warfare Center to develop and produce a new depth sounding system, AN/BQN-17, for U.S. Navy attack submarines. Deliveries of thirty AN/BQN-17 units will continue into 2003. In 2002, we were awarded a contract as part of a team headed by Ultra Electronics, the UK-based aerospace and defense electronics group, to provide bow-mounted Medium Frequency Sonar -- 7000 (MFS-7000) systems to the United Kingdom's Type 45 naval destroyer program. Our contract, valued at approximately $11 million, will provide systems for six ships. EDO Combat Systems in Chesapeake, VA will develop the systems and transfer the technology to Ultra Electronics for final assembly integration in the UK. EDO Electro-Ceramic Products in Salt Lake City, UT will provide ceramic and transducer elements. Deliveries under the contract will extend through 2006.

PROFESSIONAL AND ENGINEERING SERVICES

     We are a supplier of professional services consisting of information technology, engineering, analytical, operation and program management services along with electronic warfare test and evaluation equipment to the U.S. defense and Federal services and information technology markets.

     In 2002, we were awarded follow-on orders for core services contracts in this business area that include: the Naval Sea Systems Command, the U.S. Marine Corps Warfighting Lab, the Strategic Sourcing Initiatives of the Chief of Naval Operations Office for Ashore Readiness, and the Acquisition Center for
Excellence of the Acquisition Reform Office in the Office of the Assistant Secretary of the Navy for Research, Development and Acquisition.

     In 2002, we continued to perform services under contracts for design, planning, execution, analysis and reporting for the AN/ALQ-161A preprocessor flight software for Warner Robins Air Logistics Center, navy threat validation support for China Lake Naval Air Warfare Center, and technical and engineering support to various Boeing Satellite Systems programs.

     We designed and produced a line of electronic test equipment for electronic warfare testing, data acquisition, and radar simulation. In 2002, we continued to receive orders for our AN/PLM-4 Radar Signal Simulators from the U.S. Air Force and international customers.

     Net sales of professional and engineering services represented 18% of consolidated net sales in 2002, 16% in 2001 and 13% in 2000.

                       COMMUNICATIONS AND SPACE PRODUCTS

     Our Communications and Space Products segment, which accounted for 14% of consolidated net sales in 2002, 15% in 2001 and 14% in 2000, includes antenna products, communications products and space sensor products.

ANTENNA PRODUCTS

     We design and produce antenna systems for a wide variety of military and commercial applications including communications, electronic warfare, navigation (including global positioning), radar and wireless Local Area Networks, or LANs. Our antenna business is approximately 60% military and 40% commercial. Our military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, unmanned aerial vehicles (UAVs), satellites, aircraft carriers and other surface ships, submarines, and ground vehicles. Our commercial antennas are used on commercial airliners as well as general aviation aircraft.

     We have a broad customer and product base in this business. In 2002, we sold more than 50,000 antennas of 200 different types to more than 350 different original equipment manufacturers and after-market customers. A large portion of our revenue results from spare part sales and repair services for an installed base of antennas in excess of 500,000 units.

     In 2002, we made substantial progress toward developing new antenna products via internally funded and customer sponsored research and development. During this period, we entered into major contracts for development of low observable, anti-jam global positioning satellite (GPS) and extremely wide bandwidth electronic warfare and communication antenna systems.

COMMUNICATIONS AND COUNTERMEASURES PRODUCTS

     We design and manufacture interference cancellation and mitigation systems as well as a secure voice system for a variety of platforms. Both domestic and international customers use these products to enhance or protect the communications of their air, land, and sea forces from unintentional radio interference. This technology can also be applied to defend certain navigation systems from intentional interference or jamming. We also design and manufacture countermeasures systems to defend troops and high value assets from proximity fused munitions. This same jamming technology can be used against several new or existing communications media. This capability is being exploited for counter-terrorism and homeland defense purposes.

SPACE PRODUCTS

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

                              ENGINEERED MATERIALS

     Our Engineered Materials segment, which accounted for 12% of consolidated net sales in 2002, 14% in 2001 and 17% in 2000, includes electro-ceramic products and advanced fiber composite structural products.

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

     Work continued in 2002 on a contract awarded from the U.S. Navy in 1999 for development and production of a new underwater communications transducer, called the TR232. Deliveries under this contract are expected to extend into 2004. Additionally, we were awarded a contract by the U.S. Navy for initial production of hydrophone stave assemblies used in the Wide Aperture Array sonar systems installed in Los Angeles and Seawolf class attack submarines. Initial deliveries under this contract commenced in 2001 and extend through 2004.

     Additionally in 2002 we were awarded a contract to provide AN/SQS-53 C sonar arrays to the Naval Sea Systems Command for use by U.S. Navy warships, including the Arleigh Burke class guided missile destroyers. Our initial contract is valued at approximately $6.3 million. The SQS-53C sonar array is part of the AN/SQQ-89 undersea warfare combat system. We will provide the complete sonar array including piezoelectric ceramic materials, transducers, array frames and associated cable assemblies. Our high power transducers form the key active sensor used to detect, classify and localize underwater threats to U.S. naval forces. Initial deliveries are scheduled into 2005. If all options are exercised, deliveries will extend to approximately 2010.

ADVANCED FIBER COMPOSITE STRUCTURAL PRODUCTS

     Our fiber-reinforced advanced structural product capabilities include design, development, qualification, production and after-market support. Our primary focus includes commercial and military aviation, defense systems, specialty medical products and offshore oil-drilling markets. We remain the exclusive supplier of vacuum waste tanks for all of Boeing Seattle's commercial aircraft. In 2002, we successfully transitioned medical tanks, which are part of portable dialysis filtration systems, from design and development to a production product.

     In 2002, we received contracts from Sikorsky Helicopter to produce composite structures for the new Comanche helicopter. Also in 2002, we completed the fabrication and installation of topside piping systems for one Korean and one Malaysian offshore oil platform. Production contracts for composite piping on three large Gulf of Mexico deep-water oil platforms also started in 2002.

                            DISCONTINUED OPERATIONS

     In January 2000, we sold our satellite orientation sensor products business, Barnes Engineering Company. See Note 3 on pages 41 and 42 of this Report.

                            RESEARCH AND DEVELOPMENT

     Research and development, performed under development contracts with customers and at our own expense, is an important element to the success of our business. Research and development programs are intended to develop new products and assess their market potential, and to extend the capability of existing products. Our research and development efforts involve about 139 employees in the fields of communications and space, antennas, electronic warfare, combat systems, and acoustic, electronic, hydrodynamic, aerodynamic, structural and material engineering.

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

     Principal current company-funded research and development includes: digital signal processing technology suitable for improved performance and functionality for ELINT and ESM systems; image and signal processing and other improvements for combat systems; improvements to minesweeping technology; new techniques for aircraft weapons carriage systems; application of composites for structural uses; development of communication equipment, including fiber optic equipment; electronic countermeasures and low observable and advanced antennas, including anti-jam GPS variants; improvements to sonar systems, including processing and detection enhancements; improvements for noise reduction and interference cancellation; modifications to our base of combat systems software products to allow seamless migration of these products to the latest generation of computer hardware architectures; development of new piezoelectric and composite materials; and development of new capabilities for our Field Test Simulator product to increase the functionality and flexibility of operation.

     The following table sets forth research and development expenditures for the years presented.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Customer-sponsored......................................  $38,300   $35,700   $38,400
Company-funded..........................................    8,500     8,700     5,400
                                                          -------   -------   -------
  Total.................................................  $46,800   $44,400   $43,800
                                                          =======   =======   =======

                       MARKETING AND INTERNATIONAL SALES

     Sales of our defense products to both the U.S. and foreign governments are usually made under negotiated long-term contracts or subcontracts covering one or more years of production. We believe that our long history of association with our military customers is an important factor in our overall business, and that the experience gained through this history has enhanced our ability to anticipate our customers' needs. Our approach to our defense business is to anticipate specific customer needs and to develop systems to meet those needs either at our own expense or pursuant to research and development contracts. Many of our employees, including our Chief Executive Officer and our Vice President -- Washington Operations, are actively involved in the marketing of our defense products in the U.S. and abroad. We also have about 50 international sales representatives concentrating on the marketing of our defense products in foreign countries.

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

     Export sales comprised 15% of consolidated net sales in 2002, 15% in 2001 and 18% in 2000.

                                    BACKLOG

     We define backlog as the funded value of contract awards and orders received from customers, which have not been recognized as sales. Backlog does not include contract awards received from the U.S. Government for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts. As of December 31, 2002 our total backlog was about $375.0 million as compared with $294.8 million as of December 31, 2001. Approximately 71% of the total backlog at December 31, 2002 is scheduled for delivery in 2003. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms on which we have a strong strategic position.

                              GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 75% of our 2002 consolidated net sales compared with 69% in 2001 and 63% in 2000, and consisted primarily of sales to the U.S. DoD. Such sales do not include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program.

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

     We purchase some materials and components used in our systems and equipment from independent suppliers. These materials and components are normally not purchased under long-term contracts unless a long-term sales contract with one of our customers so requires. We believe that most of the items we purchase are obtainable from a variety of suppliers. We normally seek to have alternative sources for major items, although we are sometimes dependent on a single supplier or a few suppliers for some items.

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

                                 ENVIRONMENTAL

     Refer to Note 18 on page 55 of this Report for information regarding the cost of compliance with environmental regulations.

                                   EMPLOYEES

     As of December 31, 2002, we employed 1,931 persons.

ITEM 2.  PROPERTIES

     All of our facilities except for the Deer Park, NY facility are leased. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. However, in light of recent acquisitions, we are reviewing the status of all of our facilities. We believe that, with respect to leases which expire during 2003 and 2004, we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 17 on page 55 of this Report.

     Set forth below is a listing of our principal plants and other materially important physical properties.

                                                                                    APPROXIMATE
                                                                                     FLOOR AREA
                                              SEGMENT              LOCATION         (IN SQ. FT.)
                                         ------------------  --------------------   ------------
Antenna Products and Technology and
  Defense Programs and Technologies...   Communications and  Deer Park, NY            726,000
                                         Space Products and
                                         Defense
Reconnaissance and Surveillance
  Systems.............................   Defense             Morgan Hill, CA          160,000
Electro-Ceramic Products..............   Engineered          Salt Lake City, UT       117,000
                                         Materials
Fiber Science.........................   Engineered          Salt Lake City, UT       105,000
                                         Materials
Marine & Aircraft Systems.............   Defense             North Amityville, NY      92,000
Communications and Countermeasures
  Systems.............................   Communications and  Simi Valley, CA           43,000
                                         Space Products
American Nucleonics Corporation.......   Communications and  Westlake Village, CA      40,000
                                         Space Products
Combat Systems........................   Defense             Chesapeake, VA            37,000
Technical Services Operations.........   Defense             Lancaster, CA             33,000
                                                             Alexandria & Falls
Professional Services.................   Defense             Church, VA                32,000
Specialty Plastics....................   Engineered          Baton Rouge, LA           29,000
                                         Materials
M. Technologies.......................   Defense             Huntingdon, PA            14,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business, including various environmental actions described in Note 18 on page 55 of this Report. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, cash flow or overall results of operations. The following is a description of certain proceedings:

     U.S. v. EDO Corporation et al.; EDO Corporation et al. v. Elinco Associates L.P. et al. (United States District Court, District of Connecticut). The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site in Norwalk, CT. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and the Company is unable to determine whether the EPA will address the third operable unit or, if it does, whether it will conclude that specific remedial response action will be required for it, and in such event, what the costs, if any, or the Company's degree of responsibility will be. As of December 31, 2002, the Company estimates that its discounted liability over the remainder of the twenty-three years related to the two operable units is approximately $2.3 million. See also Note 18 on page 55 of this Report.

     Technip Offshore Inc. v. EDO Fiber Science and EDO Corporation (U.S. District Court for the Southern District of Texas). Technip Offshore Inc. (Technip), a U.S. subsidiary of Technip-Coflexip, S.A., a French corporation, brought a declaratory judgment action seeking a declaration that Technip Offshore Inc. is the owner of a patent application jointly filed by Technip and the Company and that Technip has not breached an agreement with the Company by offering to sell products described in the patent application to certain third parties. The Company has denied the allegations and filed a counterclaim seeking damages pursuant to certain agreements between the Company and Technip. Technip does not seek damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" on page 25 and "Dividends" on page 25, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 29 through 31 and Note 9 on pages 43 and 44 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                        EDO CORPORATION AND SUBSIDIARIES
                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORTS)

                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Net sales.................................  $328,876   $259,961   $206,822   $97,936   $81,403
  Costs and expenses:
  Cost of sales...........................   240,850    189,733    151,512    72,337    57,817
  Selling, general and administrative.....    47,584     34,013     29,205    13,602    11,649
  Research and development................     8,492      8,750      5,371     2,748     2,382
  Unusual expenses (income)(a)............     2,565        389     11,495        --    (2,200)
                                            --------   --------   --------   -------   -------
                                             299,491    232,885    197,583    88,687    69,648
                                            --------   --------   --------   -------   -------
Operating earnings........................    29,385     27,076      9,239     9,249    11,755
Net interest expense......................    (4,956)    (2,216)    (2,438)     (785)     (428)
Other non-operating (expense) income,
  net.....................................       (95)      (971)      (216)      230      (100)
                                            --------   --------   --------   -------   -------
                                              (5,051)    (3,187)    (2,654)     (555)     (528)
                                            --------   --------   --------   -------   -------

                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings before income taxes and
  cumulative effect of a change in
  accounting principle....................    24,334     23,889      6,585     8,694    11,227
Income tax expense........................   (10,342)    (9,210)    (5,264)   (2,610)     (880)
                                            --------   --------   --------   -------   -------
Earnings (loss) before cumulative effect
  of a change in accounting principle
  from:
  Continuing operations...................    13,992     14,679      1,321     6,084    10,347
  Discontinued operations.................        --        273         --    (4,064)   (2,116)
                                            --------   --------   --------   -------   -------
Earnings before cumulative effect of a
  change in accounting principle..........    13,992     14,952      1,321     2,020     8,231
Cumulative effect of a change in
  accounting principle, net of tax of
  $790(b).................................    (3,363)        --         --        --        --
Dividends on preferred shares(c)..........        --        194        881     1,000     1,063
                                            --------   --------   --------   -------   -------
Net earnings available for common
  shares..................................  $ 10,629   $ 14,758   $    440   $ 1,020   $ 7,168
                                            ========   ========   ========   =======   =======
PER COMMON SHARE DATA:
Basic net earnings (loss):
  Continuing operations...................  $   0.82   $   1.14   $   0.05   $  0.76   $  1.42
  Discontinued operations.................        --       0.02         --     (0.61)    (0.33)
                                            --------   --------   --------   -------   -------
Basic net earnings before cumulative
  effect of a change in accounting
  principle...............................      0.82       1.16       0.05      0.15      1.09
Cumulative effect of a change in
  accounting principle....................     (0.20)        --         --        --        --
                                            --------   --------   --------   -------   -------
Basic net earnings........................  $   0.62   $   1.16   $   0.05   $  0.15   $  1.09
                                            --------   --------   --------   -------   -------
Diluted net earnings (loss):
  Continuing operations...................  $   0.81   $   1.09   $   0.05   $  0.65   $  1.21
  Discontinued operations.................        --       0.02         --     (0.50)    (0.27)
                                            --------   --------   --------   -------   -------
Diluted net earnings before cumulative
  effect of a change in accounting
  principle...............................      0.81       1.11       0.05      0.15      0.94
Cumulative effect of a change in
  accounting principle....................     (0.20)        --         --        --        --
                                            --------   --------   --------   -------   -------
Diluted net earnings......................  $   0.61   $   1.11   $   0.05   $  0.15   $  0.94
                                            ========   ========   ========   =======   =======
Cash dividends per common share...........  $   0.12   $   0.12   $   0.12   $  0.12   $ 0.115
Weighted-average common shares
  outstanding:
  Basic...................................    17,080     12,776      9,601     6,701     6,549
  Diluted.................................    17,379     14,254     10,662     8,032     7,785
OTHER DATA:
EBITDAP(d)................................  $ 51,184   $ 37,037   $ 27,307   $11,127   $ 9,606
Depreciation and amortization.............    11,321     11,396      9,441     3,390     2,343
Capital expenditures......................     7,093     14,298      3,861     4,032     3,133
Backlog...................................   375,029    294,812    252,888   133,880   130,151
                                            --------   --------   --------   -------   -------

                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, marketable
  securities and restricted cash..........  $159,860   $ 58,031   $ 16,621   $29,642   $33,510
Working capital...........................   204,382    105,177     37,552    35,110    32,674
Total assets..............................   481,574    285,630    214,254   124,491   124,630
Total debt(e).............................   137,800        463     49,444    36,483    43,732
Shareholders' equity......................   168,273    174,498     65,818    40,241    38,051
                                            --------   --------   --------   -------   -------
RECONCILIATION OF GAAP EARNINGS TO
  EBITDAP:
Earnings before income taxes and
  cumulative effect of a change in
  accounting principle....................  $ 24,334   $ 23,889   $  6,585   $ 8,694   $11,227
Merger-related costs......................       567      1,318     11,495        --        --
Defined benefit pension plan curtailment
  loss....................................     1,998         --         --        --        --
Post-retirement curtailment gain..........        --       (929)        --        --        --
Litigation settlement income..............        --         --         --        --    (2,200)
Net interest expense......................     4,956      2,216      2,438       785       428
Depreciation and amortization.............    11,321     11,396      9,441     3,390     2,343
                                            --------   --------   --------   -------   -------
Subtotal -- EBITDA........................    43,176     37,890     29,959    12,869    11,798
Pension expense (income)..................     3,965     (2,634)    (4,495)   (1,742)   (2,192)
Employee Stock Ownership Plan compensation
  expense.................................     4,043      1,781      1,843        --        --
                                            --------   --------   --------   -------   -------
EBITDAP...................................  $ 51,184   $ 37,037   $ 27,307   $11,127   $ 9,606
                                            ========   ========   ========   =======   =======

---------------

 (a) Reflects $0.2 million and $0.4 million in 2002 for the write-off of purchased in-process research and development ("IPR&D") and other merger-related costs, respectively, associated with our acquisition of the assets of Condor Systems, Inc., as well as a $2.0 million curtailment loss associated with our defined benefit pension plan; a $0.9 million post-retirement curtailment gain in 2001; $1.3 million and $11.5 million in the years 2001 and 2000, respectively, for the write-off of IPR&D (in
     2000); and other EDO-AIL merger-related costs (in 2001 and 2000); and $2.2 million in 1998 of litigation settlement income.

(b) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See Note 1(g) to the consolidated financial statements as of and for the year ended December 31, 2002.

 (c) ESOP Convertible Cumulative Preferred Shares, Series A. On March 8, 2001, all outstanding preferred shares were converted into common shares. No preferred dividends were paid after March 8, 2001.

(d) EBITDAP consists of earnings from continuing operations before interest, taxes, depreciation, amortization and non-cash pension and non-cash employee stock ownership plan compensation expense, excluding a defined benefit pension plan curtailment loss in 2002, a post-retirement curtailment gain in 2001, the write-off of IPR&D in 2002 and 2001, merger-related costs in 2002, 2001 and 2000, and litigation settlement income in 1998. Items excluded from EBITDAP are significant components in understanding and assessing our financial performance. EBITDAP is a measure commonly used by financial analysts and investors to evaluate financial results of companies in our defense and aerospace industry and, therefore, we believe it provides useful information to investors. EBITDAP should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDAP is not a measure of financial performance determined in accordance with accounting principles generally accepted in the United States and is susceptible to varying calculations among companies, EBITDAP as presented may not be comparable to similarly titled measures of other companies.

(e) Includes note payable, Employee Stock Ownership Trust loan obligation and current portions of long-term debt.

ITEMS 7. AND 7A. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

     EDO Corporation (the "Company") is a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical, standard equipment on a wide range of military programs. We have three reporting segments: Defense, Communications and Space Products, and Engineered Materials, which represented 74%, 14% and 12%, respectively, of our net sales for the year ended December 31, 2002.

     Our Defense segment provides integrated front-line warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control and communications systems and professional, operational, technical and information technology services for military forces and governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and advanced fiber composite structural products for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries.

ACQUISITIONS AND DISPOSITION

     On July 26, 2002, we acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its subsidiary (together, "Condor") based in Morgan Hill and Simi Valley, California for $61.9 million in cash, in addition to transaction costs of $4.1 million, and the assumption of certain normal employee benefit obligations, certain trade and supplier payables and certain other accrued liabilities, primarily related to contract loss reserves. We also assumed $28.0 million in outstanding standby letters of credit. Condor had been operating under the protection of Chapter 11 of the U.S. Bankruptcy Code. We expect the acquisition of Condor to expand our electronic warfare business in the areas of reconnaissance and surveillance systems and communications and countermeasures systems. Condor became part of our Defense and Communications and Space Products segments and was accretive to earnings in 2002.

     In October 2001, we acquired Dynamic Systems, Inc., a privately held company based in Alexandria, Virginia for $13.9 million in cash, including transaction costs. Dynamic Systems, Inc. became part of our Defense segment and provides professional and information technology services primarily to the Department of Defense and other government agencies. For the 12-month period prior to the acquisition, Dynamic Systems Inc. had revenues of approximately $15.0 million.

     On April 28, 2000, one of our wholly-owned subsidiaries merged with AIL Technologies Inc. ("AIL"). Under the merger agreement and share purchase agreements with certain AIL shareholders, all of the outstanding shares of common stock and preferred stock of AIL were exchanged for 6,553,194 newly issued EDO common shares valued at $39.4 million and cash payments aggregating $13.3 million. The merged company assumed AIL debt of $29.7 million. Of the newly-issued shares, 5,270,540 were held in trust by AIL's Employee Stock Ownership Plan (the "AIL ESOP"). As of January 1, 2001, the AIL ESOP and the existing EDO Employee Stock Ownership Plan ("EDO ESOP") were merged into a single plan (the "ESOP"). As of March 8, 2001, the existing preferred shares in the EDO ESOP were converted into approximately 1,067,281 of our common shares. In our public offering completed October 30, 2001, the ESOP sold 1,458,900 shares reducing its ownership of EDO to about 23% of outstanding common shares as of December 31, 2001. As of December 31, 2002, the ESOP owns approximately 22% of outstanding common shares.

     Each of the above acquisitions has been accounted for as a purchase business combination and is included in our results of operations from its acquisition date. The results of operations for the periods presented are affected by the timing of these acquisitions.

     In January 2000, we sold our satellite orientation sensor products business, Barnes Engineering Company. Accordingly, our consolidated financial statements treat the satellite products business as a discontinued operation. Revenues, costs and expenses, assets and liabilities, and cash flows associated with the satellite products business have been excluded from the respective captions in the consolidated financial statements and discussion below.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

     We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the critical accounting policies employed by us:

  REVENUE RECOGNITION

     Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries and other milestones are achieved or services are provided. These projections are revised throughout the lives of the contracts. Adjustments to profits resulting from such revisions are made cumulative to the date of change and may affect current period earnings.

     Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, price competition and general economic conditions. Estimated losses on long-term contracts are recorded when identified. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made.

  INVENTORIES

     Inventories under long-term contracts and programs reflect all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of our defense contracts), less the portion of such costs charged to cost of sales. Inventory costs in excess of amounts recoverable under contracts and which relate to a specific technology or application and which may not have alternative uses are charged to cost of sales when such circumstances are identified. All other inventories are stated at the lower of cost (principally first-in, first-out method) or market.

     From time to time, we manufacture certain products prior to receiving firm contracts in anticipation of future demand. Such costs are inventoried and are incurred to help maintain stable and efficient production schedules.

     Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change, new product development and/or revised estimates of future product demand. If inventory is determined to be overvalued due to one or more of the above factors, we would be required to recognize such loss in value at the time of such determination.

     Under the contractual arrangements by which progress payments are received, the United States Government has a title to or a security interest in the inventories identified with related contracts.

  PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to our business model, changes in our capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives.

     Long-lived assets, other than goodwill, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to factors such as technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.

  PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

     We sponsor defined benefit pension and other retirement plans in various forms covering all eligible employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines and in conjunction with our actuarial consultants. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

FINANCIAL HIGHLIGHTS

     For 2002, earnings before cumulative effect of a change in accounting principle available for common shares were $14.0 million or $0.81 per diluted share. In 2002, we recorded a $3.4 million net of tax charge ($0.20 per diluted share) to account for the cumulative effect of a change in accounting principle upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." This charge occurred in the Engineered Materials segment and is comprised of $2.3 million and $1.9 million of impaired goodwill and trademark, respectively, offset by a tax benefit of $0.8 million. Including the cumulative effect, net earnings available for common shares were $10.6 million or $0.61 per diluted share. The 2002 results include pretax merger-related costs of $0.6 million associated with our acquisition of Condor in July 2002 and a pretax defined benefit pension plan curtailment loss of $2.0 million.

     Net sales for 2002 increased 26.5% to $328.9 million from $260.0 million for 2001, reflecting five months of Condor's net sales in 2002, as well as increases in sales of technology services attributable to twelve months of Dynamic Systems' net sales in 2002 as compared to approximately three months in 2001 due to its acquisition in October 2001. In addition, there were increases in sales of electronic warfare equipment, aircraft weapons suspension and release systems, sonar systems, antenna products, electro-ceramic products and advanced fiber composite structural products, partially offset by a net decrease in our remaining product lines. Results of the former Condor business were included from the acquisition date of July 26, 2002 and accounted for approximately $36.3 million or 11.1% of 2002 net sales.

     On April 2, 2002, we completed our offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007 (the "Notes") and received $133.7 million, net of commissions paid. On November 8, 2002, we negotiated with a consortium of banks to increase our credit facility's borrowing capacity from $69.0 million to $140.0 million and again, on December 20, 2002, from $140.0 million to its current limit of $200.0 million.

     On October 30, 2001, we completed a public offering of 3,716,100 shares of our common stock, resulting in net proceeds to us of approximately $81.5 million. On November 27, 2001, we completed the redemption of all of our outstanding 7% Convertible Subordinated Debentures due 2011 (the "Debentures"). Debentures with an aggregate outstanding face value of $22.1 million were converted into 1,005,250 common shares and Debentures with an aggregate face value of $0.2 million were redeemed for cash plus accrued interest.

RESULTS OF OPERATIONS

  COMPARISON OF 2002 TO 2001

     Net sales by segment were as follows:

                                                        TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                       ---------------------   INCREASE FROM
SEGMENT                                                  2002         2001     PRIOR PERIOD
-------                                                --------     --------   -------------
                                                       (DOLLARS IN MILLIONS)
Defense..............................................   $243.5       $183.5        32.7%
Communications and Space Products....................     47.3         40.0        18.3%
Engineered Materials.................................     38.1         36.5         4.5%
                                                        ------       ------        ----
Total................................................   $328.9       $260.0        26.5%
                                                        ======       ======        ====

     Net sales for the year ended December 31, 2002 increased 26.5% to $328.9 million from $260.0 million of net sales from continuing operations for the year ended December 31, 2001. This increase comprised sales growth of $60.0 million for the Defense segment, $7.3 million for the Communications and Space Products segment and $1.6 million for the Engineered Materials segment.

     In the Defense segment, $28.7 million or 47.8% of the net increase was attributable to five months of sales of Condor since its acquisition on July 26, 2002. Additionally in the Defense segment, there were increases in sales of technology services attributable to twelve months of Dynamic Systems' net sales in 2002 as compared to approximately three months in 2001 due to its acquisition in October 2001, electronic warfare equipment attributable in part to the Universal Exciter Upgrade program, aircraft weapons suspension and release systems due in part to efforts on the production phase of the AMRAAM Vertical Eject Launcher program for the F-22, efforts on the production lots of the BRU-57 Multiple-Carriage Smart Bomb Rack platform with the U.S. Air Force, efforts on the Joint Strike Fighter's suspension and release subsystem and weapons release units programs and development efforts associated with the Small Diameter Bomb program. There was also an increase in our sales of undersea sonar systems. These increases in the Defense segment were partially offset most notably by the decreases in sales of mine countermeasures systems as well as integrated combat systems, the latter of which was due primarily to the delay in orders anticipated to be awarded to us in 2002 from international customers.

     In the Communications and Space Products segment, $7.6 million of the net increase in sales was attributable to sales of electronic protection systems from the aforementioned acquisition of Condor. Additionally, sales increases in our antenna product line were more than offset by decreases in sales of our space sensor communication products.

     In the Engineered Materials segment, there were increases in sales of electro-ceramic products, attributable to transducers and sonar arrays, and advanced fiber composite structural products.

     Operating earnings for the year ended December 31, 2002 were $32.0 million or 9.7% of net sales, before the write-off of $0.2 million of purchased in-process research and development ("IPR&D") and $0.4 million of other merger-related costs associated with our acquisition of the assets of Condor, as well as a $2.0 million defined benefit pension plan curtailment loss. This compares to operating earnings for the year ended December 31, 2001 of $27.5 million or 10.6% of net sales, before EDO-AIL merger-related costs of $1.3 million and a post-retirement benefits curtailment gain of $0.9 million. Including the respective aforementioned charges or gain in each year, operating earnings for the year ended December 31, 2002 were $29.4 million or 8.9% of net sales compared to $27.1 million or 10.4% of net sales for the year ended December 31, 2001. The decrease in operating margin for the year ended December 31, 2002 compared to the year ended December 31, 2001 was due primarily to the recording of $6.0 million of defined benefit pension plan expense, which includes $2.0 million of a curtailment loss, and ESOP compensation expense of $4.0 million in 2002 compared to $2.6 million of pension income and $1.8 million of ESOP compensation expense in 2001. The change to pension expense in 2002 from pension income in 2001 was due primarily to continued poor performance of plan assets invested in the stock market and the lowering of the discount rate in 2002 reflecting the general decline in interest rates. Additionally, pension expense in 2002 included a $2.0 million curtailment loss upon an amendment to the pension plan whereby benefits accrued were frozen as of December 31, 2002. The increase in ESOP compensation expense is attributable in part to our higher average stock price in 2002 compared to 2001. Pension and ESOP compensation expense or income is allocated between cost of sales and selling, general and administrative expense.

     The Defense segment's operating earnings for the year ended December 31, 2002 were $28.7 million or 11.8% of this segment's net sales compared to operating earnings for the year ended December 31, 2001 of $21.9 million or 11.9% of this segment's net sales. The increase in operating earnings in the Defense segment is due primarily to the completion of some MK-105 Mod 4 mine countermeasures systems in 2002 and final deliveries of Lots 4 and 5 of the Universal Exciter Upgrade program resulting in additional profit based on final costs at completion compared to prior estimates. These increases were offset in part by a decrease in aircraft weapons suspension and release systems resulting from a shift from primarily production efforts last year to lower-margin non-recurring development efforts on recently awarded long-term programs. The Communications and Space Products segment's operating loss for the year ended December 31, 2002 was $0.4 million or 0.9% of this segment's net sales compared to a loss of $0.4 million or 1.0% of this segment's net sales in 2001. Included in the 2002 operating loss was a $1.5 million charge taken in the first quarter to provide for manufacturing inefficiencies resulting from lowering our production levels of the Ku-Band down converter. Such production level decrease was prompted primarily by one of our primary customer's decrease in its forecasted demand for our Ku-Band down converters. The Engineered Materials segment's operating earnings for the year ended December 31, 2002 were $3.2 million or 8.3% of this segment's net sales compared to operating earnings for the year ended December 31, 2001 of $4.6 million or 12.6% of this segment's net sales. The net decrease in the Engineered Materials segment's operating earnings was due primarily to the aforementioned pension expense in 2002 compared to pension income in 2001, as well as a decrease in contribution from fiber composite waste tanks, due primarily to the commercial aviation industry's decreased demand for such tanks in 2002.

     Selling, general and administrative expenses for the year ended December 31, 2002 increased to $47.6 million or 14.5% of net sales from $34.0 million or 13.1% of net sales for the year ended December 31, 2001. This increase was primarily attributable to the acquisition of Condor in July 2002, twelve months of

Dynamic Systems' expenses in 2002, and the aforementioned change to pension expense in 2002 compared to pension income in 2001 and increased ESOP compensation expense.

     Research and development expense for the year ended December 31, 2002 decreased to $8.5 million or 2.6% of net sales from $8.8 million or 3.4% of net sales for the year ended December 31, 2001. The decrease was primarily attributable to higher expenditures in the Communications and Space Products segment in 2001 relating to fiber optics product development.

     Interest expense, net of interest income, for the year ended December 31, 2002 increased 123.6% to $5.0 million from $2.2 million for the year ended December 31, 2001, due primarily to interest expense associated with our $137.8 million principal amount Notes, increased amortization expense of deferred debt issuance costs associated with the offering of the Notes and increased amortization of deferred financing costs associated with our credit facility amended in November 2002, partially offset by an $0.8 million increase in interest income due primarily to a higher average cash and cash equivalent balance resulting from our offering of the Notes in April 2002 and stock offering in 2001. Interest expense for the year ended December 31, 2001 consisted primarily of interest expense on our Debentures, which were fully converted into common shares or redeemed in the fourth quarter of 2001.

     Income tax expense reflects our effective rate of 42.5% for the year ended December 31, 2002 compared to 38.6% for the year ended December 31, 2001. The increase in the effective tax rate was principally attributable to the increased amount of nondeductible, non-cash ESOP compensation expense and increase in state taxes in 2002.

     For the year ended December 31, 2002, earnings available for common shares before cumulative effect of a change in accounting principle decreased to $14.0 million or $0.81 per diluted common share on 17.4 million diluted shares from $14.8 million or $1.11 per diluted common share on 14.3 million diluted shares for the year ended December 31, 2001. For the year ended December 31, 2002, net earnings available for common shares after the cumulative effect of a change in accounting principle decreased to $10.6 million or $0.61 per diluted common share on 17.4 million diluted shares from $14.8 million or $1.11 per diluted common share on 14.3 million diluted shares for the year ended December 31, 2001. The cumulative effect of a change in accounting principle for the year ended December 31, 2002 was recorded as of January 1, 2002 and is shown net of a tax benefit of $0.8 million on the consolidated statement of earnings. This charge pertained to the impairment of goodwill and a trademark resulting from impairment tests performed in 2002, as required by SFAS No. 142. The impairment occurred in the Engineered Materials segment and is comprised of the following:
$2.2 million and $1.9 million of goodwill and a trademark, respectively, related to our acquisition of Specialty Plastics and $0.1 million of goodwill related to our acquisition of Zenix.

     Dividends on preferred shares for the year ended December 31, 2001 were $0.2 million. On March 8, 2001, we converted all of our outstanding preferred shares into 1,067,281 common shares. No preferred dividends were paid after March 8, 2001.

  COMPARISON OF 2001 TO 2000

     Net sales by segment were as follows:

                                                             TWELVE MONTHS
                                                           ENDED DECEMBER 31,       INCREASE
                                                         ----------------------    FROM PRIOR
SEGMENT                                                    2001         2000         PERIOD
-------                                                  ---------    ---------    ----------
                                                         (DOLLARS IN MILLIONS)
Defense................................................    $183.5       $142.0        29.0%
Communications and Space Products......................      40.0         30.0        33.0%
Engineered Materials...................................      36.5         34.8         5.0%
                                                           ------       ------        ----
Total..................................................    $260.0       $206.8        26.0%
                                                           ======       ======        ====

     Net sales for the year ended December 31, 2001 increased 26.0% to $260.0 million from $206.8 million for the year ended December 31, 2000. This increase comprised sales growth of $41.5 million for the Defense segment, $10.0 million for the Communications and Space Products segment and $1.7 million for the Engineered Materials segment. Of this sales growth, $26.9 million in the Defense segment and $10.0 million in the Communications and Space Products segment was attributable to the EDO-AIL merger. Since the EDO-AIL merger was completed at the end of April 2000, the twelve months of 2000 reflected eight months of combined operations, while 2001 reflected a full twelve months of combined operations. In addition, there were increases in sales of aircraft weapons suspension and release systems, integrated combat systems, technology services, electroceramic products and advanced fiber composite structural products for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Operating earnings from continuing operations for the year ended December 31, 2001 (before considering one-time EDO-AIL merger-related costs of $1.3 million in 2001 and $11.5 million in 2000 and before a post-retirement benefits curtailment gain of $0.9 million in 2001) increased to $27.5 million or 10.6% of net sales from $20.7 million or 10.0% of net sales for the year ended December 31, 2000. The increase in operating earnings was attributable to the EDO-AIL merger as well as earnings from completed mine countermeasures contracts and increased margins in electro-ceramic products. These increases were partially offset by losses in the Communications and Space Products segment on development programs. For the year ended December 31, 2001, net earnings available for common shares increased to $14.8 million or $1.11 per diluted common share on
14.3 million diluted shares from $0.4 million or $0.05 per diluted common share on 10.7 million diluted shares for the year ended December 31, 2000.

     Selling, general and administrative expenses for the year ended December 31, 2001 increased to $34.0 million or 13.1% of net sales from $29.2 million or 14.1% of net sales for the year ended December 31, 2000. This increase was primarily attributable to the EDO-AIL merger and increased bid and proposal costs.

     Research and development expense for the year ended December 31, 2001 increased to $8.8 million or 3.4% of net sales from $5.4 million or 2.6% of net sales for the year ended December 31, 2000. The increase was primarily attributable to expenditures in the Communications and Space Products segment relating to fiber optics product development.

     Interest expense, net of interest income, for the year ended December 31, 2001 decreased to $2.2 million from $2.4 million for the year ended December 31, 2000.

     Income tax expense reflected our effective rate of 38.6% for the year ending December 31, 2001. This compares to an income tax expense at an effective rate of 79.9% for the year ended December 31, 2000. The effective tax expense of 79.9% for the year ended December 31, 2000 was principally attributable to a write-off of $6.7 million of purchased in-process research and development and other expenses associated with the EDO-AIL merger that were not deductible for income tax purposes.

     Dividends on preferred shares for the year ended December 31, 2001 decreased to $0.2 million from $0.9 million for the year ended December 31, 2000, due to the conversion of all outstanding preferred shares into 1,067,281 common shares on March 8, 2001. No preferred dividends were paid after March 8, 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT

     For the year ended December 31, 2002, IPR&D of $0.2 million related to a Condor project that had not reached technological feasibility and that had no alternative future uses. The amount allocated to such project was expensed as of the date of the acquisition.

     For the year ended December 31, 2001, IPR&D of $6.7 million related to an AIL project that had not reached technological feasibility and that had no alternative future uses. The amount allocated to such project was expensed as of the date of the EDO-AIL merger. This development project related to a generic satellite subsystem called a Ku-Ku Band Down Converter for the fixed satellite service market. The converter represented a single channel providing signal conversion from uplink frequencies in the 14GHz range to the downlink frequencies in the 12GHz range. At the time of the EDO-AIL merger, it was estimated that 90% of the development effort had been completed and the remaining development effort would take about six months to complete. This project was completed, resulting in sales of Ku-Ku Band Converters in 2001. During 2000 and the first six months of 2001, the efforts required to develop the in-process technology of this project into commercially viable products principally related to the completion of planning, designing, prototyping and testing functions that were necessary to establish that the down converter produced would meet its design specifications, including technical performance features and functional requirements.

LIQUIDITY AND CAPITAL RESOURCES

  BALANCE SHEET

     Our cash, cash equivalents and marketable securities increased 128.3% to $132.5 million at December 31, 2002 from $58.0 million at December 31, 2001. This increase was due primarily to the aforementioned issuance of the Notes in April 2002, which resulted in gross cash proceeds of $137.8 million before commissions of $4.1 million, and cash provided by operations of $31.9 million. The increase in cash and cash equivalents was offset by $59.0 million paid for the acquisition of Condor in July 2002, net of cash acquired, $4.1 million paid for transaction costs related to the Condor acquisition, $27.3 million of cash restricted to collateralize outstanding letters of credit, $7.1 million for the purchase of capital equipment and $2.4 million for the payment of common share dividends.

     During 2001, cash, cash equivalents and marketable securities increased to $58.0 million from $16.6 million, primarily due to the receipt of net proceeds of approximately $81.5 million from the sale of 3,716,100 common shares, $14.1 million provided by operations and $1.9 million from the exercises of stock options. These increases were partially offset by uses of $13.9 million for the acquisition of Dynamic Systems, $14.3 million for purchases of capital equipment, $3.2 million for the repurchase of Debentures, $4.9 million for the payment in full of the EDO ESOP loan obligation and $2.1 million for payment of common and preferred dividends.

     Restricted cash of $27.3 million at December 31, 2002 represents collateral backing 105% of outstanding letters of credit assumed in connection with the acquisition of Condor. As the letters of credit expire or are cancelled, the collateral will be released. In the fourth quarter of 2002, we increased our credit facility to $200.0 million, which will allow for issuance of letters of credit under the amended facility and the release of restricted cash.

     Accounts receivable increased 20.6% to $100.6 million at December 31, 2002 from $83.4 million at December 31, 2001 due primarily to the acquisition of Condor. Excluding the effects of Condor, accounts receivable increased $2.5 million from December 31, 2001.

     Inventories increased 41.3% to $32.4 million at December 31, 2002 from $22.9 million at December 31, 2001 due primarily to the acquisition of Condor. Excluding the effects of Condor, inventories increased $2.9 million from December 31, 2001.

     The notes receivable of $3.0 million at December 31, 2002 (of which $0.4 million is included in current assets at December 31, 2002) are comprised of a note related to the sale of property in Deer Park in June 2000, which had a balance of $1.1 million at December 31, 2002, and $1.9 million in notes related to the sale of our former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

     Contract advances increased 21.4% to $20.3 million at December 31, 2002 from $16.7 million at December 31, 2001 due to receipts of advances by Condor subsequent to its acquisition date, offset by the use of previously received advances for costs incurred on foreign contracts.

     In 2002, capital expenditures of $7.1 million, excluding the effects of the Condor acquisition, have decreased from the prior year as we incurred significant capital expenditures in 2001 at the Deer Park facility in anticipation of a potential sale leaseback, which did not occur in 2002. We are currently reviewing the status of Deer Park and all of our facilities in light of recent acquisitions.

  FINANCING ACTIVITIES

  Credit Facility

     At December 31, 2002, we have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005 and amended the $69.0 million credit facility in place at December 31, 2001.

     The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2002, LIBOR was approximately 1.4% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2002 or 2001. Letters of credit outstanding at December 31, 2002 pertaining to the credit facility were $31.5 million, resulting in $93.5 million available at year end for standby letters of credit, if needed.

     In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. As of December 31, 2002, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

     As of December 31, 2001, we had a $69.0 million long-term credit facility with a consortium of banks co-led by Mellon and EAB. This was the facility amended in 2002. The credit facility included $19.0 million in five-year term debt, payable in quarterly installments of $1.0 million, and $50.0 million in revolving debt. Borrowings under the agreement bore interest based on LIBOR plus an applicable margin of up to 2.00%, depending on the consolidated leverage ratio as defined in the agreement. Borrowings were secured by our accounts receivable, inventories and property, plant and equipment. Proceeds from the term debt were used to repay existing term debt acquired in the EDO-AIL merger. On October 31, 2001, all outstanding term debt of $14.2 million and all outstanding revolving debt of $20.8 million were paid in full with the proceeds of our public stock offering. At December 31, 2001, there were no borrowings under the $50.0 million revolving credit facility.

  5.25% Convertible Subordinated Notes due 2007

     In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued expenses on our consolidated balance sheet, at December 31, 2002 was $1.5 million.

     The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2002, there had been no conversions.

  7% Convertible Subordinated Debentures due 2011

     During the fourth quarter of 2001, the Company redeemed all of its outstanding Debentures. Debentures with an outstanding face value of $22.1 million were converted into 1,005,250 common shares under the conversion rights of the Debentures and $0.2 million face value was redeemed for cash plus accrued interest.

  Employee Stock Ownership Trust ("ESOT") Loan

     In July 2001, we paid in full our direct ESOT loan obligation with a balance of $4.9 million at an interest rate of 82% of the prime-lending rate. This obligation represented the bank borrowing by the EDO ESOT guaranteed by us. The EDO ESOT has serviced this obligation with the dividends received on our preferred shares and cash contributions from us. As described above under "Acquisitions and Disposition," as of January 1, 2001, the AIL ESOP and the existing EDO ESOP were merged into a single plan, and the preferred shares issued by us and held by the EDO ESOT were converted into 1,067,281 of our common shares, effective March 8, 2001. As of June 30, 2001, the merged ESOT restructured its indirect loan from us to extend the maturity date to December 31, 2017. As a result of the conversion of the preferred shares, debt service on the ESOP indirect loan will be funded by cash contributions from us.

     We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and servicing of the ESOP indirect loan. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

  COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2002, we have included the following table. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                         PAYMENTS DUE IN (IN MILLIONS):
                                                 -----------------------------------------------
                                                                                        2007 AND
                                                 TOTAL    2003    2004   2005    2006    BEYOND
                                                 ------   -----   ----   -----   ----   --------
5.25% Convertible Subordinated Notes due
  2007.........................................  $137.8   $  --   $ --   $  --   $ --    $137.8
Operating leases...............................    47.2     8.0    6.4     5.5    4.4      22.9
Letters of credit..............................    86.9    21.4    2.0    62.9    0.2       0.4
Advance payment and performance bonds..........     2.3     0.6     --      --     --       1.7
                                                 ------   -----   ----   -----   ----    ------
Total..........................................  $274.2   $30.0   $8.4   $68.4   $4.6    $162.8
                                                 ======   =====   ====   =====   ====    ======

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

  CONCENTRATION OF SALES

     We conduct a significant amount of our business with the United States Government. Domestic U.S. Government sales, including sales to prime contractors of the U.S. Government, accounted for approximately 75%, 69% and 63% of our total net sales for 2002, 2001 and 2000, respectively. In addition, sales from the Universal Exciter Upgrade program accounted for approximately 14%, 15% and 15% of our total net sales in 2002, 2001 and 2000, respectively. Although there are currently no indications of a significant change in the status of government funding of certain programs, should this occur, our results of operations, financial position and liquidity could be materially affected. Such a change could have a significant impact on our profitability and our stock price. This could also affect our ability to acquire funds from our credit facility due to covenant restrictions or from other sources. As of December 31, 2002, one customer, a prime contractor, in addition to the U.S. Government accounted for more than 10% of our consolidated accounts receivable.

  BACKLOG

     The funded backlog of unfilled orders at December 31, 2002 increased to $375.0 million from $294.8 million at December 31, 2001. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

NEW ACCOUNTING STANDARDS

  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. We adopted SFAS No. 142 effective January 1, 2002; however, the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of SFAS No. 141. Accordingly, the goodwill acquired in connection with the purchase of Dynamic Systems in October 2001 and Condor in July 2002 is not being amortized.

     We performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million charge, net of an $0.8 million tax benefit, occurred in the Engineered Materials segment and is comprised of $2.2 million and $1.9 million of impaired goodwill and trademark, respectively, related to the acquisition of Specialty Plastics and $0.1 million of impaired goodwill related to the acquisition of Zenix.

  IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment or Disposal of Long Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. We adopted SFAS No. 144 as of January 1, 2002. The effect of the adoption of this SFAS was not material to our operating results or financial position.

  EXIT OR DISPOSAL ACTIVITIES

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146, effective January 1, 2003, did not have a material effect on our consolidated financial statements.

  ACCOUNTING FOR STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and have been reflected in
Note 14 to the consolidated financial statements. We do not plan to voluntarily change our method of accounting for stock-based compensation. However, should we change our method of accounting for stock-based compensation in the future, that change would fall under the provisions of SFAS Nos. 123 and 148.

COMMON SHARE PRICES

     EDO common shares are traded on the New York Stock Exchange. As of February 26, 2003, there were 1,964 shareholders of record (brokers and nominees counted as one each).

     The price range in 2002 and 2001 was as follows:

                                                       2002                2001
                                                 -----------------   -----------------
                                                  HIGH       LOW      HIGH       LOW
                                                 -------   -------   -------   -------
1st Quarter....................................  31.1500   21.9900   15.1000    7.1875
2nd Quarter....................................  32.9000   25.9000   22.9500   12.7500
3rd Quarter....................................  28.4900   17.5000   28.7500   14.9100
4th Quarter....................................  22.6500   15.5000   31.9000   22.4000

DIVIDENDS

     During 2002 and 2001, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. The Company's credit facility places certain limits on the payment of cash dividends.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     The statements in this Annual Report and in oral statements that may be made by representatives of the Company relating to plans, strategies, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27(a) of the Securities Act of 1933 and Section 21(e) of the Securities Exchange Act of 1934. Forward looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to the following for each of the types of information noted below.

     U.S. and international military program sales, follow on procurement, contract continuance, and future program awards, upgrades and spares support are subject to: U.S. and international military budget constraints and determinations; U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices; and the general state of world military readiness and deployment.

     Commercial satellite programs and equipment sales, follow-on procurement, contract continuance and future program awards, upgrades and spares support are subject to: establishment and continuance of various consortiums for satellite constellation programs; delay in launch dates due to equipment, weather or other factors beyond our control; and development of sufficient customer base to support a particular satellite constellation program.

     Commercial product sales are subject to: success of product development programs currently underway or planned; competitiveness of current and future production costs and prices and market and consumer base development of new product programs.

     Achievement of margins on sales, earnings and cash flow can be affected by: unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of sales; underesti-
mation of anticipated costs on specific programs; the ability to effect acquisitions; and risks inherent in integrating recent acquisitions into our overall structure.

     Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates, nondeductibility of goodwill amortization and IPR&D acquired in a stock purchase business combination and the nondeductibility of our noncash ESOP compensation expense.

     The Company has no obligation to update any forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 2002           2001           2000
                                                              -----------    -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS:
  NET SALES.................................................   $328,876       $259,961       $206,822
                                                               --------       --------       --------
  COSTS AND EXPENSES
    Cost of sales...........................................    240,850        189,733        151,512
    Selling, general and administrative.....................     47,584         34,013         29,205
    Research and development................................      8,492          8,750          5,371
    Write-off of purchased in-process research and
       development and merger-related costs.................        567          1,318         11,495
    Defined benefit pension plan curtailment loss...........      1,998             --             --
    Post-retirement curtailment gain........................         --           (929)            --
                                                               --------       --------       --------
                                                                299,491        232,885        197,583
                                                               --------       --------       --------
  OPERATING EARNINGS........................................     29,385         27,076          9,239
  NON-OPERATING INCOME (EXPENSE)
    Interest income.........................................      1,729            915          1,881
    Interest expense........................................     (6,685)        (3,131)        (4,319)
    Other, net..............................................        (95)          (971)          (216)
                                                               --------       --------       --------
                                                                 (5,051)        (3,187)        (2,654)
                                                               --------       --------       --------
    Earnings from continuing operations before income taxes
       and cumulative effect of a change in accounting
       principle............................................     24,334         23,889          6,585
    Income tax expense......................................    (10,342)        (9,210)        (5,264)
                                                               --------       --------       --------
  EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE..............     13,992         14,679          1,321
DISCONTINUED OPERATIONS:
    Gain from discontinued satellite products business, net
       of tax...............................................         --            273             --
                                                               --------       --------       --------
  EARNINGS FROM DISCONTINUED OPERATIONS.....................         --            273             --
                                                               --------       --------       --------
EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.................................................     13,992         14,952          1,321
Cumulative effect of a change in accounting principle, net
  of tax of $790............................................     (3,363)            --             --
Dividends on preferred shares...............................         --            194            881
                                                               --------       --------       --------
NET EARNINGS AVAILABLE FOR COMMON SHARES....................   $ 10,629       $ 14,758       $    440
                                                               --------       --------       --------
EARNINGS (LOSS) PER COMMON SHARE:
  Basic:
    Continuing operations...................................   $   0.82       $   1.14       $   0.05
    Discontinued operations.................................         --           0.02             --
                                                               --------       --------       --------
Earnings per Common Share before Cumulative Effect of a
  Change in Accounting Principle............................   $   0.82       $   1.16       $   0.05
Cumulative effect of a change in accounting principle, net
  of tax....................................................      (0.20)            --             --
                                                               --------       --------       --------
NET EARNINGS PER COMMON SHARE-BASIC.........................   $   0.62       $   1.16       $   0.05
                                                               --------       --------       --------
  Diluted:
    Continuing operations...................................   $   0.81       $   1.09       $   0.05
    Discontinued operations.................................         --           0.02             --
                                                               --------       --------       --------
Earnings per Common Share before Cumulative Effect of a
  Change in Accounting Principle............................   $   0.81       $   1.11       $   0.05
Cumulative effect of a change in accounting principle, net
  of tax....................................................      (0.20)            --             --
                                                               --------       --------       --------
NET EARNINGS PER COMMON SHARE-DILUTED.......................   $   0.61       $   1.11       $   0.05
                                                               ========       ========       ========
UNAUDITED PRO FORMA AMOUNTS ASSUMING RETROACTIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE:
  Net Earnings Available for Common Shares..................         --       $ 15,329       $    933
  Basic Net Earnings per Common Share.......................         --       $   1.18       $   0.10
  Diluted Net Earnings per Common Share.....................         --       $   1.13       $   0.10
                                                               ========       ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $132,320     $ 57,841
  Restricted cash...........................................    27,347           --
  Marketable securities.....................................       193          190
  Accounts receivable, net..................................   100,594       83,407
  Inventories...............................................    32,406       22,937
  Deferred income tax asset, net............................     3,222        3,018
  Prepayments and other.....................................     3,133        2,346
                                                              --------     --------
     Total current assets...................................   299,215      169,739
                                                              --------     --------
Property, plant and equipment, net..........................    64,472       62,255
Notes receivable............................................     2,556        2,910
Goodwill....................................................    61,352       22,874
Other intangible assets.....................................    11,867          325
Deferred income tax asset, net..............................    20,439        2,553
Other assets................................................    21,673       24,974
                                                              --------     --------
                                                              $481,574     $285,630
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 19,108     $ 12,743
  Accrued liabilities.......................................    55,448       34,654
  Contract advances and deposits............................    20,277       16,702
  Current portion of note payable...........................        --          463
                                                              --------     --------
     Total current liabilities..............................    94,833       64,562
                                                              --------     --------
Long-term debt..............................................   137,800           --
Post-retirement benefits obligations........................    78,643       44,675
Environmental obligation....................................     2,025        1,895
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares.........................................        --           --
  Common shares, par value $1 per share, authorized
     50,000,000 shares in 2002; 19,790,477 issued in 2002
     and 2001...............................................    19,790       19,790
  Additional paid-in capital................................   147,091      143,747
  Retained earnings.........................................    56,325       47,744
  Accumulated other comprehensive loss, net of income tax
     benefit................................................   (33,899)     (13,385)
  Treasury shares at cost (94,322 shares in 2002 and 182,459
     shares in 2001)........................................    (1,321)      (2,461)
  Unearned Employee Stock Ownership Plan shares.............   (18,541)     (19,792)
  Deferred compensation under Long-Term Incentive Plan......      (579)        (300)
  Management group receivables..............................      (593)        (845)
                                                              --------     --------
     Total shareholders' equity.............................   168,273      174,498
                                                              --------     --------
                                                              $481,574     $285,630
                                                              ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        EDO CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                            2002                2001                2000
                                      -----------------   -----------------   -----------------
                                       AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                      --------   ------   --------   ------   --------   ------
                                                           (IN THOUSANDS)
PREFERRED SHARES
  Balance at beginning of year......  $     --       --   $     49       49   $     57       57
  Shares converted to common
     shares.........................        --       --        (49)     (49)        (8)      (8)
                                      --------   ------   --------   ------   --------   ------
  Balance at end of year............        --       --         --       --         49       49
                                      --------   ------   --------   ------   --------   ------
COMMON SHARES
  Balance at beginning of year......    19,790   19,790     15,007   15,007      8,454    8,454
  Shares issued for purchase of AIL
     Technologies, Inc..............        --       --         --       --      6,553    6,553
  Conversion of preferred shares to
     common shares..................        --       --      1,067    1,067         --       --
  Sale of stock in public
     offering.......................        --       --      3,716    3,716         --       --
                                      --------   ------   --------   ------   --------   ------
  Balance at end of year............    19,790   19,790     19,790   19,790     15,007   15,007
                                      --------   ------   --------   ------   --------   ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year......   143,747              58,614              28,483
  Exercise of stock options.........      (466)             (2,405)               (183)
  Income tax benefit related to
     stock options and Long-Term
     Incentive Plan.................       713               1,118                  42
  Shares used for payment of
     directors' fees................        64                  35                (125)
  Purchase of AIL Technologies,
     Inc............................        --                  --              33,733
  Shares used for Long-Term
     Incentive Plan.................       241                 (73)               (432)
  Conversion of preferred shares to
     common shares..................        --              (1,018)             (3,227)
  Conversion of subordinated
     debentures.....................        --               8,525                  --
  Sale of stock in public
     offering.......................        --              77,775                  --
  Compensation expense on
     accelerated options............        --                 276                  --
  Employee Stock Ownership Plan
     shares
     committed-to-be-released.......     2,792                 900                 323
                                      --------            --------            --------
  Balance at end of year............   147,091             143,747              58,614
                                      --------            --------            --------

                        EDO CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                            2002                2001                2000
                                      -----------------   -----------------   -----------------
                                       AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                      --------   ------   --------   ------   --------   ------
                                                           (IN THOUSANDS)
RETAINED EARNINGS
  Balance at beginning of year......    47,744              34,803              35,667
  Net earnings......................    10,629              14,952               1,321
  Common share dividends (12 cents
     per share).....................    (2,048)             (1,840)             (1,428)
  Dividends on preferred shares.....        --                (194)               (881)
  Tax benefit on unallocated
     preferred share dividends......        --                  23                 124
                                      --------            --------            --------
  Balance at end of year............    56,325              47,744              34,803
                                      --------            --------            --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year......   (13,385)                (61)               (255)
  Unrealized gain on marketable
     securities, net of tax.........        --                  61                 194
  Unrealized gain on foreign
     currency.......................        86                  --                  --
  Additional minimum pension
     liability, net of tax..........   (20,600)            (13,385)                 --
                                      --------            --------            --------
  Balance at end of year............   (33,899)            (13,385)                (61)
                                      --------            --------            --------
TREASURY SHARES AT COST
  Balance at beginning of year......    (2,461)    (182)   (19,388)  (1,370)   (23,967)  (1,694)
  Shares used for exercise of stock
     options........................       952       69      4,297      314        280       20
  Shares used for payment of
     directors' fees................        78        6        122        9        251       18
  Shares used for (repurchased from)
     Long-Term Incentive Plan.......       110       13        (63)      (6)       813       57
  Shares used for conversion of
     preferred shares...............        --       --         --       --      3,235      229
  Shares used for conversion of
     subordinated debentures........        --       --     13,591    1,005         --       --
  Repurchase of Employee Stock
     Ownership Plan shares..........        --       --     (1,020)    (134)        --       --
                                      --------   ------   --------   ------   --------   ------
  Balance at end of year............    (1,321)     (94)    (2,461)    (182)   (19,388)  (1,370)
                                      --------   ------   --------   ------   --------   ------
EMPLOYEE STOCK OWNERSHIP TRUST LOAN
  OBLIGATION
  Balance at beginning of year......        --              (5,781)             (7,429)
  Repayments made during year.......        --                 890               1,648
  Restructuring of EDO Employee
     Stock Ownership Plan...........        --               4,891                  --
                                      --------            --------            --------
  Balance at end of year............        --                  --              (5,781)
                                      --------            --------            --------

                        EDO CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED DECEMBER 31,
                                      ---------------------------------------------------------
                                            2002                2001                2000
                                      -----------------   -----------------   -----------------
                                       AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                      --------   ------   --------   ------   --------   ------
                                                           (IN THOUSANDS)
DEFERRED COMPENSATION UNDER LONG-
  TERM INCENTIVE PLAN
  Balance at beginning of year......      (300)               (423)               (769)
  Shares used for Long-Term
     Incentive Plan.................      (480)               (148)               (392)
  Amortization of Long-Term
     Incentive Plan deferred
     compensation expense...........       201                 271                 738
                                      --------            --------            --------
  Balance at end of year............      (579)               (300)               (423)
                                      --------            --------            --------
UNEARNED EMPLOYEE STOCK OWNERSHIP
  PLAN COMPENSATION
  Balance at beginning of year......   (19,792)            (15,782)                 --
  Purchase of AIL Technologies,
     Inc............................        --                  --             (17,302)
  Restructuring of EDO Employee
     Stock Ownership Plan...........        --              (4,891)                 --
  Employee Stock Ownership Plan
     shares
     committed-to-be-released.......     1,251                 881               1,520
                                      --------            --------            --------
  Balance at end of year............   (18,541)            (19,792)            (15,782)
                                      --------            --------            --------
MANAGEMENT GROUP RECEIVABLES
  Balance at beginning of year......      (845)             (1,220)                 --
  Purchase of AIL Technologies,
     Inc............................        --                  --              (1,220)
  Payments received on management
     loans..........................       252                 375                  --
                                      --------            --------            --------
  Balance at end of year............      (593)               (845)             (1,220)
                                      --------            --------            --------
TOTAL SHAREHOLDERS' EQUITY..........  $168,273            $174,498            $ 65,818
                                      ========            ========            ========
COMPREHENSIVE (LOSS) INCOME
  Net earnings......................  $ 10,629            $ 14,952            $  1,321
  Additional minimum pension
     liability, net of income tax
     benefit of $14,316 in 2002 and
     $9,302 in 2001.................   (20,600)            (13,385)                 --
  Unrealized gain on marketable
     securities, net of income tax
     expense of $31 in 2001 and $100
     in 2000........................        --                  61                 194
  Unrealized gain on foreign
     currency.......................        86                  --                  --
                                      --------            --------            --------
  Comprehensive (loss) income.......  $ (9,885)           $  1,628            $  1,515
                                      ========            ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations..................................  $ 10,629   $ 14,679   $  1,321
  Adjustments to earnings to arrive at cash provided by
     operations:
     Depreciation...........................................    10,365      9,686      7,740
     Amortization...........................................       956      1,710      1,701
     Deferred tax (benefit) expense.........................    (2,984)     5,941      1,292
     Write-off of purchased in-process research and
       development..........................................       150         --      6,700
     Real estate tax assessment adjustment..................        --      7,846         --
     Bad debt expense.......................................       407        220        287
     Gain on repurchase of debentures.......................        --       (171)      (215)
     Loss (gain) on sale of property, plant and equipment...        53        (76)        (7)
     Gain on sale of marketable securities..................        --        (81)        --
     Deferred compensation expense..........................       201        271        738
     Non-cash Employee Stock Ownership Plan compensation
       expense..............................................     4,043      1,781      1,843
     Dividends on unallocated Employee Stock Ownership Plan
       shares...............................................       312         80         --
     Non-cash compensation expense..........................        --        276         --
     Common shares issued for directors' fees...............       142        157        126
     Income tax benefit from stock options and Long-Term
       Incentive Plan.......................................       713      1,118         42
     Cumulative effect of a change in accounting
       principle............................................     3,363         --         --
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable..................................    (2,519)   (10,753)    (4,388)
       Inventories..........................................    (2,926)     2,033     (2,214)
       Prepayments and other assets.........................       220       (629)    (1,825)
       Accounts payable, accrued liabilities and other......     5,217     (4,974)   (11,923)
       Contract advances and deposits.......................     3,575    (15,017)     8,116
                                                              --------   --------   --------
Cash provided by operations.................................    31,917     14,097      9,334
INVESTING ACTIVITIES:
  Purchase of plant and equipment...........................    (7,093)   (14,298)    (3,861)
  Payments received on notes receivable.....................       350        347        168
  Proceeds from sale of property, plant and equipment.......         1        280      4,569
  Purchase of marketable securities.........................        (3)       (59)      (818)
  Sale or redemption of marketable securities...............        --     14,455      2,541
  Proceeds from sale of discontinued operations.............        --         --      8,641
  Restricted cash...........................................   (27,347)        --         --
  Cash paid for acquisitions, net of cash acquired..........   (59,024)   (13,938)   (15,004)
                                                              --------   --------   --------
Cash used by investing activities...........................   (93,116)   (13,213)    (3,764)

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
FINANCING ACTIVITIES:
  Issuance of convertible subordinated notes................   137,800         --         --
  Proceeds from exercise of stock options...................       486      1,892         97
  Proceeds from management group receivables................       252        375         --
  Proceeds from sale of stock in public offering, net of
     expenses...............................................        --     81,491         --
  Borrowings under revolver.................................        --     20,800      9,000
  Repayments of borrowings under revolver...................        --    (20,800)   (18,000)
  Repayments of long-term debt..............................        --    (17,300)    (3,570)
  Repurchase of debentures..................................        --     (3,184)    (1,879)
  Purchase of treasury shares...............................        --     (1,020)        --
  Payment of EDO ESOP loan obligation.......................        --     (4,891)        --
  Payment made on note payable..............................      (500)      (500)      (500)
  Payment of common share cash dividends....................    (2,360)    (1,920)    (1,428)
  Payment of preferred share cash dividends.................        --       (194)      (881)
                                                              --------   --------   --------
Cash provided (used) by financing activities................   135,678     54,749    (17,161)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    74,479     55,633    (11,591)
Cash and cash equivalents at beginning of year..............    57,841      2,208     13,799
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $132,320   $ 57,841   $  2,208
                                                              ========   ========   ========
Supplemental disclosures:
  Cash paid for:
     Interest...............................................  $  3,878   $  2,166   $  3,500
     Income taxes...........................................  $ 14,063   $  5,913   $  3,756
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION AND BUSINESS

     The   consolidated  financial  statements  include   the  accounts  of  EDO
Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The  Company operates in three  segments: Defense, Communications and Space
Products,  and  Engineered  Materials.  The  Company  discontinued  its   former
satellite products business (Barnes Engineering Company) in 1999.

(b) RESTRICTED CASH

     At December 31, 2002, there is restricted cash of $27.3 million, which relates to amounts collateralizing the outstanding letters of credit assumed as part of the acquisition of Condor Systems, Inc. (Note 2). As the letters of credit expire or are cancelled, collateral is released. On November 8, 2002, the Company increased its credit facility from $69.0 million to $140.0 million and again, on December 20, 2002, from $140.0 million to $200.0 million, which will allow the Company to replace the letters of credit under the amended facility and release the restricted cash.

(c) CASH EQUIVALENTS

     The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents.

(d) REVENUE RECOGNITION

     Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries and other milestones are achieved or services are provided. These projections are revised throughout the lives of the contracts. Adjustments to profits resulting from such revisions are made cumulative to the date of change and may affect current period earnings.

     Gross profit is affected by a variety of factors, including the mix of products, systems and services sold or provided, production efficiencies, price competition and general economic conditions. Estimated losses on long-term contracts are recorded when identified. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made.

(e) INVENTORIES

     Inventories under long-term contracts and programs reflect all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of the Company's defense contracts), less the portion of such costs charged to cost of sales. Inventory costs in excess of amounts recoverable under contracts and which relate to a specific technology or application and which may not have alternative uses are charged to cost of sales when such circumstances are identified. All other inventories are stated at the lower of cost (principally first-in, first-out method) or market.

     From time to time, the Company manufactures certain products prior to receiving firm contracts in anticipation of future demand. Such costs are inventoried and are incurred to help maintain stable and efficient production schedules.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     Several   factors  may  influence  the  sale   and  use  of  the  Company's
inventories, including the decision to exit a product line, technological change, new product development and/or revised estimates of future product demand. If inventory is determined to be overvalued due to one or more of the above factors, the Company would recognize such loss in value at the time of such determination.

     Under the contractual arrangements by which progress payments are received, the United States Government has a title to or a security interest in the inventories identified with related contracts.

(f) LONG-LIVED ASSETS, OTHER THAN GOODWILL AND OTHER INTANGIBLES

     Property, plant and equipment are stated at cost. Depreciation and amortization have been provided primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods.

     In those cases where the Company determines that the useful life should be shortened, the Company would depreciate the net book value in excess of salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to the Company's business model, changes in the Company's capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives.

     Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the undiscounted cash flows, excluding interest, is less than the asset's carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to such factors as those listed above.

     Costs associated with the acquisition and development of software for internal use are recognized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2002 and 2001, the Company capitalized approximately $0.3 million and $1.7 million, respectively, of such costs. These costs are being amortized on a straight-line basis over a period of four years.

     Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $5.5 million and $0.5 million are included in other assets at December 31, 2002 and 2001, respectively.

(g) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002; however, the provisions that provide for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of SFAS No. 141. Accordingly, the

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

goodwill acquired in connection with the purchase of Dynamic Systems, Inc. in October 2001 and Condor Systems, Inc. in July 2002 is not being amortized.

     Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.

     The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million charge, net of a tax benefit of $0.8 million, occurred in the Engineered Materials segment and is comprised of $2.2 million and $1.9 million of impaired goodwill and trademark, respectively, related to the acquisition of Specialty Plastics and $0.1 million of impaired goodwill related to the acquisition of Zenix. In the case of Zenix, the trend in sales and earnings performance has been lower than expected resulting in the impairment of the entire goodwill carrying value. In the case of Specialty Plastics, the fair value of this reporting unit was estimated using a discounted cash flow analysis, also resulting in an impairment loss of the entire goodwill carrying value.

     The changes in the carrying amount of goodwill by segment for the year ended December 31, 2002 are as follows:

                                                         COMMUNI-
                                                          CATIONS
                                                         AND SPACE   ENGINEERED
                                               DEFENSE   PRODUCTS    MATERIALS     TOTAL
                                               -------   ---------   ----------   -------
                                                             (IN THOUSANDS)
Balance as of January 1, 2002................  $20,600    $   --      $ 2,274     $22,874
Impairment loss..............................       --        --       (2,274)     (2,274)
Acquisition of Condor Systems, Inc...........   37,060     3,692           --      40,752
                                               -------    ------      -------     -------
Balance as of December 31, 2002..............  $57,660    $3,692      $    --     $61,352
                                               =======    ======      =======     =======

     Summarized below are intangible assets subject to amortization as of December 31:

                                                               2002     2001
                                                              -------   -----
                                                              (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisition of Dynamic Systems, Inc. .....................  $   200   $ 200
Capitalized technical rights related to the acquisition of
  Zenix.....................................................       --     300
Purchased technologies related to the acquisition of Condor
  Systems, Inc. ............................................   11,648      --
Other intangible assets related to the acquisition of Condor
  Systems, Inc. ............................................      916      --
                                                              -------   -----
                                                               12,764     500
Less accumulated amortization...............................     (897)   (175)
                                                              -------   -----
                                                              $11,867   $ 325
                                                              =======   =====

     The non-compete agreements and the other intangible assets are being amortized on a straight-line basis over a two-year period. The purchased technologies are being amortized on a straight-line basis over an eight-year period. The amortization expense for the years ended December 31, 2002, 2001 and 2000 amounted to $0.9 million, $0.1 million and $0.1 million, respectively. Amortization expense for 2003, 2004, 2005, 2006,

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

2007 and thereafter related to these intangible assets are estimated to be $2.0 milion, $1.7 million, $1.5 million, $1.5 million, $1.5 million and $3.7 million, respectively.

     Since the total trademark carrying amount of $1.9 million was written off in 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets other than goodwill not subject to amortization as of December 31, 2002.

     Net earnings for the year ended December 31, 2001 included goodwill and trademark amortization expense of approximately $0.9 million before tax. Excluding this amount net of tax would have resulted in basic net earnings per common share and diluted net earnings per common share of $1.18 and $1.13, respectively, for the year ended December 31, 2001. Net earnings for the year ended December 31, 2000 included goodwill and trademark amortization expense of $1.0 million before tax. Excluding this amount net of tax would have resulted in basic net earnings per common share and diluted net earnings per common share of $0.10 and $0.10, respectively, for the year ended December 31, 2000.

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

(i) TREASURY SHARES

     Common shares held as treasury shares are recorded at cost, with issuances from treasury recorded at average cost. Treasury shares issued for directors' fees are recorded as an expense for an amount equal to the fair market value of the common shares on the issuance date.

(j) FINANCIAL INSTRUMENTS

     The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the Company's 5.25% Convertible Subordinated Notes due 2007 (the "Notes") at December 31, 2002 approximates its carrying value based on recent market transactions. The fair value of the environmental obligation approximates its carrying value since it has been discounted. The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

(k) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from these and other estimates.

(l) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

(m) ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and on June 15, 2000, issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133." These statements establish methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted these statements in the first quarter of 2001. The effect of the adoption of these statements was not material to the Company's operating results or financial position.

(n) RECLASSIFICATIONS

     Certain reclassifications have been made to prior year presentations to conform to current year presentations.

(o) NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. The Company adopted SFAS No. 144 as of January 1, 2002. The effect of the adoption of this SFAS was not material to the Company's operating results or financial position.

     On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146, effective January 1, 2003, did not have a material effect on the Company's operating results or financial position.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and accordingly are reflected in Note 14. Presently, the Company does not plan to voluntarily change its method of accounting for stock-based compensation. However, should the Company change its method of accounting for stock-based compensation in the future, that change would fall under the provisions of SFAS Nos. 123 and 148.

(2) ACQUISITIONS

     On July 26, 2002, the Company acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $61.9 million in cash, in addition to transaction costs of $4.1 million, and the assumption of certain normal employee benefit obligations, certain trade and supplier payables and certain other accrued liabilities primarily related to contract loss reserves. In addition, the Company assumed approximately $28.0 million of outstanding letters of credit and deposited $5.0 million into an escrow account to be released upon settlement of the closing Condor

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

balance sheet. Condor had been operating under protection of Chapter 11 of the U.S. Bankruptcy Code. The acquisition is expected to expand the Company's electronic warfare business in the areas of reconnaissance and surveillance systems. The acquisition was accounted for as a purchase and, accordingly, Condor's operating results are included in the Company's consolidated financial statements since the acquisition date. Condor became part of the Company's Defense and Communications and Space Products segments.

     Associated with the acquisition and included in operating earnings for 2002 is $0.6 million of merger-related costs, of which $0.2 million represents the write-off of purchased in-process research and development ("IPR&D"). This IPR&D was determined by an independent third party appraiser to not have reached technological feasibility and to not have alternative future use. The development project related to detecting and locating weak modulated continuous wave signals.

     Unaudited pro forma results of operations, assuming the acquisition of Condor had been completed at the beginning of each period, which include adjustments to net sales, cost of sales, interest income and expense, amortization expense, purchased IPR&D and other merger-related costs, income tax expense and assuming a retroactive effect of a change in accounting principle upon adoption of SFAS No. 142 are as follows:

                                                                 2002           2001
                                                              -----------    -----------
                                                              (UNAUDITED, IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net sales...................................................   $383,057       $337,048
Net earnings (loss) before cumulative effect of a change in
  accounting principle......................................   $ 11,360       $(25,794)
Net earnings (loss) available for common shares.............   $  7,997       $(29,569)
Diluted earnings (loss) per common share....................   $   0.46       $  (2.31)
                                                               ========       ========

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had this acquisition been completed at the beginning of the periods, or of the results which may occur in the future.

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition. The excess of the purchase price over the net assets acquired recorded as goodwill, IPR&D and other intangible assets is deductible for tax purposes over 15 years.

                                                               AT JULY 26, 2002
                                                               ----------------
                                                                (IN THOUSANDS)
Current assets..............................................       $ 29,964
Property, plant and equipment...............................          5,543
Goodwill....................................................         40,752
Purchased in-process research and development...............            150
Purchased technologies (eight-year life)....................         11,648
Other intangible assets subject to amortization (two-year
  life).....................................................            916
Other assets................................................             76
Current liabilities.........................................        (22,907)
                                                                   --------
Net assets acquired.........................................       $ 66,142
                                                                   ========

     In October 2001, the Company acquired all of the stock of Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, which provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of services the Company offers to both existing and new customers. The

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

Company paid $13.7 million, including transaction costs and subsequent to a $0.2 million reduction in the purchase price, and accounted for the acquisition as a purchase. Accordingly, the operating results of Dynamic Systems, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired was approximately $12.2 million, which is not deductible for income tax purposes. On a pro forma basis, had the acquisition taken place as of the beginning of each respective year, the results of operations would not have been materially affected for 2001 and 2000.

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                                               AT OCTOBER 8, 2001
                                                               ------------------
                                                                 (IN THOUSANDS)
Current assets..............................................        $ 3,250
Property, plant and equipment...............................            363
Goodwill....................................................         12,191
Other intangible assets subject to amortization (two-year
  life).....................................................            200
Other assets................................................            214
Current liabilities.........................................         (2,515)
                                                                    -------
Net assets acquired.........................................        $13,703
                                                                    =======

     In April 2000, a wholly-owned subsidiary of the Company merged with AIL Technologies, Inc. ("AIL") (the "EDO-AIL merger"). In connection with the EDO-AIL merger, the Company issued 6,553,194 of its common shares valued at $39.4 million, and made cash payments aggregating $13.3 million in exchange for all of the outstanding common and preferred shares of AIL. In addition, the Company incurred $2.7 million of transaction costs. The merger was accounted for as a purchase and is included in the Company's results of operations since the date of acquisition. The transaction resulted in goodwill of $3.6 million.

     Associated with this merger and included in operating earnings in 2000 are a $6.7 million write-off of purchased IPR&D, described more fully below, $1.5 million of severance costs and $3.3 million of other merger-related costs. Such costs are included in write-off of purchased in-process research and development and merger-related costs in the accompanying consolidated statements of earnings. The $1.5 million of severance costs pertain to an AIL employee group of approximately 200, all of which was paid as of December 31, 2001.

     The IPR&D related to a project that had not reached technological feasibility and that had no alternative future uses. The amount allocated to the project was expensed as of the date of acquisition. The development project related to a generic satellite subsystem called a Ku-Ku Band Down Converter for a fixed satellite service market. The converter represents a single channel providing signal conversion from uplink frequencies in the 14GHz range to the downlink frequencies in the 12GHz range. The income approach was utilized for the valuation analysis of the IPR&D. This approach focused on the income-producing capability of the asset, which was based on relative market sizes, growth factors and expected trends in technology. This approach also included analysis of the stage of completion of the project, estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects and discounting the net cash flows back to their present value using a rate commensurate with the relative risk levels. The rate used in discounting the net cash flows from the IPR&D was 25%.

     The efforts then required to develop the in-process technology of this project into commercially viable products principally related to the completion of planning, designing, prototyping, and testing functions that are necessary to establish that the down converter produced will meet its design specifications, including

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

technical performance features and function requirements. At the time of the EDO-AIL merger, it was estimated that 90% of the development effort had been completed and the remaining development effort would take approximately six months to complete, with a cost of approximately $1.0 million. This project is now completed resulting in sales in 2001 of Ku-Ku Band Converters.

     Unaudited pro forma results of operations, assuming the EDO-AIL merger had been completed at the beginning of 2000, which include adjustments to interest expense, amortization expense and income tax expense are as follows:

                                                                         2000
                                                               -------------------------
                                                               (UNAUDITED, IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Net sales from continuing operations........................           $250,080
Net loss from continuing operations available for common
  shares....................................................           $ (1,961)
Basic loss per common share from continuing operations......           $  (0.18)
                                                                       ========

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had this merger been completed at the beginning of the period, or of the results which may occur in the future.

     In November 1999, the Company acquired the outstanding stock of M.Technologies Inc., an integrator of aircraft weapons and avionics systems, for $3.0 million in cash paid at closing and a $1.5 million note to be paid over three years. The note payable (fully paid as of December 31, 2002 and $0.5 million at December 31, 2001) has been recorded at its present value in the accompanying consolidated balance sheet at an interest rate of 8%. The acquisition has been accounted for as a purchase, and accordingly, the operating results of M. Technologies have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired was approximately $4.4 million.

  SUBSEQUENT EVENTS (UNAUDITED)

     In February 2003, a wholly-owned subsidiary of the Company acquired all of the stock of Advanced Engineering & Research Associates, Inc. ("AERA"), a privately-held company located in Alexandria, Virginia, which provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of such services the Company offers. The preliminary purchase price was $38.0 million, which included an amount placed in escrow. The acquisition will be accounted for as a purchase, and the operating results of AERA will be included in the Company's consolidated financial statements from the date of the acquisition.

     In March 2003, a wholly-owned subsidiary of the Company acquired all of the stock of Darlington, Inc., a privately-held defense communications company based in Alexandria, Virginia, which designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The preliminary purchase price was $28.5 million, which included an amount placed in escrow. The acquisition will be accounted for as a purchase, and the operating results of Darlington, Inc. will be included in the Company's consolidated financial statements from the date of the acquisition.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

(3) DISCONTINUED OPERATIONS

     In November 1999, the Board of Directors of the Company approved the decision to sell its satellite products business (Barnes Engineering Company), which sale was completed in January 2000. The Company agreed to indemnify the buyer for certain contract-related costs originally estimated at $2.3 million. In 2001, a change in the estimate of remaining costs to be incurred resulted in earnings from discontinued operations of $0.3 million, net of income taxes.

     The revenues, costs and expenses, assets and liabilities, and cash flows associated with the satellite products business have been excluded from the respective captions in the accompanying consolidated financial statements.

(4) MARKETABLE SECURITIES

     The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary declines are included in interest income (expense). The cost of securities sold is based on the specific identification method. At December 31, 2002 and 2001, the marketable securities balance represents amounts in mutual funds.

(5) ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable included $43.0 million and $39.1 million at December 31, 2002 and 2001, respectively, of unbilled revenues. Substantially all of the unbilled balances at December 31, 2002 will be billed and are expected to be collected during 2003. Total billed receivables due from the United States Government, either directly or as a subcontractor to a prime contractor with the Government, were $31.0 million and $26.2 million at December 31, 2002 and 2001, respectively.

     Notes receivable at December 31, 2002 include $1.9 million which relates to the sale of the Company's College Point facility in January 1996, of which $0.4 million is included in current assets. The notes are due in equal quarterly amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The notes receivable are secured by a mortgage on the facility. Also included in notes receivable at December 31, 2002 is $1.1 million related to the sale in June 2000 of certain parcels of land and a building at the Company's Deer Park facility, of which $0.1 million is included in current assets. The gain on the sale was not material as the carrying value approximated the sales value.

(6) INVENTORIES

     Inventories  are summarized by major  classification as follows at December
31:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw material and supplies...................................  $ 7,804   $ 6,539
Work-in-process.............................................   22,561    14,680
Finished goods..............................................    2,041     1,718
                                                              -------   -------
                                                              $32,406   $22,937
                                                              =======   =======

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

(7) PROPERTY, PLANT AND EQUIPMENT, NET

     The Company's property, plant and equipment at December 31 and their related useful lives are summarized as follows:

                                                      2002       2001        LIFE
                                                    --------   --------   -----------
                                                      (IN THOUSANDS)
Land..............................................  $ 18,080   $ 18,080
Buildings and improvements........................    33,842     26,297   10-30 years
Machinery and equipment...........................    44,585     45,271    3-19 years
Software..........................................     2,031      1,723     4 years
Leasehold improvements............................    13,150     10,934   Lease terms
                                                    --------   --------
                                                     111,688    102,305
Less accumulated depreciation and amortization....   (47,216)   (40,050)
                                                    --------   --------
                                                    $ 64,472   $ 62,255
                                                    ========   ========

(8) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Employee compensation and benefits..........................  $16,744   $13,664
Deferred revenue and accrual for future costs related to
  acquired contracts........................................   11,562        --
Income taxes payable........................................    3,991     5,096
Accrued interest............................................    1,782        --
Warranty....................................................    1,622       803
Current portion of environmental obligation.................      250       395
Indemnification liability...................................       --        80
Other.......................................................   19,497    14,616
                                                              -------   -------
                                                              $55,448   $34,654
                                                              =======   =======

(9) LONG-TERM DEBT AND CREDIT FACILITY

 CREDIT FACILITY

     At December 31, 2002, the Company has a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005 and amended the $69.0 million credit facility in place at December 31, 2001. In connection with the amended facility, $1.2 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet and are being amortized using the straight-line method over the term of the agreement.

     The credit facility provides sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on the Company's consolidated leverage ratio at the time of the borrowing. At December 31, 2002, LIBOR was approximately

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

1.4% and the applicable adjustment to LIBOR was 1.25%. The facility requires the Company to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2002 or 2001. Letters of credit outstanding at December 31, 2002 pertaining to the credit facility were $31.5 million, resulting in $93.5 million available for additional letters of credit, if needed.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including but not limited to minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. As of December 31, 2002, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivables, inventory and machinery and equipment.

 5.25% CONVERTIBLE SUBORDINATED NOTES DUE 2007

     In April 2002, the Company completed its offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007 and received $133.7 million, net of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on the accompanying consolidated balance sheet, at December 31, 2002 was $1.5 million.

     In connection with the offering of the Notes, there are $4.1 million of unamortized debt issuance costs at December 31, 2002, which are included in other assets on the accompanying consolidated balance sheet and are being amortized using the straight-line method through April 2007.

     The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2002, there had been no such conversions.

 7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2011

     During the fourth quarter of 2001, the Company redeemed all of its outstanding 7% Convertible Subordinated Debentures due 2011 (the "Debentures"). As a result of the redemption, $22.1 million face value of the Debentures were converted into 1,005,250 common shares and $0.2 million face value were redeemed for cash. During 2001, the Company also purchased $3.4 million of the Debentures for $3.2 million and recognized a gain of $0.2 million, which is included in other non-operating income in the accompanying consolidated statement of earnings.

(10) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     The Company sponsored two employee stock ownership plans: the existing EDO Employee Stock Ownership Plan ("EDO ESOP"); and the AIL Employee Stock Ownership Plan ("AIL ESOP") that was acquired in connection with the EDO-AIL merger. These two plans were merged into a single plan effective as of January 1, 2001 ("merged ESOP"), and the preferred shares from the EDO ESOP were converted into 1,067,281 common shares as of March 8, 2001. The merged ESOP provides retirement benefits to substantially all employees.

     Prior to the EDO-AIL merger, the EDO ESOP was being accounted for under Statement of Position ("SOP") No. 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans" and the AIL ESOP was being accounted for under SOP No. 93-6, "Employers' Accounting for Employee Stock

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

Ownership Plans." The merged ESOP is being accounted for under SOP No. 93-6. Accordingly, 328,993 unallocated shares of common stock related to the EDO ESOP and now held by the merged ESOP are not considered outstanding for the purposes of computing earnings per share in 2002 and 2001, respectively. In prior years, such shares were considered outstanding in accordance with SOP No. 76-3.

     As of June 30, 2001, the merged ESOP restructured its indirect loan from the Company to extend the maturity date to December 31, 2017. As part of this restructuring, the EDO ESOP bank loan obligation was paid in full on July 30, 2001.

     As quarterly payments are made under the indirect loan, unallocated common shares in the merged ESOP are committed-to-be-released. The allocation to participants is based on (i) a match of 50% of the first 6% of the participants' 401(k) contributions; (ii) $600 per participant; and (iii) any remaining distribution is based on participants' relative compensation. The cost basis of the unearned/unallocated shares is initially recorded as a reduction to shareholders' equity. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released. The difference between the market value and the cost basis of the shares is recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

     In 2002, 2001 and 2000, respectively, non-cash ESOP compensation expense recorded by the Company amounted to $4.0 million, $1.8 million and $1.8 million. At December 31, 2002, there are 2,500,188 unearned/unallocated shares which have an aggregate market value of $52.0 million and 1,751,605 allocated shares. Total principal and interest payments made in 2002 and 2001 under the merged ESOP indirect loan amounted to $1.7 million and $1.1 million, respectively.

     A discussion of each plan prior to the merger follows.

  EDO ESOP

     During 1988, the EDO Employee Stock Ownership Trust ("EDO ESOT") purchased 89,772 preferred shares from the Company for approximately $19.2 million. The preferred shares were being allocated to employees on the basis of compensation. The preferred shares provided for dividends of 8% per annum, which were deductible by the Company for Federal and state income tax purposes. The tax benefit that was attributable to unallocated preferred shares was reflected as an increase to retained earnings. Each unallocated preferred share was convertible at its stated conversion rate into 10 common shares. Allocated preferred shares were convertible at the greater of the stated conversion rate or the fair value of each preferred share divided by the current market price of each common share. The EDO ESOT purchased the preferred shares from the Company using the proceeds of a bank borrowing guaranteed by the Company. The EDO ESOT serviced this obligation with the dividends received on the preferred shares and any additional contributions from the Company as required. Principal and interest payments on the note of the EDO ESOT were to be made in quarterly installments through 2003. Interest was charged at 82% of the prime lending rate. During 2001 and 2000, respectively, the Company's cash contributions and dividends on the preferred shares were used to repay principal of $0.9 million and $1.6 million and pay interest of $0.2 million and $0.5 million. During 2001 and 2000, respectively, cash contributions of $0.7 million and $1.2 million were made to the EDO ESOP and were recorded as compensation expense.

     The EDO ESOT's borrowing guaranteed by the Company was reflected as a liability on the consolidated balance sheets with an equal amount as a reduction to shareholders' equity, offsetting the increase in the capital stock accounts. As the principal portion of the note was repaid, the liability and the EDO ESOT loan obligation, included in shareholder's equity, were reduced concurrently.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

  AIL ESOP

     The AIL ESOP held AIL common shares prior to the EDO-AIL merger which were converted to EDO common shares. The cost basis of the unearned AIL ESOP shares were recorded as a reduction to shareholders' equity, offsetting the increase in the capital stock accounts. As AIL ESOP shares were committed-to-be-released to plan participants, the earned AIL ESOP shares were released from the unearned AIL ESOP shares account based on the cost of the shares to the AIL ESOP. The allocation to participants was based on (i) $600 per employee at the market value of the common shares and (ii) pro rata based on compensation. Compensation expense was recorded based on the market value of the Company's common shares. The Company recorded the difference between the market value of the shares committed-to-be-released and the cost of these shares to the AIL ESOP to additional paid-in capital.

     In 2000, the Company recorded compensation expense of approximately $1.8 million subsequent to the EDO-AIL merger and contributed approximately $2.0 million to the AIL ESOP to cover the AIL ESOP's indirect loan service requirements.

(11) INCOME TAXES

     The 2002, 2001 and 2000 significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                             2002      2001     2000
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Federal
  Current.................................................  $10,659   $2,345   $3,042
  Deferred................................................   (2,503)   5,598    1,313
                                                            -------   ------   ------
                                                            $ 8,156   $7,943   $4,355
                                                            -------   ------   ------
State
  Current.................................................  $ 2,667   $1,097   $  683
  Deferred................................................     (481)     170      226
                                                            -------   ------   ------
                                                            $ 2,186   $1,267   $  909
                                                            -------   ------   ------
Total.....................................................  $10,342   $9,210   $5,264
                                                            =======   ======   ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal tax rate to income tax expense is:

                                                              PERCENT OF PRETAX
                                                                   EARNINGS
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
Tax at statutory rate.......................................  35.0%  35.0%  35.0%
State taxes, net of Federal benefit.........................   5.0    3.0    3.6
Write-off of purchased in-process research and
  development...............................................    --     --   35.6
Non-deductible goodwill amortization........................    --    1.0    3.9
Non-cash ESOP compensation expense..........................   3.0    0.5    1.0
Foreign sales benefit.......................................  (1.4)  (1.4)  (2.1)
Other, net..................................................   0.9    0.5    2.9
                                                              ----   ----   ----
Effective income tax rate...................................  42.5%  38.6%  79.9%
                                                              ====   ====   ====

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     The significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
DEFERRED TAX ASSETS
Retirement plans' additional minimum liability..............  $23,617   $ 9,302
Post-retirement benefits obligation other than pensions.....    5,001     5,091
Deferred revenue............................................      980       873
Deferred compensation.......................................    2,843     2,612
Inventory valuation.........................................    2,242     1,777
Other.......................................................       99       281
                                                              -------   -------
Total deferred tax assets...................................   34,782    19,936
                                                              =======   =======
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................    7,946     7,964
Prepaid pension asset.......................................    3,175     5,619
Identifiable intangible asset...............................       --       782
                                                              -------   -------
Total deferred tax liabilities..............................   11,121    14,365
                                                              -------   -------
Net deferred tax asset......................................  $23,661   $ 5,571
                                                              =======   =======

(12) SHAREHOLDERS' EQUITY

     On October 31, 2001, the Company completed the public sale of 3,716,100 of its common shares and received net proceeds of approximately $81.5 million.

     At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 2002, the Company had acquired approximately 4,091,000 common shares in open market transactions at prevailing market prices. Approximately 4,026,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the EDO ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 2002 and 2001, respectively, the Company held 94,322 and 182,459 common shares in its treasury for future use.

     At December 31, 2002, the Company had reserved 6,161,473 authorized and unissued common shares for stock option and long-term incentive plans and conversion of the Notes.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

(13) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Numerator:
  Earnings from continuing operations available for
     common shares for basic calculation................  $10,629   $14,485   $   440
  Effect of dilutive securities:
     Convertible debentures.............................       --       998        --
     Convertible preferred shares.......................       --         5       119
                                                          -------   -------   -------
  Numerator for diluted calculation.....................  $10,629   $15,488   $   559
                                                          =======   =======   =======
Denominator:
  Denominator for basic calculation.....................   17,080    12,776     9,601
  Effect of dilutive securities:
     Stock options......................................      299       270        68
     Convertible preferred shares.......................       --       153       993
     Convertible debentures.............................       --     1,055        --
                                                          -------   -------   -------
  Denominator for diluted calculation...................   17,379    14,254    10,662
                                                          =======   =======   =======

     The assumed conversion of the Notes was anti-dilutive for 2002. The assumed conversion of the Debentures was anti-dilutive for 2000.

(14) STOCK PLANS

     The Company has granted nonqualified stock options to officers, directors and other key employees under plans approved by the shareholders in 2002 for the purchase of its common shares at the fair market value of the common shares on the dates of grant. Options under the 2002 Long-Term Incentive Plan ("LTIP") generally become exercisable on the third anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant. The 2002 LTIP will expire in 2012. Options under the 2002 Non-Employee Director Stock Option Plan ("NEDSOP"), which pertains only to non-employee directors, are immediately exercisable and expire on the tenth anniversary of the date of the grant. The 2002 NEDSOP will also expire in 2012.

     Changes in options outstanding are as follows:

                                                     2002                      2001                    2000
                                          --------------------------   ---------------------   ---------------------
                                          WEIGHTED-                    WEIGHTED-               WEIGHTED-
                                           AVERAGE        SHARES        AVERAGE     SHARES      AVERAGE     SHARES
                                          EXERCISE       SUBJECT       EXERCISE     SUBJECT    EXERCISE     SUBJECT
                                            PRICE       TO OPTION        PRICE     TO OPTION     PRICE     TO OPTION
                                          ---------   --------------   ---------   ---------   ---------   ---------
Beginning of year.......................   $ 7.75         805,876        $6.46      848,211      $6.61      612,350
Options granted.........................    26.72         327,850         9.76      275,350       6.58      428,121
Options exercised.......................     6.98         (69,433)        6.02     (314,458)      4.87      (19,775)
Options expired/cancelled...............    22.02          (7,150)        7.08       (3,227)      7.46     (172,485)
                                           ------       ---------        -----     --------      -----     --------
End of year.............................   $13.59       1,057,143        $7.75      805,876      $6.46      848,211
                                           ------       ---------        -----     --------      -----     --------
Exercisable at year end.................   $10.70         490,243        $6.76      455,426      $6.03      517,795
                                           ======       =========        =====     ========      =====     ========

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     The options outstanding as of December 31, 2002 are summarized as follows:

                                                   WEIGHTED-       NUMBER OF      WEIGHTED-
RANGE OF                                            AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES                                  EXERCISE PRICE   OUTSTANDING   REMAINING LIFE
---------------                                  --------------   -----------   --------------
$ 3.07-5.69....................................      $3.96            35,500       2 years
  6.13-9.60....................................       7.89           694,668       7 years
 17.10-31.40...................................      26.74           326,975       9 years
                                                                   ---------
                                                                   1,057,143
                                                                   =========

     The 2002 plan also provides for restricted common share long-term incentive awards as defined under the plan. As of December 31, 2002 plan participants had been awarded 392,000 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The amount charged to operations in 2002, 2001 and 2000 was $0.2 million, $0.3 million and $0.7 million, respectively. As of December 31, 2002, 696,141 shares are available for additional awards.

     The per share weighted-average fair value of stock options granted was $15.28, $4.88 and $3.22 in 2002, 2001 and 2000, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2002 -- expected dividend yield of 1%, risk free interest rate of 4.8%, expected stock volatility of 51%, and an expected option life of 7 1/2 years; 2001 -- expected dividend yield of 1%, risk free interest rate of 4.9%, expected stock volatility of 47%, and an expected option life of 7 1/2 years; and 2000 -- expected dividend yield of 1.3%, risk free interest rate of 6.5%, expected stock volatility of 42%, and an expected option life of 7 1/2 years. The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the consolidated financial statements for its stock options which have exercise prices equal to or greater than the fair values of the common shares on the dates of the grant. Had the Company determined compensation cost based on the fair values at the grant dates for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's earnings from continuing operations, and basic and diluted earnings from continuing operations per common share would have been reduced to the pro forma amounts indicated below:

                                                            2002      2001      2000
                                                           -------   -------   ------
                                                                 (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported............................................  $10,629   $14,679   $1,321
  Stock option compensation expense based on fair value
     method, net of tax..................................   (1,155)     (475)    (186)
                                                           -------   -------   ------
  Pro forma..............................................  $ 9,474   $14,204   $1,135
Basic earnings per common share:
  As reported............................................  $  0.62   $  1.14   $ 0.05
  Pro forma..............................................     0.55      1.10     0.03
Diluted earnings per common share:
  As reported............................................  $  0.61   $  1.09   $ 0.05
  Pro forma..............................................     0.55      1.05     0.03
                                                           =======   =======   ======

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

(15) OTHER EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PLANS

     The Company maintains a noncontributory defined benefit pension plan covering substantially all of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

     In 2002, the Company recorded pension expense of $6.0 million, which includes a curtailment loss of $2.0 million resulting from the aforementioned amendment to the plan. In 2001 and 2000, the Company recorded pension income of $2.8 million and $4.6 million, respectively. The expected long-term rate of return on plan assets was 9.5% in 2002 and 2001 and 9% in 2000. For 2003 pension expense, the expected return on plan assets has been reduced to 8.75%. The actuarial computations assumed a discount rate on benefit obligations at December 31, 2002 and 2001 of 6.75% and 7.25%, respectively. The assumed rate of compensation increase of 4.95% for 2002 and 2001 approximated the Company's previous experience. No compensation increase will be assumed after 2002 due to the aforementioned freezing of the plan. The assets of the pension plan consist primarily of equity and fixed income securities, which are readily marketable.

     A summary of the components of net periodic pension (expense) income follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service cost.........................................  $ (4,353)  $ (3,693)  $ (2,819)
Interest on projected benefit obligation.............   (15,091)   (14,281)   (11,361)
Expected return on plan assets.......................    17,217     20,820     17,616
Amortization of transitional assets..................        --          8          8
Amortization of prior service cost...................      (261)       (85)      (101)
Recognized net actuarial (loss) gain.................    (1,476)        --      1,277
Curtailment loss.....................................    (1,998)        --         --
                                                       --------   --------   --------
Net pension (expense) income.........................  $ (5,962)  $  2,769   $  4,620
                                                       ========   ========   ========

     The following sets forth the funded status of the plan as of December 31:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $214,273   $196,700
Service cost................................................     4,353      3,693
Interest cost...............................................    15,091     14,281
Benefits paid...............................................   (17,279)   (12,228)
Actuarial loss..............................................        12     11,827
Effect of curtailment.......................................   (19,262)        --
                                                              --------   --------
Projected benefit obligation at end of year.................  $197,188   $214,273
                                                              --------   --------

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in plan assets:
Fair value of plan assets at beginning of year..............  $187,350   $214,418
Actual loss on plan assets..................................   (21,436)   (14,840)
Benefits paid...............................................   (17,279)   (12,228)
                                                              --------   --------
Fair value of plan assets at end of year....................  $148,635   $187,350
                                                              --------   --------
Funded status...............................................  $(48,553)  $(26,923)
Unrecognized net loss.......................................    55,432     37,505
Unrecognized prior service cost.............................        --      2,259
                                                              --------   --------
Prepaid pension cost........................................  $  6,879   $ 12,841
                                                              ========   ========

     In accordance with the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," since the curtailment of $19.3 million did not exceed the previous unrecognized net loss, no portion of the $19.3 million curtailment was recognized in earnings for 2002. Accordingly, the remaining unrecognized net loss will be accounted for in future pension plan expense consistent with SFAS No. 87, "Employers' Accounting for Pensions."

     Due to the lower discount rate and a decline in the fair market value of plan assets during 2002 and 2001, the accumulated benefit obligation at December 31, 2002 and 2001 exceeded the fair value of plan assets by $48.6 million and $11.3 million, respectively. Consequently, a net of tax comprehensive loss of $19.8 million and $12.9 million was charged against shareholders' equity in 2002 and 2001, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Prepaid pension cost (included in other assets).............  $  6,879   $ 12,841
Intangible asset (included in other assets).................  $     --   $  2,259
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(55,432)  $(24,094)
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 55,432   $ 21,835
                                                              --------   --------

  NON-QUALIFIED PLANS

     The Company has a supplemental defined benefit plan for substantially all employees under which employees may receive an amount by which benefits earned under the pension plan exceed the limitations imposed by the Internal Revenue
Code. The Company also has a supplemental retirement plan for officers and certain employees. Benefits are based on years of service and certain compensation that is excluded under the qualified plan.

     Total expenses under the non-qualified plans in 2002, 2001 and 2000 were $1.4 million, $0.7 million and $0.9 million, respectively. The supplemental plans of EDO and AIL were combined in 2001.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     A summary of the components of net periodic pension expense follows:

                                                                   2002
                                                              --------------
                                                              (IN THOUSANDS)
Service cost................................................      $  190
Interest on projected benefit obligation....................         815
Amortization of transitional assets.........................          32
Amortization of prior service cost..........................         141
Recognized net actuarial loss...............................         225
                                                                  ------
Net pension expense.........................................      $1,403
                                                                  ======

     Summarized below is the funded status of the combined supplemental plans as of December 31:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $ 11,538   $  9,747
Service cost................................................       190         84
Interest cost...............................................       815        700
Benefits paid...............................................      (847)      (760)
Actuarial loss..............................................       951        297
Plan amendments.............................................       400      1,470
                                                              --------   --------
Projected benefit obligation at end of year.................  $ 13,047   $ 11,538
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of the year..........  $     --   $     --
Employer contribution.......................................       847        760
Benefits paid...............................................      (847)      (760)
                                                              --------   --------
Fair value of plan assets at end of year....................  $     --   $     --
                                                              --------   --------
Funded status...............................................  $(13,047)  $(11,538)
Unrecognized net loss.......................................     4,204      3,525
Unrecognized prior service cost.............................     1,684      1,377
Unrecognized net obligation.................................        10         42
                                                              --------   --------
Accrued benefit cost........................................  $ (7,149)  $ (6,594)
                                                              ========   ========

     Due to the lower discount rate during 2002 and 2001, the accumulated benefit obligation at December 31, 2002 and 2001 exceeded the fair value of plan assets by $11.0 million and $8.9 million, respectively. Consequently, a net of tax comprehensive loss of $0.8 million and $0.5 million was charged against

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

shareholders' equity in 2002 and 2001, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued benefit cost (included in post-retirement benefits
  obligation)...............................................  $(7,149)  $(6,594)
Intangible asset (included in other assets).................  $ 1,694   $ 1,419
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(3,864)  $(2,270)
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 2,170   $   851
                                                              =======   =======

  401(K) PLANS

     In 2000, there were four 401(k) plans sponsored by the Company covering substantially all employees. These plans were merged as of January 1, 2001. The current merged plan provides for matching by the Company of 50% of the first 6% of employee contributions. The match is provided in the Company's common stock under the ESOP plan. In 2000, matching contributions under the original plans were not material.

(16) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     The Company provides certain health care and life insurance benefits to qualified retired employees and dependents at certain locations. These benefits are funded as benefits are provided, with the retiree paying a portion of the cost through contributions, deductibles and coinsurance provisions. The Company has always retained the right to modify or terminate the plans providing these benefits.

     In accordance with SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions," the Company recognizes these benefit expenses on an accrual basis as the employees earn them during their employment rather than when they are actually paid.

  EDO POST-RETIREMENT BENEFIT PLAN

     Post-retirement health care and life insurance expense (income) included the following components:

                                                              2002   2001    2000
                                                              ----   -----   ----
                                                                (IN THOUSANDS)
Service cost................................................  $ --   $  69   $ 57
Interest cost...............................................   171     229    239
Curtailment gain............................................    --    (929)    --
                                                              ----   -----   ----
Total post-retirement health care and life insurance expense
  (income)..................................................  $171   $(631)  $296
                                                              ====   =====   ====

     In 2001, the Company recognized a curtailment gain as a result of a plan amendment whereby coverage will not be provided for future retirees.

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     The funded status of the EDO post-retirement health care and life insurance benefits plan is as follows as of December 31:

                                                               2002     2001
                                                              ------   ------
                                                              (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
  Accumulated benefit obligation at beginning of year.......  $2,317   $3,227
  Service cost..............................................      --       69
  Interest cost.............................................     171      229
  Benefits paid.............................................    (448)    (354)
  Participant contributions.................................      31       32
  Actuarial loss............................................      42       43
  Effect of curtailment.....................................      --     (929)
                                                              ------   ------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $2,113   $2,317
Unrecognized net gain.......................................      39       81
                                                              ------   ------
Accrued post-retirement benefit cost........................  $2,152   $2,398
                                                              ======   ======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 6.75% and 7.25% at December 31, 2002 and 2001, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

  AIL POST-RETIREMENT BENEFIT PLAN

     Post-retirement expense included in the consolidated financial statements comprised the following:

                                                              2002    2001   2000
                                                              -----   ----   ----
                                                                (IN THOUSANDS)
Service cost................................................  $ 313   $ 86   $ 53
Interest cost...............................................    431    663    468
Recognized net actuarial gain...............................   (269)   (11)    --
                                                              -----   ----   ----
Total post-retirement expense...............................  $ 475   $738   $521
                                                              =====   ====   ====

     The funded status of the AIL post-retirement benefit plan is as follows as of December 31:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation..............................  $ 8,737   $ 8,876
Service cost................................................      313        86
Interest cost...............................................      431       663
Benefits paid...............................................     (449)     (591)
Actuarial loss (gain).......................................    2,739      (297)
                                                              -------   -------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $11,771   $ 8,737
Unrecognized (loss) gain....................................   (1,725)    1,282
                                                              -------   -------
Accrued post-retirement benefit cost........................  $10,046   $10,019
                                                              =======   =======

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 6.75% and 7.25% at December 31, 2002 and 2001, respectively. The accumulated benefit obligation would not be affected by increases in healthcare costs since such costs are funded by the participants.

(17) COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable under the terms of letters of credit aggregating approximately $86.9 million at December 31, 2002, should it fail to perform in accordance with the terms of its contracts with foreign customers.

     At December 31, 2002, the Company and its subsidiaries were obligated under building and equipment leases expiring between 2003 and 2012. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are as follows:

     - 2003 - $7,995

     - 2004 - $6,432

     - 2005 - $5,467

     - 2006 - $4,448

     - 2007 - $4,011

     - Thereafter - $18,919

     Rental expense for continuing operations under such leases for the years ended December 31, 2002, 2001 and 2000 amounted to $5.2 million, $4.7 million and $3.9 million, respectively.

(18) LEGAL MATTERS

     The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and, accordingly, no liability has been recorded by the Company. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with the two operable units subject to the consent decree are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 2002, the discounted liability over the remainder of the twenty three years related to these two operable units is approximately $2.3 million of which approximately $0.3 million has been classified as current and is included in accrued liabilities. Approximately $0.6 million of the $2.3 million liability will be incurred over the next five years.

     The Company is also involved in other environmental cleanup efforts, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     Additionally, the Company and its subsidiaries are subject to certain legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(19) BUSINESS SEGMENTS

     The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment,

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

which is consistent with how management operates the Company. The Company's continuing operations are conducted in three business segments: Defense, Communications and Space Products, and Engineered Materials.

     Our Defense segment provides integrated front-line warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control and communications systems and professional, operational, technical and information technology services for military forces and governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and advanced fiber composite structural products for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries.

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 75%, 69% and 63% of net sales, which were 82%, 77% and 69% of Defense's net sales, 62%, 55% and 66% of Communications and Space Products' net sales and 42%, 41% and 33% of Engineered Materials' net sales for 2002, 2001 and 2000, respectively. Export sales comprised 15%, 15% and 18% of net sales for 2002, 2001 and 2000, respectively. In addition, the Universal Exciter Upgrade program in the Defense segment comprised approximately 14%, 15% and 15% of net sales for 2002, 2001 and 2000, respectively.

     Principal products and services by segment are as follows:

     Defense Segment

     - Electronic Warfare

     - Radar Countermeasures Systems

     - Reconnaissance and Surveillance Systems

     - Aircraft Weapons Suspension and Release Systems

     - Airborne Mine Countermeasures Systems

     - Integrated Combat Systems

     - Command, Control and Communications Systems

     - Undersea Systems

     - Professional, Operational, Technical and Information Technology Services

     Communications and Space Products Segment

     - Antenna Products

     - Communications and Countermeasures Systems

     - Space Products

     Engineered Materials Segment

     - Electro-Ceramic Products

     - Advanced Fiber Composite Structural Products

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     Information by segment on sales, operating earnings, identifiable assets, depreciation and amortization, and capital expenditures is as follows for each of the three years ended December 31:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales:
  Defense............................................  $243,447   $183,454   $142,044
  Communications and Space Products..................    47,262     39,998     30,027
  Engineered Materials...............................    38,167     36,509     34,751
                                                       --------   --------   --------
                                                       $328,876   $259,961   $206,822
                                                       --------   --------   --------
Operating earnings:
  Defense............................................  $ 28,674   $ 21,927   $ 17,117
  Communications and Space Products..................      (441)      (383)   (11,176)
  Engineered Materials...............................     3,150      4,603      3,298
  Curtailment (loss) gain............................    (1,998)       929         --
                                                       --------   --------   --------
                                                       $ 29,385   $ 27,076   $  9,239
Net interest expense.................................    (4,956)    (2,216)    (2,438)
Other expense, net...................................       (95)      (971)      (216)
                                                       --------   --------   --------
Earnings before income taxes and cumulative effect of
  a change in accounting principle...................  $ 24,334   $ 23,889   $  6,585
                                                       --------   --------   --------
Identifiable assets:
  Defense............................................  $224,017   $129,631   $106,958
  Communications and Space Products..................    40,001     49,769     37,576
  Engineered Materials...............................    28,496     27,690     29,139
  Corporate..........................................   189,060     78,540     40,581
                                                       --------   --------   --------
                                                       $481,574   $285,630   $214,254
                                                       --------   --------   --------
Depreciation and amortization:
  Defense............................................  $  7,440   $  6,081   $  5,047
  Communications and Space Products..................     1,895      2,438      1,960
  Engineered Materials...............................     1,800      2,029      1,882
  Corporate..........................................       186        848        552
                                                       --------   --------   --------
                                                       $ 11,321   $ 11,396   $  9,441
                                                       --------   --------   --------
Capital expenditures:
  Defense............................................  $  3,587   $  7,896   $  1,559
  Communications and Space Products..................       816      4,308        570
  Engineered Materials...............................     1,819      1,479      1,705
  Corporate..........................................       871        615         27
                                                       --------   --------   --------
                                                       $  7,093   $ 14,298   $  3,861
                                                       ========   ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

     Merger-related   costs,  including   IPR&D,  attributable   to  the  Condor
acquisition and the EDO-AIL merger are included in the segments as follows:

                                                              2002    2001     2000
                                                              ----   ------   -------
                                                                  (IN THOUSANDS)
Defense.....................................................  $567   $  937   $ 3,342
Communications and Space Products...........................    --      184     7,595
Engineered Materials........................................    --      197       558
                                                              ----   ------   -------
Total.......................................................  $567   $1,318   $11,495
                                                              ====   ======   =======

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited quarterly financial information for 2002 and 2001 (in thousands, except per share amounts).

                                FIRST QUARTER          SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                             --------------------     -----------------     -------------------   --------------------
                              2002         2001        2002      2001        2002        2001       2002        2001
                             -------      -------     -------   -------     -------     -------   --------     -------
Net sales from continuing
  operations...............  $66,909      $60,151     $73,719   $66,776     $85,104     $60,353   $103,144     $72,681
Net earnings before
  cumulative effect of a
  change in accounting
  principle:
  Continuing operations....    2,810        2,843(a)    3,074     3,095(b)    3,371(c)    3,833      4,737(d)    4,908(e)
  Discontinued
    operations.............       --           --          --        --          --          --         --         273
                             -------      -------     -------   -------     -------     -------   --------     -------
                               2,810        2,843       3,074     3,095       3,371       3,833      4,737       5,181
Cumulative effect of a
  change in accounting
  principle, net of tax....   (3,363)(f)       --          --        --          --          --         --          --
                             -------      -------     -------   -------     -------     -------   --------     -------
(Loss) earnings............     (553)       2,843       3,074     3,095       3,371       3,833      4,737       5,181
Earnings per share before
  cumulative effect of a
  change in accounting
  principle:
  Basic:
    Continuing
      operations...........     0.17         0.23        0.18      0.25        0.20        0.32       0.28        0.32
    Discontinued
      operations...........       --           --          --        --          --          --         --        0.02
                             -------      -------     -------   -------     -------     -------   --------     -------
                                0.17         0.23        0.18      0.25        0.20        0.32       0.28        0.34
  Cumulative effect of a
    change in accounting
    principle, net of
    tax....................    (0.20)          --          --        --          --          --         --          --
                             -------      -------     -------   -------     -------     -------   --------     -------
  (Loss)
    earnings -- Basic......    (0.03)        0.23        0.18      0.25        0.20        0.32       0.28        0.34
  Diluted:
    Continuing
      operations...........     0.16         0.22        0.18      0.24        0.19        0.30       0.26        0.31
    Discontinued
      operations...........       --           --          --        --          --          --         --        0.02
                             -------      -------     -------   -------     -------     -------   --------     -------
                                0.16         0.22        0.18      0.24        0.19        0.30       0.26        0.33
  Cumulative effect of a
    change in accounting
    principle, net of
    tax:...................    (0.20)          --          --        --          --          --         --          --
                             -------      -------     -------   -------     -------     -------   --------     -------
  (Loss)
    earnings -- Diluted....    (0.04)        0.22        0.18      0.24        0.19        0.30       0.26        0.33
                             -------      -------     -------   -------     -------     -------   --------     -------
Preferred dividends paid...       --          194          --        --          --          --         --          --
                             =======      =======     =======   =======     =======     =======   ========     =======

---------------

(a) Includes merger-related costs of $0.5 million

(b) Includes merger-related costs of $0.8 million.

(c) Includes write-off of purchased in-process research and development costs of $0.2 million and merger-related costs of $0.2 million.

(d) Includes merger-related costs of $0.2 million and a $2.0 million defined benefit pension plan curtailment loss.

(e) Includes a $0.9 million post-retirement curtailment gain.

(f) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," the Company recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See
     Note 1(g) to the consolidated financial statements as of and for the year ended December 31, 2002.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
EDO Corporation

     We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1(g) to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standard No. 142,"Goodwill and Other Intangible Assets."

                                                           /s/ Ernst & Young LLP

New York, New York
February 11, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 (except to the extent set forth in this Item) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 22, 2003.

                               EXECUTIVE OFFICERS

NAME                                           AGE     POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                           ---     --------------------------------------------
James M. Smith...............................  61    Chairman of the Board (since May 2002) President
                                                     and Chief Executive Officer (since 2000).
                                                     Previously, he was President and CEO of AIL
                                                     Systems, Inc.
Frederic B. Bassett..........................  56    Vice President (since September 2002), Chief
                                                     Financial Officer and Treasurer (since January
                                                     2003). Prior thereto, he was Vice President,
                                                     Treasurer and Chief Financial Officer of Condor
                                                     Systems, Inc. (December 2000-July 2002). Prior
                                                     thereto, he was U.S. Operations Controller for
                                                     the Howmet Division of Alcoa.
Patricia D. Comiskey.........................  52    Vice President-Human Resources since June 2001
                                                     and Assistant Secretary since September 2000.
                                                     Previously, she was Director -- Corporate Human
                                                     Resources since September 2000. Prior thereto
                                                     she was Director -- Human Resources and
                                                     Assistant Secretary of AIL Systems, Inc.
George Fox...................................  60    Vice President-Electronic Systems Group since
                                                     May 2000. Previously, he was Director of
                                                     Operations of AIL Systems, Inc. since 1998.
                                                     Prior thereto he was Director of Programs of AIL
                                                     Systems, Inc. since 1997.
William J. Frost.............................  61    Vice President-Administration and (since 2002)
                                                     Investor Relations and (since 2001) Secretary.
Milo Hyde....................................  49    Vice President -- Systems & Analysis Group since
                                                     2000 and Group General Manager since 1998. Prior
                                                     thereto, he was General Manager of the Combat
                                                     Systems Division.
Harvey N. Kreisberg..........................  66    Vice President-Corporate Development since
                                                     January 2001. Prior thereto, he was
                                                     Director -- Diversified Products Group of AIL
                                                     Systems, Inc.
Frank Otto...................................  53    Executive Vice President (since September 2002)
                                                     and Vice President -- Integrated Systems and
                                                     Structures Group (since January 2001). Prior
                                                     thereto, he was General Manager of the Marine
                                                     and Aircraft Systems Division.
Lisa M. Palumbo..............................  44    Vice President, General Counsel and Assistant
                                                     Secretary since April 2002. Previously, she was
                                                     Senior Vice President, General Counsel and
                                                     Secretary of Moore Corporation Ltd. (from March
                                                     to September 2001), and prior thereto, Vice
                                                     President and General Counsel of Rayonier, Inc.

     Each officer is either elected by the board of directors or, as provided in our By-Laws, appointed by the Chief Executive Officer and holds office until the first meeting of the board following the next succeeding annual meeting of shareholders, and thereafter until a successor is appointed and qualified, unless the executive officer dies, is disqualified, resigns or is removed in accordance with our By-Laws.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 22, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 22, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 22, 2003.

ITEM 14. CONTROLS AND PROCEDURES

 Evaluation of disclosure controls and procedures

     Within the 90 day period prior to filing this Report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

 Changes in internal controls

     There were no significant changes in EDO's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO   CHARGED TO       NET       BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER      WRITE-OFFS/     END OF
DESCRIPTION                                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                              ------------   ----------   ----------   -----------   ----------
                                                                  (IN THOUSANDS)
Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful accounts........      $893          407           44(a)       (321)        $1,023

Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts........      $981          220           63(b)       (371)        $  893

Deducted from asset accounts:
Year ended December 31, 2000:
Allowance for doubtful accounts........      $232          287          600(c)       (138)        $  981
Valuation allowance on net deferred tax
  assets...............................      $976           --           --          (976)        $   --

Deducted from asset accounts:
Year ended December 31, 1999:
Allowance for doubtful accounts........      $321           --           --           (89)        $  232
Valuation allowance on net deferred tax
  assets...............................      $976           --           --            --         $  976

---------------
(a) Amount acquired as a result of purchase of Condor Systems, Inc. on July 26, 2002.

(b) Amount acquired as a result of purchase of Dynamic Systems, Inc. on October 9, 2001.

(c) Amount acquired as a result of purchase of AIL Technologies, Inc. on April 28, 2000.

3.  EXHIBITS.

2(a)       Agreement and Plan of Merger by and among the Company, EDO
           Acquisition III Inc. and AIL Technologies Inc. as amended and restated dated January 2, 2000 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(a)).
2(b)       Management Stock Purchase Agreement dated as of January 2,
           2000 between the Company as Buyer and eleven individuals as Sellers, relating to the purchase and sale of shares of common stock of AIL Technologies Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(b)).
2(c) Stock Purchase Agreement dated as of January 2, 2000 between the Company, as Buyer, and Defense Systems Holding Co., as
           Seller, relating to the purchase and sale of shares of common and preferred stock of AIL Technologies Inc.
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(c)).
2(d)       Stock Purchase Agreement dated as of October 9, 2001, by EDO
           Acquisition II, Inc. and the former stockholders of Dynamic
           Systems, Inc., with a list of the schedules and exhibits
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 2001, Exhibit 2(d)).
2(e)       Amended and Restated Asset Purchase Agreement and Amendment
           1 thereto, dated as of May 31, 2002, between EDO Acquisition
           IV Inc., a wholly-owned subsidiary of the Company, as Buyer, and Condor Systems, Inc. and CEI Systems, Inc. as Sellers
           (incorporated herein by reference to the Company's Current
           Report on Form 8-K dated July 26, 2002, Exhibits 2.1 and
           2.2).
2(f) Stock Purchase Agreement, dated as of February 5, 2003, between EDO Professional Services Inc, a wholly-owned subsidiary of the Company, as Buyer and four individuals as Sellers (incorporated herein by reference to the Company's
           Current Report on Form 8-K dated February 5, 2003, Exhibit
           2.1).
3(a)(1) Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31, 1994, Exhibit 3(i)).
3(a)(2) Amendment to the Certificate of Incorporation of the Company dated July 29, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Exhibit 3(i)).
3(a)(3)* Amendment to the Certificate of Incorporation of the Company dated May 17, 2002.
3(b)       By-Laws of the Company effective October 1, 2002
           (incorporated herein by reference to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           28, 2002, Exhibit 3(ii)).
4(a) Indenture, dated as of April 2, 2002, by and between the Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, Exhibit
           4(a)).
4(b) Registration Rights Agreement, dated as of April 2, 2002, by and among the Company and Salomon Smith Barney, Inc., SG
           Cowen Securities Corporation and Robertson Stephens, Inc., as representatives of the initial purchasers (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002,
           Exhibit 4(b)).

10(a)(1)*  Credit Agreement, dated as of November 8, 2002, by and among the Company and AIL Systems Inc., with Citibank N.A., Fleet
           National Bank, Wachovia Bank, N.A., et al.
10(a)(2)*  Amendment No. 1, dated December 20, 2002, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(a)(3)*  Amendment No. 2, dated February 4, 2003, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(a)(4)*  Amendment No. 3, dated February 28, 2003, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(b)      EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996, Exhibit
           10(a)).
10(c)*     EDO Corporation 2002 Long-Term Incentive Plan.
10(d)      Executive Life Insurance Plan Agreements, as amended through
           January 23, 1990, between the Company and 28 employees and retirees (incorporated herein by reference to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994, Exhibit 10(g)).
10(e)      Form of Directors' and Officers' Indemnity Agreements
           between the Company and 23 current Company directors and
           officers (incorporated herein by reference to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996, Exhibit 10(d)).
10(f)      Consent Decree, entered on November 25, 1992, amongst the
           United States, the Company, Plessey, Inc., Vernitron
           Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998.
10(g)      EDO Corporation 1997 Non-Employee Director Stock Option Plan
           (incorporated herein by reference to the Company's
           Registration Statement on Form S-8, File No. 333-77865,
           dated May 6, 1999).
10(h)*     EDO Corporation 2002 Non-Employee Director Stock Option
           Plan.
10(i)      EDO Corporation Compensation Plan for Directors
           (incorporated by reference to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998,
           Exhibit 10(g)).
10(j)      Supplemental Executive Retirement Plan, dated July 1, 2001
           (incorporated by reference to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2001,
           Exhibit 10(i)).
10(k)*     Employment Agreement, dated as of February 1, 2003, by and between EDO Corporation and James M. Smith.
10(l)*     Change in Control Agreement dated March 3, 2003 between the
           Company and Frederic B. Bassett.
10(m)*     Change in Control Agreement dated March 21, 2002, between
           the Company and Patricia D. Comiskey.
10(n)*     Change in Control Agreement dated March 25, 2002 between the
           Company and George P. Fox, Jr.
10(o)*     Change in Control Agreement dated March 21, 2002 between the
           Company and William J. Frost.
10(p)*     Change in Control Agreement dated March 22, 2002 between the
           Company and Milo Hyde.

10(q)*     Change in Control Agreement dated March 21, 2002 between the
           Company and Harvey N. Kreisberg.
10(r)*     Change in Control Agreement dated March 26, 2002 between the
           Company and Frank W. Otto.
10(s)*     Change in Control Agreement dated May 1, 2002 between the
           Company and Lisa M. Palumbo.
21*        List of Subsidiaries.
23*        Consent of Independent Auditors

---------------

* Filed herewith.

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the three months ended December 31, 2002:

   DATE OF REPORT                                   ITEMS REPORTED
---------------------        ------------------------------------------------------------
  November 12, 2002          Furnishing the 18 U.S.C. Section 1350 certifications of
                             James M. Smith, Chairman, President and Chief Executive
                             Officer and Darrell L. Reed, Vice President -- Finance,
                             Treasurer and Chief Financial Officer relating to the
                             Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

                                 CERTIFICATIONS

I, James M. Smith, certify that:

          1.    I  have  reviewed  this  annual  report  on  Form  10-K  of  EDO
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 13, 2003

                                                  /s/ JAMES M. SMITH
                                          --------------------------------------
                                                      James M. Smith
                                              Chairman, President and Chief
                                                    Executive Officer

                                 CERTIFICATIONS

I, Frederic B. Bassett, certify that:

          1.    I  have  reviewed  this  annual  report  on  Form  10-K  of  EDO
     Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          Date: March 13, 2003

                                                /s/ FREDERIC B. BASSETT
                                          --------------------------------------
                                                   Frederic B. Bassett
                                                 Vice President-Finance,
                                          Treasurer and Chief Financial Officer