Form 10-Q
period 2003-03-29
EDO CORP
filed 2003-05-12
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                                  March 29, 2003

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


60 East 42nd Street, 42nd Floor, New York, NY           10165

  (Address of principal executive offices)              (Zip Code)


(Registrant's telephone number, including area code)    (212) 716-2000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                        Yes   X     No
                                                            -----      -----

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                        Yes   X     No
                                                            -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

              Class                            Outstanding at March 29, 2003
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                 19,711,911

                                 EDO CORPORATION

                                      INDEX

                                                                     Page

Face Sheet                                                              1

Index                                                                   2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     March 29, 2003 and
                     December 31, 2002                                  3


                  Consolidated Statements of Earnings -
                     Three Months Ended
                     March 29, 2003 and
                     March 30, 2002                                     4


                  Consolidated Statements of Cash Flows  -
                     Three Months Ended
                     March 29, 2003 and
                     March 30, 2002                                     5


                  Notes to Consolidated Financial Statements           6-12


  Item 2.         Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                   13-20

  Item 3.         Quantitative and Qualitative Disclosures
                     about Market Risk                                  20

  Item 4.         Controls and Procedures                               20


Part II           Other Information

  Item 6.         Exhibits and Reports on Form 8-K                      21

Signature Page                                                          22

                  Exhibit Index                                         23

                                                                          Page 3
PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets

               (in thousands, except share and per share amounts)

                                                         March 29, 2003    December 31, 2002
Assets                                                     (unaudited)
Current assets:
  Cash and cash equivalents                              $  66,423            $ 132,320
  Restricted cash                                           11,166               27,347
  Marketable securities                                        194                  193
  Accounts receivable, net                                 121,980              100,594
  Inventories                                               34,805               32,406
  Deferred income tax asset, net                             3,222                3,222
  Prepayments and other                                      5,153                3,133
                                                         ---------            ---------
     Total current assets                                  242,943              299,215

Property, plant and equipment, net                          66,271               64,472
Notes receivable                                             2,467                2,556
Goodwill                                                    83,534               61,352
Other intangible assets                                     48,203               11,867
Deferred income tax asset, net                              20,439               20,439
Other assets                                                21,213               21,673
                                                         ---------            ---------
                                                         $ 485,070            $ 481,574
                                                         =========            =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                       $  17,615            $  19,108
  Accrued liabilities                                       61,035               55,448
  Contract advances and deposits                            15,918               20,277
                                                         ---------            ---------
     Total current liabilities                              94,568               94,833

Long-term debt                                             137,800              137,800
Post-retirement benefits obligations                        79,048               78,643
Environmental obligation                                     2,041                2,025

Shareholders' equity:
Preferred shares, par value $1 per share,
 authorized 500,000 shares                                    --                   --
Common shares, par value $1 per share, authorized
 50,000,000 shares in 2003,issued 19,801,974 in
 2003 and 19,790,477 in 2002                                19,802               19,790
Additional paid-in capital                                 147,739              147,091
Retained earnings                                           58,790               56,325
Accumulated other comprehensive loss,
 net of income tax benefit                                 (33,972)             (33,899)
Treasury shares at cost (90,063 shares in
 2003 and 94,322 shares in 2002)                            (1,284)              (1,321)
Unearned Employee Stock Ownership Plan shares              (18,229)             (18,541)
Deferred compensation under
 Long-Term Incentive Plan                                     (765)                (579)
Management group receivables                                  (468)                (593)
                                                         ---------            ---------
      Total shareholders' equity                           171,613              168,273
                                                         ---------            ---------
                                                         $ 485,070            $ 481,574
                                                         =========            =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                      For the three months ended
                                                  March 29, 2003    March 30, 2002
                                                             (unaudited)

Net sales                                              $ 94,377        $ 66,909

Costs and expenses
  Cost of sales                                          69,830          50,707
  Selling, general and administrative                    15,207           9,722
  Research and development                                1,990           1,765
  Acquisition-related costs                                 205            --
                                                       --------        --------
                                                         87,232          62,194
                                                       --------        --------
Operating earnings                                        7,145           4,715

Non-operating income (expense)
  Interest income                                           235             208
  Interest expense                                       (2,227)            (46)
  Other, net                                                 33              53
                                                       --------        --------
                                                         (1,959)            215
                                                       --------        --------
Earnings before income taxes and
  cumulative effect of a change in
  accounting principle                                    5,186           4,930
Income tax expense                                       (2,204)         (2,120)
                                                       --------        --------
Earnings before cumulative effect
  of a change in accounting principle                     2,982           2,810
Cumulative effect of a change in accounting
  principle, net of tax                                    --            (3,363)
                                                       --------        --------
Net earnings (loss) available for common shares        $  2,982        $   (553)
                                                       ========        ========
Earnings (loss) per common share:
  Basic:
    Earnings before cumulative effect
      of a change in accounting principle              $   0.17        $   0.17
    Cumulative effect of a change in
      accounting principle, net of tax                     --             (0.20)
                                                       --------        --------
    Net earnings (loss)                                $   0.17        $  (0.03)
                                                       ========        ========
  Diluted:
    Earnings before cumulative effect
      of a change in accounting principle              $   0.17        $   0.16
    Cumulative effect of a change in
      accounting principle, net of tax                     --             (0.19)
                                                       --------        --------
    Net earnings (loss)                                $   0.17        $  (0.03)
                                                       ========        ========

Weighted-average common shares outstanding:

  Basic                                                  17,230          16,974
                                                       ========        ========
  Diluted                                                17,472          17,300
                                                       ========        ========



See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               For the three months ended
                                                            March 29, 2003   March 30, 2002
                                                                       (unaudited)
Operating activities:
  Net earnings (loss)                                         $   2,982          $   (553)
  Adjustments to net earnings (loss) from operations
   to arrive at cash used by operations:
    Depreciation                                                  2,895             2,448
    Amortization                                                    940                49
    Bad debt expense                                                180              --
    Loss on disposal of plant and equipment                          33              --
    Deferred compensation expense                                    57                26
    Non-cash Employee Stock Ownership Plan
     compensation expense                                           766             1,105
    Dividends on unallocated Employee Stock Ownership
     Plan shares                                                     75                80
    Common shares issued for directors' fees                         23                62
    Income tax benefit from stock options                            33               162
    Cumulative effect of a change in accounting principle          --               3,363
    Changes in operating assets and liabilities,
     excluding effects of acquisitions:
      Accounts receivable                                         2,115            (2,091)
      Inventories                                                (2,399)           (2,845)
      Prepayments and other assets                                 (304)             (575)
      Accounts payable, accrued liabilities and other            (8,829)           (3,770)
      Contract advances and deposits                             (4,359)           (4,890)
                                                              ---------          --------
Cash used by operations                                          (5,792)           (7,429)

Investing activities:
    Cash paid for acquisition of Advanced
      Engineering and Research Associates Inc., net of
      cash acquired                                             (38,226)             --
    Cash paid for acquisition of Darlington,
      Inc., net of cash acquired                                (26,956)             --
    Release of restricted cash                                   16,181              --
    Payments received on notes receivable                            88                88
    Purchase of plant and equipment                              (2,112)             (950)
    Purchase of marketable securities                                (1)               (1)
                                                              ---------          --------
Cash used by investing activities                               (51,026)             (863)

Financing activities:
    Repayment of acquired debt                                   (8,660)             --
    Proceeds from exercise of stock options                          47               150
    Proceeds from management group receivables                      125               150
    Payment of common share cash dividends                         (591)             (589)
                                                              ---------          --------
Cash used by financing activities                                (9,079)             (289)

Net decrease in cash and cash equivalents                       (65,897)           (8,581)
Cash and cash equivalents at beginning of year                  132,320            57,841
                                                              ---------          --------
Cash and cash equivalents at end of period                    $  66,423          $ 49,260
                                                              =========          ========

Supplemental disclosures:
 Cash paid for: Interest                                      $    --            $   --
                Income taxes                                  $   3,633          $  5,074


See accompanying Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements

Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2002 filed by the Company on Form 10-K with the Securities and Exchange Commission on March 14, 2003.

The accompanying consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its consolidated financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                           Three months ended
                                          March 29,   March 30,
                                           2003        2002
                                            (in thousands)
Numerator:
 Earnings (loss) available for common
  shares for basic calculation            $ 2,982     $   (553)
                                          -------     --------
Numerator for diluted calculation         $ 2,982     $   (553)
                                          =======     ========


Denominator:
 Weighted-average common shares            17,230       16,974
 Effect of dilutive securities:
  Stock options                               242          326
                                          -------     --------
Denominator for diluted calculation        17,472       17,300
                                          =======     ========

In the three months ended March 29, 2003, the effect of the convertible subordinated notes was anti-dilutive.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had the Company determined compensation cost for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," based on the fair values at the grant dates, the Company's basic and diluted earnings (loss) per common share would have been reduced to the pro forma amounts indicated below:


                                                       Three months ended
                                                    March 29,        March 30,
                                                      2003             2002
                                                      (in thousands, except
                                                         per share amounts)
      Earnings (loss):
        As reported                                $   2,982       $    (553)
        Stock option compensation
         expense based on fair value
         method, net of tax                             (439)           (131)
                                                   ---------       ---------
        Pro forma                                  $   2,543       $    (684)
                                                   =========       =========
      Basic earnings (loss) per common share:
        As reported                                $    0.17       $   (0.03)
        Pro forma                                  $    0.15       $   (0.04)
       Diluted earnings (loss)
        per common share:
        As reported                                $    0.17       $   (0.03)
        Pro forma                                  $    0.15       $   (0.04)


Acquisitions

On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria, Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The preliminary purchase price was $28.5 million, excluding transaction costs of approximately $0.3 million. The Company has not yet completed the purchase price allocation and, therefore, amounts recorded are subject to change. The acquisition was accounted for as a purchase and, accordingly, Darlington's operating results are included in the Company's consolidated financial statements since the acquisition date. Darlington became part of the Company's Defense segment.

On February 5, 2003, a wholly-owned subsidiary of the Company acquired for cash all of the stock of Advanced Engineering and Research Associates, Inc.("AERA"), a privately-held company located in Alexandria, Virginia. AERA provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of such services that the Company offers. The preliminary purchase price was $38.0 million, excluding transaction costs of $0.4 million. The acquisition was accounted for as a purchase and, accordingly, AERA's operating results are included in the Company's consolidated financial statements since the acquisition date. AERA became part of the Company's Defense segment.

On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $61.9 million in cash, in addition to transaction costs of $4.1 million, and assumed certain normal employee benefit obligations, certain trade and supplier payables and certain other accrued liabilities primarily related to contract loss reserves. The Company also assumed approximately $28.0 million of outstanding letters of credit.

Condor had been operating under protection of Chapter 11 of the U.S. Bankruptcy Code. The acquisition expands the Company's electronic warfare business in the areas of reconnaissance and surveillance systems. The acquisition was accounted for as a purchase and, accordingly, operating results are included in the Company's consolidated financial statements since the acquisition date. The assets were distributed among and became part of the Company's Defense and Communications and Space Products segments.

Unaudited pro forma results of operations, assuming the acquisitions of Darlington, AERA and Condor had been completed at the beginning of each period are summarized below. The results reflect adjustments to net sales, cost of sales, amortization expense, compensation expense, purchased in-process research and development costs, other acquisition-related costs, interest income and expense and income tax expense.

                                                                     Three months ended
                                                                   March 29,       March 30,
                                                                     2003             2002
                                                                     (in thousands, except
                                                                       per share amounts)

      Net sales                                                    $ 106,891       $ 103,252
      Earnings (loss) available for common shares, before
        cumulative effect of a change in accounting principle      $   3,270       $    (165)
      Diluted earnings (loss) per common share                     $    0.19       $   (0.01)


The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the periods, or of the results which may occur in the future.

The following table summarizes the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets are deductible for tax purposes over 15 years.

                                                         Darlington          AERA              Condor
                                                         At March 10,    At February 5,      At July 26,
                                                           2003             2003               2002
                                                                        (in thousands)

      Current assets                                     $    12,579       $    13,260      $  29,964
      Plant and equipment                                      1,567             1,048          5,543
      Customer contracts and relationships                    12,938            17,100           --
      Purchased in-process research and development             --                --              150
      Purchased technologies                                    --                --           11,648
      Purchased backlog                                         --                --              916
      Non-compete agreements                                   4,025             2,420           --
      Tradename                                                  287               500           --
      Goodwill                                                10,663            11,650         40,621
      Other assets                                               446               142             76
      Liabilities                                            (13,755)           (7,745)       (22,776)
                                                         -----------       -----------      ---------
      Net assets acquired                                $    28,750       $    38,375      $  66,142
                                                         ===========       ===========      =========


Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002.

Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.

The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million charge, net of a tax benefit of $0.8 million, occurred in the Engineered Materials segment and is comprised of $2.3 million and $1.9 million of pre-tax impaired goodwill and trademark, respectively.

The changes in the carrying amount of goodwill by segment for the three months ended March 29, 2003 are as follows:

                                                                        Communications
                                                                              and           Engineered
                                                           Defense      Space Products       Materials       Total
                                                                                    (in thousands)

      Balance as of January 1, 2003                       $ 57,660       $3,692            $    --         $ 61,352
      Adjustment of Condor purchase price accounting          (131)        --                   --             (131)
      Acquisition of AERA                                   11,650         --                   --           11,650
      Acquisition of Darlington                             10,663         --                   --           10,663
                                                          --------       ------            -------         --------
      Balance as of March 29, 2003                        $ 79,842       $3,692            $    --         $ 83,534
                                                          ========       ======           ========        ========



Summarized below are intangible assets subject to amortization:

                                                                            Estimated
                                             March 29,      December       Useful Lives
                                              2003          31, 2002         (years)
                                                  (in thousands)
      Customer contracts and relationships   $ 30,038       $   --              15
      Purchased technologies                   11,648         11,648             8
      Non-compete agreements                    6,645            200           2-5
      Tradename                                   787           --               5
      Purchased backlog                           916            916             2
                                               ------         ------
                                               50,034         12,764
      Less accumulated amortization            (1,831)          (897)
                                               ======         ======
                                             $ 48,203        $11,867
                                             ========        =======

The amortization expense for the three months ended March 29, 2003 and March 30, 2002 amounted to $0.9 million and $50 thousand, respectively. Total amortization expense for the years 2003, 2004, 2005, 2006, 2007 and thereafter related to these intangible assets are estimated to be $5.0 million, $5.2 million, $4.9 million, $4.9 million, $4.9 million and $24.2 million, respectively.

Since the total trademark carrying amount of $1.9 million was written off in 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets other than goodwill not subject to amortization as of March 29, 2003.

Restricted Cash

At March 29, 2003, there is restricted cash of $11.2 million which relates to amounts collateralizing the outstanding letters of credit assumed as part of the Condor acquisition. As the letters of credit expire or are cancelled, collateral is released. In the fourth quarter of 2002, the Company increased its credit facility from $69 million to $200 million, which allows the Company to replace the letters of credit under the new facility and release the restricted cash.

Inventories

Inventories are summarized by major classification as follows:

                                     March 29, 2003     December 31, 2002
                                               (in thousands)

  Raw materials and supplies           $  7,578             $  7,804
  Work-in-process                        25,108               22,561
  Finished goods                          2,119                2,041
                                       --------             --------
                                       $ 34,805             $ 32,406
                                       ========             ========

Credit Facility

At March 29, 2003, the Company has a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. In connection with the amended facility, $1.2 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet and are being amortized using the straight-line method over the term of the agreement.

The credit facility provides the Company with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at March 29, 2003. Letters of credit outstanding at March 29, 2003 pertaining to the credit facility were $54.9 million, resulting in $70.1 million available at March 29, 2003 for stand-by letters of credit. Any future borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, dependent on the Company's consolidated leverage ratio at the time of the borrowing. At March 29, 2003, LIBOR was approximately 1.3% and the applicable adjustment to LIBOR was 1.50%. The facility requires a commitment fee of 0.25% on the average daily unused portion of the facility.

In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios. As of March 29, 2003, the Company was in compliance with or obtained waivers of the covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, the Company completed the offering of its 5.25% Convertible Subordinated Notes due 2007 (the "Notes") and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million and $1.5 million at March 29, 2003 and December 31, 2002, respectively.

The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of March 29, 2003, there had been no conversions.

Comprehensive Income

As of March 29, 2003, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three month period ended March 29, 2003 was $3.0 million. Comprehensive income for the three month period ended March 30, 2002, before the cumulative effect of a change in accounting principle, was $2.8 million.

Business Segments

EDO Corporation is a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. The Company's advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical, standard equipment on a wide range of military platforms. The Company has three reporting segments: Defense, Communications and Space Products, and Engineered Materials.

The Defense segment provides integrated front-line warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control and communications systems and professional, operational, technical and information technology services for military forces and governments worldwide.

The Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. The Engineered Materials segment supplies commercial and military piezo-electric ceramic products and advanced fiber composite structural products for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries.

                                              Three months ended
                                             March 29,   March 30,
                                               2003        2002
                                                 (in thousands)
Net sales:
Defense                                       $ 70,018   $ 49,230
Communications and Space Products               14,380      8,917
Engineered Materials                             9,979      8,762
                                               -------     -------
                                              $ 94,377   $ 66,909
                                               =======     =======


                                                                         Page 12

Operating earnings (loss):
Defense                                       $  5,375   $ 5,992
Communications and Space Products                1,224    (1,824)
Engineered Materials                               546       547
                                               -------   -------
                                                 7,145     4,715
Net interest (expense) income                   (1,992)      162
Other, net                                          33        53
                                               -------   -------
Earnings before income taxes and
 cumulative effect of change in
 accounting principle                         $  5,186   $ 4,930
                                               =======   =======


Included in operating earnings in the Defense segment for the three months ended March 29, 2003 is $0.2 million of acquisition-related costs attributable to the Condor acquisition.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability be recognized for costs associated with an exit or disposal activity only when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of the adoption of this statement on January 1, 2003 was not material to the Company's operating results or financial position.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 were effective for years ending after December 15, 2002. Presently, the Company does not plan to voluntarily change its method of accounting for stock-based compensation. However, should the Company change its method of accounting for stock-based compensation in the future, that change would fall under the provisions of SFAS Nos. 123 and 148.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company has not yet determined the effect, if any, the adoption of SFAS No. 149 will have on the Company's operating results or financial position.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of March 29, 2003.

Three Months Ended March 29, 2003 compared with Three Months Ended March 30,
2002

Net sales for the three months ended March 29, 2003 increased $27.5 million or 41.1% to $94.4 million from $66.9 million for the three months ended March 30, 2002. This increase comprised sales growth of $20.8 million in the Defense segment, $5.5 million in the Communications and Space Products segment and $1.2 million in the Engineered Materials segment.

In the Defense segment, $17.5 million of the increase was due to sales of reconnaissance and surveillance systems attributable to the acquisition of substantially all of the assets of Condor Systems, Inc. ("Condor"). Such sales were not included in sales for the first quarter of 2002 as the Condor assets were acquired on July 26, 2002. Also, $8.6 million of the increase was attributable to sales of Advanced Engineering Research and Associates, Inc. ("AERA") acquired on February 5, 2003 and Darlington, Inc. ("Darlington") acquired on March 10, 2003. Additionally in the Defense segment, there was an increase in sales of mine countermeasures systems due to the OASIS shallow-water minesweeping program and aircraft weapons and suspension release systems due in part to the F-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple-Carriage Smart Bomb Rack program, development efforts on the Small Diameter Bomb and Joint Strike Fighter suspension and weapons release units programs. These increases in the Defense segment were partially offset by the decreases in sales of electronic warfare equipment as well as integrated combat systems. The decrease in sales of electronic warfare equipment was due to higher sales in the first quarter of 2002 on the Universal Exciter Upgrade ("UEU") program. Final deliveries on the last lot of the UEU program are currently scheduled for the second quarter of 2003. The decrease in sales of integrated combat systems was due primarily to a delay in receipt of orders from foreign customers, resulting in lower sales of sonar and command, control and communications systems.

In the Communications and Space Products segment, the increase in sales was attributable primarily to sales contributed by the acquisition of the assets of Condor. In addition, there were increases in sales of antenna products. The increases in this segment were partially offset by decreases in sales of space products.

In the Engineered Materials segment, there were increases in sales of advanced fiber composite structural products, including work on recently received orders associated with the Sikorsky Comanche program, and electro-ceramic products.

Operating earnings for the three months ended March 29, 2003 increased $2.4 million or 51.5% to $7.1 million or 7.6% of net sales compared to $4.7 million or 7.0% of net sales for the three months ended March 30, 2002. Included in operating earnings for the three months ended March 29, 2003 is $0.9 million of intangible asset amortization expense associated with the Condor, AERA and Darlington acquisitions. This compares to amortization expense of approximately $50 thousand for the three months ended March 30, 2002. Also included in operating earnings for the three months ended March 29, 2003 is non-cash pension expense of $1.0 million and non-cash Employee Stock Ownership Plan ("ESOP") compensation expense of $0.8 million. Included in operating earnings for the three months ended March 30, 2002 is non-cash pension expense of $1.0 million and non-cash ESOP compensation expense of $1.1 million. The lower non-cash ESOP compensation expense for the three months ended March 29, 2003 is attributable to our lower average stock price in the first quarter of 2003 compared to the first quarter of 2002. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

The Defense segment's operating earnings for the three months ended March 29, 2003 were $5.4 million or 7.7% of this segment's net sales compared to operating earnings for the three months ended March 30, 2002 of $6.0 million or 12.2% of this segment's net sales. The first quarter of 2002 was favorably impacted by the aforementioned higher level of sales on the UEU program, which is a high margin program. Additionally, in the three months ended March 29, 2003, operating earnings were negatively impacted by amortization expense pertaining to acquisition-related intangible assets, as well as the effect of lower margin sales of reconnaissance and surveillance systems acquired from Condor. The decrease in the Defense segment's operating earnings is also due in part to a shift in the margins of aircraft weapons suspension and release systems from higher-margin production efforts last year to lower-margin, non-recurring development efforts on recently awarded long-term programs.

The Communications and Space Products segment's operating earnings for the three months ended March 29, 2003 were $1.2 million or 8.5% of this segment's net sales compared to an operating loss for the three months ended March 30, 2002 of $1.8 million. A $1.5 million charge was recorded in the three months ended March 30, 2002 to provide for manufacturing inefficiencies resulting from lowering our production levels of the Ku-Band down converter due to a decrease in forecasted demand by one of our primary customers. Operating earnings were favorably impacted by the contribution of sales from Condor, as well as increased margin on antenna product sales.

The Engineered Materials segment's operating earnings for the three months ended March 29, 2003 were $0.5 million or 5.5% of this segment's net sales compared to operating earnings for the three months ended March 30, 2002 of $0.5 million or 6.2% of this segment's net sales. The decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from fiber composite waste and water tanks resulting from the commercial aviation industry's decreased demand for such tanks, substantially offset by increased, higher-margin fiber composite spares orders and increased sales and margins on other advanced fiber composite structural products.

Selling, general and administrative expenses increased $5.5 million or 56.4% to $15.2 million or 16.1% of net sales for the three months ended March 29, 2003 from $9.7 million or 14.5% of net sales for the three months ended March 30, 2002. This increase is primarily attributable to the acquisitions of Condor, AERA and Darlington, which accounted for $5.3 million of the net increase. The $0.9 million of amortization expense associated with the intangible assets of those recent acquisitions is reflected in selling, general and administrative expense. In the first quarter of 2002, amortization expense was $50 thousand.

Company-sponsored research and development expenditures of $2.0 million or 2.1% of net sales in the three months ended March 29, 2003 is comparable to the $1.8 million or 2.6% of net sales in the three months ended March 30, 2002.

Interest expense, net of interest income, for the three months ended March 29, 2003 was $2.0 million compared to $0.2 million of interest income, net of interest expense, for the three months ended March 30, 2002. Interest expense for the three months ended March 29, 2003 reflects interest expense associated with our $137.8 million principal amount 5.25% Convertible Subordinated Notes due 2007 (the "Notes"), issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes and increased amortization of deferred financing costs associated with our credit facility which was amended in the fourth quarter of 2002. In the three months ended March 30, 2002, interest expense reflected lower amortization of deferred financing costs, as the costs associated with the Notes and the amended credit facility did not occur until later quarters.

Income tax expense for the three months ended March 29, 2003 reflects our estimated effective rate of 42.5% for the year ending December 31, 2003. This compares to an effective rate of 43.0% for the three months ended March 30, 2002.

For the three months ended March 29, 2003, net earnings available for common shares were $3.0 million or $0.17 per diluted common share on 17.5 million diluted common shares compared to net earnings before cumulative effect of a change in accounting principle of $2.8 million or $0.16 per diluted common share on 17.3 million diluted common shares for the three months ended March 30, 2002.

Upon recording a retroactive effect of a change in accounting principle, the net loss for the three months ended March 30, 2002 was $0.6 million or $0.03 per diluted common share. This reflects a $3.4 million charge which was recorded as of January 1, 2002, and is shown net of a tax benefit of $0.8 million on the statement of earnings. This charge pertains to the impairment of goodwill and a trademark resulting from impairment tests performed in 2002, as required under Statement of Financial Accounting Standard ("SFAS") No. 142. The impairment occurred in the Engineered Materials segment and is comprised of $2.3 million of goodwill and $1.9 million related to a trademark.

Liquidity and Capital Resources

Balance Sheet

Our cash, cash equivalents and marketable securities decreased $65.9 million or 49.7% to $66.6 million at March 29, 2003 from $132.5 million at December 31, 2002. The decrease was primarily due to cash outflows of $65.2 million to finance the acquisitions of AERA and Darlington, net of cash acquired. Offsetting the cash used by investing activities for acquisitions was the release of restricted cash. Cash used by operations of $5.8 million was due primarily to a decrease in accounts payable and accrued liabilities. Also during the three months ended March 29, 2003, we made payments of approximately $8.7 million in full settlement of the debt we assumed upon the acquisition of AERA and Darlington. Such payments were made in order to remain in compliance with our credit facility.

Restricted cash of $11.2 million at March 29, 2003 represents remaining collateral backing 105% of outstanding letters of credit assumed in connection with the acquisition of Condor. As the letters of credit expire or are cancelled, the collateral will be released. In the fourth quarter of 2002, we increased our credit facility to $200.0 million, allowing for the issuance of letters of credit under the amended facility and the release of restricted cash.

Accounts receivable increased $21.4 million or 21.3% to $122.0 million at March 29, 2003 from $100.6 million at December 31, 2002 due primarily to the acquisitions of AERA and Darlington. Excluding the effects of AERA and Darlington, accounts receivable increased $2.1 million or 2.1% from December 31, 2002.

Inventories increased $2.4 million or 7.4% to $34.8 million at March 29, 2003 from $32.4 million at December 31, 2002. The increase was due primarily to electronic warfare and antenna products. The acquisitions of AERA and Darlington had no effect on our inventory.

The notes receivable of $2.9 million at March 29, 2003 (of which $0.4 million is included in current assets at March 29, 2003) are comprised of a note related to the sale of property in Deer Park in June 2000, which had a balance of $1.1 million at March 29, 2003, and $1.8 million in notes related to the sale of our former College Point facility in January 1996. The Deer Park facility note is due in monthly installments through July 2015 and bears interest at a rate of 7.5% per annum. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

Contract advances decreased $4.4 million or 21.5% to $15.9 million at March 29, 2003 from $20.3 million at December 31, 2002 due to the liquidation of previously received advances by cost input on foreign contracts.

Capital expenditures, excluding the effects of the acquisitions of AERA and Darlington, for the three months ended March 29, 2003 increased $1.2 million or 122.3% to $2.1 million from $0.9 million for the three months ended March 30, 2002. Increases were in accordance with planned expenditures and attributable to leasehold improvements at the Company's headquarters as well as purchases of machinery and equipment. We are currently reviewing our capital expenditures plan for 2003 and the strategic alternatives for our Deer Park facility, as well as our other facilities in light of recent acquisitions.

Financing Activities

Credit Facility

At March 29, 2003, we have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005 and amended the $69.0 million credit facility in place at December 31, 2001.

The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at March 29, 2003. Letters of credit outstanding at March 29, 2003 pertaining to the credit facility were $54.9 million, resulting in $70.1 million available at March 29, 2003 for stand-by letters of credit. Any future borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, dependent on our consolidated leverage ratio at the time of the borrowing. At March 29, 2003, LIBOR was approximately 1.3% and the applicable adjustment to LIBOR was 1.50%. The facility requires a commitment fee of 0.25% on the average daily unused portion of the facility. In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios. As of March 29, 2003, we were in compliance with or have obtained waivers for our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million and $1.5 million at March 29, 2003 and December 31, 2002, respectively.

The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of March 29, 2003, there had been no conversions.

Employee Stock Ownership Trust ("ESOT") Loan

We sponsor an Employee Stock Ownership Plan ("ESOP") which provides retirement benefits to substantially all employees. An indirect loan which is collateralized by unallocated EDO common shares is funded by quarterly cash contributions from us. As quarterly cash payments are made, the unallocated EDO common shares are committed-to-be-released and allocated to participants.


We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures including acquisitions, research and development expenditures, interest payments and servicing of the ESOP indirect loan. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

Commitments and Contingencies

In order to aggregate all commitments and contractual obligations as of March 29, 2003, we have included the following table. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                        Payments Due In (in millions):
                                     --------------------------------------------------------------------
                                                                                                 2007 and
                                     Total        2003        2004        2005       2006         Beyond
                                     -----        ----        ----        ----       ----         ------
5.25% Convertible
  Subordinated
  Notes due 2007                     $137.8        --          --          --          --        $137.8
Operating leases                       51.4         7.2         8.3         6.6         4.9        24.4
Letters of credit                      88.8        32.2         4.0        52.3         0.2         0.1
Advance payment and performance
   bonds                                2.3         0.6        --          --          --           1.7
                                     ------      ------      ------      ------      ------      ------
Total                                $280.3      $ 40.0      $ 12.3      $ 58.9      $  5.1      $164.0
                                     ======      ======      ======      ======      ======      ======



Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Backlog

The funded backlog of unfilled orders at March 29, 2003 increased $58.5 million or 15.6% to $433.5 from $375.0 million at December 31, 2002. Excluding the effects of the AERA and Darlington acquisitions, backlog increased $6.8 million or 1.8%. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we would depreciate the net book value in excess of the salvage value, over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to our business model, changes in our capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives. Long-lived assets, other than goodwill, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

In accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.

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

New Accounting Standards

See the notes accompanying the unaudited consolidated financial statements as of and for the three months ended March 29, 2003.

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

Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates, nondeductibility of goodwill amortization and IPR&D acquired in a stock purchase business combination and the nondeductibility of our non-cash ESOP compensation expense.

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

      (b)   Reports on Form 8-K

            On February 14, 2003, we filed a Current Report on Form 8-K to report the acquisition, by one of our wholly-owned subsidiaries, of all of the stock of Advanced Engineering & Research Associates, Inc.("AERA").

            On March 13, 2003, we filed a Current Report on Form 8-K to file the 18 U.S.C. Section 1350 certifications of James M. Smith, Chairman, President and Chief Executive Officer and Frederic B. Bassett, Vice President-Finance, Treasurer and Chief Financial Officer, relating to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

            On March 21, 2003, we filed a Current Report on Form 8-K to report the acquisition, by one of our wholly-owned subsidiaries, of all of the stock of Darlington, Inc.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                EDO Corporation

                                ------------------------------------------------
                                (Registrant)


                           by: /s/ Frederic B. Bassett
                               -----------------------------------------
                               Frederic B. Bassett - Vice President- Finance (Principal Financial Officer)





Date: May 12, 2003

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