Form 10-Q
period 2003-06-28
EDO CORP
filed 2003-08-06
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:                                    June 28, 2003

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                                        Yes   X     No
                                                            -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                Class                             Outstanding at June 28, 2003
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                      19,714,266

                                 EDO CORPORATION

                                      INDEX

                                                                           Page

Face Sheet                                                                 1

Index                                                                      2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets  -
                     June 28, 2003 and
                     December 31, 2002                                     3

                  Consolidated Statements of Earnings -
                     Three Months Ended
                     June 28, 2003 and
                     June 29, 2002                                         4

                  Consolidated Statements of Earnings -
                     Six Months Ended
                     June 28, 2003 and
                     June 29, 2002                                         5

                  Consolidated Statements of Cash Flows  -
                     Six Months Ended
                     June 28, 2003 and
                     June 29, 2002                                         6

                  Notes to Consolidated Financial Statements               7-14

  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                         14-24

  Item 3.         Quantitative and Qualitative Disclosures
                     about Market Risk                                     24

  Item 4.         Controls and Procedures                                  24

Part II           Other Information

  Item 4.         Submission of Matters to a Vote of Security Holders      25

  Item 6.         Exhibits and Reports on Form 8-K                         25

Signature Page                                                             26

Exhibit Index                                                              27

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                    June 28, 2003  December 31, 2002
Assets                                               (unaudited)
Current assets:
  Cash and cash equivalents                           $  60,241        $ 132,320
  Restricted cash                                           194           27,347
  Marketable securities                                     215              193
  Accounts receivable, net                              117,512          100,594
  Inventories                                            37,289           32,406
  Assets held for sale                                   26,892               --
  Deferred income tax asset, net                          3,222            3,222
  Prepayments and other                                   5,133            3,133
                                                      ---------        ---------
     Total current assets                               250,698          299,215

Property, plant and equipment, net                       32,763           64,472
Notes receivable                                          2,453            2,556
Goodwill                                                108,265           61,352
Other intangible assets, net                             45,188           11,867
Deferred income tax asset, net                           23,256           20,439
Other assets                                             20,973           21,673
                                                      ---------        ---------
                                                      $ 483,596        $ 481,574
                                                      =========        =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                    $  18,449        $  19,108
  Accrued liabilities                                    63,250           55,448
  Contract advances and deposits                         10,760           20,277
                                                      ---------        ---------
     Total current liabilities                           92,459           94,833

Long-term debt                                          137,800          137,800
Post-retirement benefits obligations                     79,301           78,643
Environmental obligation                                  2,015            2,025

Shareholders' equity:
Preferred shares, par value $1 per share,
 authorized 500,000 shares                                   --               --
Common shares, par value $1 per share, authorized
 50,000,000 shares in 2003,issued 19,805,188 in
 2003 and 19,790,477 in 2002                             19,805           19,790
Additional paid-in capital                              148,477          147,091
Retained earnings                                        58,045           56,325
Accumulated other comprehensive loss,
 net of income tax benefit                              (34,097)         (33,899)
Treasury shares at cost (90,922 shares in
 2003 and 94,322 shares in 2002)                         (1,295)          (1,321)
Unearned Employee Stock Ownership Plan shares           (17,916)         (18,541)
Deferred compensation under
 Long-Term Incentive Plan                                  (647)            (579)
Management group receivables                               (351)            (593)
                                                      ---------        ---------
      Total shareholders' equity                        172,021          168,273
                                                      ---------        ---------
                                                      $ 483,596        $ 481,574
                                                      =========        =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                            For the three months ended
                                                         June 28, 2003       June 29, 2002
                                                                    (unaudited)
Continuing Operations:
Net sales                                                  $ 111,736           $ 73,719

Costs and expenses
  Cost of sales                                               79,190             56,139
  Selling, general and administrative                         21,493              8,619
  Research and development                                     2,498              2,096
  Impairment loss on assets held for sale                      9,160                 --
  Acquisition-related costs                                      215                 --
                                                           ---------           --------
                                                             112,556             66,854
                                                           ---------           --------
Operating (loss) earnings                                       (820)             6,865

Non-operating income (expense)
  Interest income                                                165                564
  Interest expense                                            (2,247)            (2,079)
  Other, net                                                      95                (47)
                                                           ---------           --------
                                                              (1,987)            (1,562)
                                                           ---------           --------
(Loss)earnings from continuing operations before
  income taxes and discontinued operations                    (2,807)             5,303

Income tax benefit (expense)                                   1,181             (2,229)
                                                           ---------           --------

(Loss)earnings from continuing operations before
  discontinued operations                                  $  (1,626)          $  3,074
Earnings from discontinued operations, net of tax              1,398                 --
                                                           ---------           --------
Net (loss) earnings                                        $    (228)          $  3,074
                                                           =========           ========

(Loss) earnings per common share:
  Basic:
   Continuing operations                                   $   (0.09)          $   0.18
   Discontinued operations                                      0.08                 --
                                                           ---------           --------
                                                           $   (0.01)          $   0.18
                                                           =========           ========
  Diluted:
   Continuing operations                                   $   (0.09)          $   0.18
   Discontinued operations                                      0.08                 --
                                                           ---------           --------
                                                           $   (0.01)          $   0.18
                                                           =========           ========


Weighted-average common shares outstanding:
  Basic                                                       17,276             17,057
                                                           =========           ========
  Diluted                                                     17,276             17,386
                                                           =========           ========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                         For the six months ended
                                                     June 28, 2003       June 29, 2002
                                                                (unaudited)
Continuing Operations:
Net sales                                              $ 206,113           $ 140,628

Costs and expenses
  Cost of sales                                          149,020             106,846
  Selling, general and administrative                     36,700              18,341
  Research and development                                 4,488               3,861
  Impairment loss on assets held for sale                  9,160                  --
  Acquisition-related costs                                  420                  --
                                                       ---------           ---------
                                                         199,788             129,048
                                                       ---------           ---------
Operating earnings                                         6,325              11,580

Non-operating income (expense)
  Interest income                                            400                 772
  Interest expense                                        (4,474)             (2,125)
  Other, net                                                 128                   6
                                                       ---------           ---------
                                                          (3,946)             (1,347)
                                                       ---------           ---------
Earnings from continuing operations before
  income taxes, discontinued operations
  and cumulative effect of a change in
  accounting principle                                     2,379              10,233
Income tax expense                                        (1,023)             (4,349)
                                                       ---------           ---------
Earnings from continuing operations before
  discontinued operations and cumulative
  effect of a change in accounting principle           $   1,356           $   5,884
Earnings from discontinued operations, net of tax          1,398                  --
Cumulative effect of a change in accounting
  principle, net of tax                                       --              (3,363)
                                                       ---------           ---------
Net earnings                                           $   2,754           $   2,521
                                                       =========           =========
Earnings (loss) per common share:
  Basic:
   Continuing operations                               $    0.08           $    0.35
   Discontinued operations                                  0.08                  --
   Cumulative effect of a change in
     accounting principle                                     --               (0.20)
                                                       ---------           ---------
                                                       $    0.16           $    0.15
                                                       =========           =========
  Diluted:
   Continuing operations                               $    0.08           $    0.34
   Discontinued operations                                  0.08                  --
   Cumulative effect of a change in
    accounting principle                                      --               (0.19)
                                                       ---------           ---------
                                                       $    0.16           $    0.15
                                                       =========           =========
Weighted-average common shares outstanding:
  Basic                                                   17,253              17,015
                                                       =========           =========
  Diluted                                                 17,493              17,343
                                                       =========           =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      For the six months ended
                                                                 June 28, 2003       June 29, 2002
                                                                            (unaudited)
 Operating activities:
  Net earnings from continuing operations                          $   1,356           $   2,521
  Adjustments to net earnings from continuing
   operations to arrive at cash provided (used)
   by operations:
    Depreciation                                                       5,998               4,750
    Amortization                                                       2,105                 120
    Bad debt expense                                                     154                  --
    Deferred tax benefit                                              (3,756)                 --
    Loss on sale of plant and equipment                                   76                   6
    Impairment loss on assets held for sale                            9,160                  --
    Deferred compensation expense                                        121                  85
    Non-cash Employee Stock Ownership Plan(ESOP)expense                1,510               2,315
    Non-cash stock option compensation expense                           292                  --
    Dividends on unallocated ESOP shares                                 148                 159
    Common shares issued for directors' fees                              51                  96
    Income tax benefit from stock options                                 45                 413
    Cumulative effect of a change in accounting principle                 --               3,363
    Changes in operating assets and liabilities,
     excluding effects of acquisitions:
      Accounts receivable                                             12,206              (5,914)
      Inventories                                                     (1,150)                252
      Prepayments and other assets                                       630              (3,412)
      Accounts payable, accrued liabilities and other                (12,553)             (5,463)
      Contract advances and deposits                                  (9,517)             (7,308)
                                                                   ---------           ---------
Cash provided (used) by operations                                     6,876              (8,017)

Net cash provided by discontinued operations                              47                  --

Investing activities:
    Cash paid for acquisitions, net of cash acquired                 (88,792)                 --
    Deposit for the acquisition of Condor Systems, Inc.                   --              (7,000)
    Release of restricted cash                                        27,153                  --
    Payments received on notes receivable                                101                 174
    Purchase of plant and equipment                                   (4,573)             (2,247)
    Proceeds from the sale of plant and equipment                         --                   1
    Purchase of marketable securities                                    (22)                 (2)
                                                                   ---------           ---------
Cash used by investing activities                                    (66,133)             (9,074)

Financing activities:
    Repayment of acquired debt                                       (11,998)                 --
    Proceeds from exercise of stock options                               69                 397
    Proceeds from management group receivables                           242                 252
    Issuance of convertible subordinated notes                            --             137,800
    Payment of common share cash dividends                            (1,182)             (1,179)
                                                                   ---------           ---------
Cash (used) provided by financing activities                         (12,869)            137,270

Net change in cash and cash equivalents                              (72,079)            120,179
Cash and cash equivalents at beginning of year                       132,320              57,841
                                                                   ---------           ---------
Cash and cash equivalents at end of period                         $  60,241           $ 178,020
                                                                   =========           =========

Supplemental disclosures:
 Cash paid for: Interest                                           $   3,617           $      --
                Income taxes                                       $   6,424           $   7,830

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                         Three months ended        Six months ended
                                        June 28,     June 29,    June 28,     June 29,
                                          2003         2002        2003         2002
                                                        (in thousands)
Numerator:
 Net (loss)earnings for basic
  and diluted calculations              $   (228)     $ 3,074     $ 2,754     $ 2,521
                                        ========      =======     =======     =======

Denominator:
 Denominator for basic calculation        17,276       17,057      17,253      17,015
 Effect of dilutive securities:
  Stock options                               --          329         240         328
                                        --------      -------     -------     -------
Denominator for diluted calculation       17,276       17,386      17,493      17,343
                                        ========      =======     =======     =======

In the three and six months ended June 28, 2003 and June 29, 2002, respectively, the effect of the convertible subordinated notes was anti-dilutive.

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

Had the Company determined compensation cost for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," based on the fair values at the grant dates, the Company's basic and diluted earnings (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                                        Three months ended             Six months ended
                                                       June 28,      June 29,      June 28,        June 29,
                                                         2003          2002          2003            2002
                                                             (in thousands, except per share amounts)
Net (loss) earnings:
  As reported                                         $    (228)    $   3,074      $   2,754      $   2,521
  Stock option compensation expense based on fair
   value method, net of tax                                (415)         (283)          (848)          (413)
                                                      ---------     ---------      ---------      ---------
  Pro forma                                           $    (643)    $   2,791      $   1,906      $   2,108
                                                      =========     =========      =========      =========
Basic (loss) earnings per common share:
  As reported                                         $   (0.01)    $    0.18      $    0.16      $    0.15
  Pro forma                                           $   (0.04)    $    0.16      $    0.11      $    0.12

Diluted (loss) earnings per common share:
  As reported                                         $   (0.01)    $    0.18      $    0.16      $    0.15
  Pro forma                                           $   (0.04)    $    0.16      $    0.11      $    0.12


Acquisitions

On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem is a supplier of aerospace and defense products and services, primarily through its MBM Technology unit in England and Artisan Technologies Inc. subsidiary in the United States. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce EDO's position as a global leader in aircraft armament-release systems. Emblem is expected to broaden the Company's customer base in Europe. The preliminary purchase price was L15.25 million ($22.3 million) which includes a L2.0 million ($3.3 million) payment of debt. In addition, there were transaction costs of approximately $1.8 million. Emblem became part of the Company's Defense segment.

On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria, Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The preliminary purchase price was $28.5 million, excluding transaction costs of approximately $0.3 million. In addition, the Company acquired and immediately paid off debt of $4.9 million. Darlington became part of the Company's Defense segment.

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

In addition, the Company acquired and immediately paid of debt of $3.8 million. AERA became part of the Company's Defense segment.

On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $61.9 million in cash, in addition to transaction costs of $4.1 million. The acquisition expands the Company's electronic warfare business in the areas of reconnaissance and surveillance systems. The assets became part of the Company's Defense and Communications and Space Products segments.

These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

Unaudited pro forma results of operations, assuming the acquisitions of Emblem, Darlington, AERA and Condor had been completed at the beginning of each period are summarized below. The results reflect adjustments to net sales, cost of sales, amortization expense, compensation expense, purchased in-process research and development costs, interest income and expense and income tax expense.

                                                                         Six months ended
                                                               June 28, 2003            June 29, 2002
                                                              (in thousands, except per share amounts)
Net sales                                                        $  266,844               $  239,513
Earnings available for common shares, before discontinued
  operations and cumulative effect of a change in
  accounting principle                                           $    5,376               $    1,805
Diluted earnings per common share                                $     0.31               $     0.10

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

                                          Emblem      Darlington       AERA         Condor
                                        At June 16,  At March 10,  At February 5,  At July 26,
                                           2003          2003          2003          2002
Current assets                           $  9,649      $ 12,579      $ 13,260      $ 30,628
Plant and equipment                         3,228         1,567         1,048         5,543
Customer contracts and relationships           --        14,900        17,100            --
Purchased in-process research and
  development                                  --            --            --           150
Purchased technologies                         --            --            --        11,648
Purchased backlog                              --            --            --           916
Non-compete agreements                         --            30         2,420            --
Tradename                                      --           400           500            --
Goodwill                                   20,219        15,573        11,697        40,175
Other assets                                   85           446           142            76
Liabilities                                (9,179)      (16,445)       (7,317)      (23,150)
                                         --------      --------      --------      --------
Net assets acquired                      $ 24,002      $ 29,050      $ 38,850      $ 65,986
                                         ========      ========      ========      ========

Business Combinations and Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002.

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

The changes in the carrying amount of goodwill by segment for the six months ended June 28, 2003 are as follows:

                                                                Communications
                                                                  and Space     Engineered
                                                      Defense      Products     Materials         Total
                                                                     (in thousands)
Balance as of January 1, 2003                       $  57,660    $    3,692     $        --     $  61,352

Adjustment of Condor purchase price accounting           (576)           --              --          (576)
Acquisition of AERA                                    11,697            --              --        11,697
Acquisition of Darlington                              15,573            --              --        15,573
Acquisition of Emblem                                  20,219            --              --        20,219
                                                    ---------    ----------     -----------     ---------
Balance as of June 28, 2003                         $ 104,573    $    3,692     $        --     $ 108,265
                                                    =========    ==========     ===========     =========

Summarized below are intangible assets subject to amortization:

                                                                                Estimated
                                                     June 28,    December 31,  Useful Lives
                                                       2003         2002         (years)
                                                         (in thousands)
Customer contracts and relationships                 $ 32,000      $     --           15
Purchased technologies                                 11,648        11,648            8
Non-compete agreements                                  2,650           200          1-5
Tradename                                                 900            --            5
Purchased backlog                                         916           916            2
                                                     --------      -------
                                                       48,114        12,764
Less accumulated amortization                          (2,926)         (897)
                                                     --------      --------
                                                     $ 45,188      $ 11,867
                                                     ========      ========

The amortization expense for the three months ended June 28, 2003 and June 29, 2002 amounted to $1.1 million and $0.1 million, respectively. The amortization expense for the six months ended June 28, 2003 and June 29, 2002 amounted to $2.0 million and $0.1 million, respectively.

Total amortization expense for the years 2003, 2004, 2005, 2006, 2007 and thereafter related to intangible assets are estimated to be $4.5 million, $4.5 million, $4.3 million, $4.3 million, $4.3 million and $25.4 million, respectively. Due to the timing of the Emblem acquisition, the total excess of the purchase price over net tangible assets acquired was preliminarily allocated entirely to goodwill as of June 28, 2003. Upon completion of a valuation of Emblem, to be performed by an independent third party, the Company will re-allocate the purchase price as appropriate.

Since the total carrying amount of a trademark was written off in 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets, other than goodwill, not subject to amortization as of June 28, 2003.

Assets Held For Sale

On June 24, 2003, the Board of Directors of the Company approved the decision to sell the Company's 726,000 square foot facility in Deer Park, NY. As of June 28, 2003, the facility is reflected on the accompanying consolidated balance sheet as assets held for sale at its fair value less costs to sell, including commissions and transfer taxes. Consequently, the Company recorded a pre-tax impairment loss of $9.2 million, as the net book value of the assets exceeded the fair value less the costs to sell.

In July 2003, the Company entered into an agreement with a buyer for a sales price of $29.0 million, of which $1.0 million was received upon signing, $21.0 million will be received at closing and $7.0 million will be received when the Company vacates the facility. The $7.0 million will be in the form of a note receivable. As part of the agreement, the Company will lease the facility for a period not to exceed two years. The triple net lease agreement does not have any renewal or buyout options.

Inventories

Inventories are summarized by major classification as follows:

                                     June 28, 2003     December 31, 2002
                                               (in thousands)
  Raw materials and supplies           $  8,535             $  7,804
  Work-in-process                        26,188               22,561
  Finished goods                          2,566                2,041
                                       --------             --------
                                       $ 37,289             $ 32,406
                                       ========             ========

Credit Facility

At June 28, 2003, the Company has a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. In connection with the amended facility, $1.2 million of deferred finance costs is included in other assets on the accompanying consolidated balance sheet and is being amortized using the straight-line method over the term of the agreement.

The credit facility provides the Company with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at June 28, 2003. Letters of credit outstanding at June 28, 2003 pertaining to the credit facility were $62.9 million, resulting in $62.1 million available at June 28, 2003 for stand-by letters of credit. Any future borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, dependent on the Company's consolidated leverage ratio at the time of the borrowing. At June 28, 2003, LIBOR was approximately 1.0% and the applicable adjustment to LIBOR was 1.50%. The facility requires a commitment fee of 0.25% on the average daily unused portion of the facility.

In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios. As of June 28, 2003, the Company was in compliance with its covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, the Company completed the offering of its 5.25% Convertible Subordinated Notes due 2007 (the "Notes") and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year.

The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of June 28, 2003, there had been no conversions.

Comprehensive Income

As of June 28, 2003, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive (loss) income for the three and six month periods ended June 28, 2003 was ($0.4) million and $2.6 million, respectively, compared to comprehensive income for the three and six month periods ended June 29, 2002 of $3.1 million and $2.5 million, respectively.

Business Segments

EDO Corporation is a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. The Company's advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical, standard equipment on a wide range of military platforms. The Company has three reporting segments: Defense, Communications and Space Products and Engineered Materials.

The Defense segment provides integrated, front-line, warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control and communications systems and professional, operational, technical and information technology services for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. The Engineered Materials segment supplies commercial and military piezo-electric ceramic products and advanced fiber composite structural products for the aircraft, communication, navigation, chemical, petrochemical, paper and oil industries.

                                        Three months ended              Six months ended
                                      June 28,        June 29,       June 28,       June 29,
                                        2003            2002           2003           2002
                                                          (in thousands)
Net sales:
Defense                               $  86,925      $  54,129      $ 156,943      $ 103,359
Communications and Space Products        13,323         10,199         27,703         19,116
Engineered Materials                     11,488          9,391         21,467         18,153
                                      ---------      ---------      ---------      ---------
                                      $ 111,736      $  73,719      $ 206,113      $ 140,628
                                      =========      =========      =========      =========
Operating earnings (loss):
Defense                               $   7,364      $   6,474      $  12,739      $  12,466
Communications and Space Products           827           (209)         2,051         (2,033)
Engineered Materials                        149            600            695          1,147
Impairment loss on assets
  held for sale                          (9,160)            --         (9,160)            --
                                      ---------      ---------      ---------      ---------
                                           (820)         6,865          6,325         11,580
Net interest expense                     (2,082)        (1,515)        (4,074)        (1,353)
Other, net                                   95            (47)           128              6
                                      ---------      ---------      ---------      ---------
(Loss) earnings before income
 taxes, discontinued operations
 and cumulative effect of a
 change in accounting principle       $  (2,807)     $   5,303      $   2,379      $  10,233
                                      =========      =========      =========      =========

Included in the Defense segment's results for the three and six months ended June 28, 2003 is $0.2 million and $0.4 million, respectively, of acquisition-related costs attributable to the Condor acquisition.

New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The effect of the adoption of this statement on January 1, 2003 was not material to the Company's operating results or financial position.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This SFAS is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the effect, if any, of the adoption of this statement.

Item 2.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of June 28, 2003.

Three Months Ended June 28, 2003 compared with Three Months Ended June 29, 2002

Net sales for the three months ended June 28, 2003 increased $38.0 million or 51.6% to $111.7 million from $73.7 million for the three months ended June 29, 2002. This increase comprised sales growth of $32.8 million in the Defense segment, $3.1 million in the Communications and Space Products segment and $2.1 million in the Engineered Materials segment.

In the Defense segment, $17.0 million of the increase was due to sales of reconnaissance and surveillance systems attributable to the assets acquired from Condor Systems, Inc. ("Condor"). Such sales were not included in sales for the first half of 2002 as the Condor assets were acquired on July 26, 2002. Also, $23.6 million of the increase was attributable to sales of recently acquired Emblem Group Ltd ("Emblem"), Darlington, Inc. ("Darlington") and Advanced Engineering and Research Associates, Inc. ("AERA"). Aircraft weapons and suspension release systems sales increased due in part to the F-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple-Carriage Smart Bomb Rack program, development efforts on the Small Diameter Bomb and the Joint Strike Fighter suspension and weapons release units programs. Sales of undersea sonar systems and radar signal simulator units for aircraft also increased in the second quarter of 2003 compared to the second quarter of 2002. These increases in the Defense segment were partially offset by the decreases in sales of electronic warfare equipment as well as integrated combat systems. The decrease in sales of electronic warfare equipment was due to higher sales in the first half of 2002 on the Universal Exciter Upgrade ("UEU") program. The UEU production program is expected to be completed in the third quarter of 2003. The decrease in sales of integrated combat systems was due primarily to delays in receipt of orders from foreign customers, resulting in lower sales of combat and command, control and communications systems.

In the Communications and Space Products segment, the increase in sales was attributable primarily to sales contributed by the assets acquired from Condor. In addition, there were increases in sales of antenna products. The increases in this segment were partially offset by a decrease in sales of space products.

In the Engineered Materials segment, there were increases in sales of advanced fiber composite structural products, including work on recently received orders associated with the Sikorsky Comanche program, and electro-ceramic products.

For the three months ended June 28, 2003, we incurred an operating loss of $0.8 million. This compares to operating earnings of $6.9 million for the three months ended June 29, 2002. Included in the operating loss for the three months ended June 28, 2003 is a $9.2 million impairment loss related to our Deer Park facility (see "Assets Held For Sale" in the Notes to the Consolidated Financial

Statements) and $1.1 million of intangible asset amortization expense associated with the Condor, AERA and Darlington acquisitions. This compares to total amortization expense of approximately $0.1 million for the three months ended June 29, 2002. Also included in operating earnings for the three months ended June 28, 2003 is non-cash pension expense of $1.0 million and non-cash Employee Stock Ownership Plan ("ESOP") compensation expense of $0.7 million. Included in operating earnings for the three months ended June 29, 2002 is non-cash pension expense of $1.0 million and non-cash ESOP compensation expense of $1.2 million. The lower non-cash ESOP compensation expense for the three months ended June 28, 2003 is attributable to our lower average stock price compared to the second quarter of 2002. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

The Defense segment's operating earnings for the three months ended June 28, 2003 were $7.4 million or 8.5% of this segment's net sales compared to operating earnings for the three months ended June 29, 2002 of $6.5 million or 12.0% of this segment's net sales. The second quarter of 2002 was favorably impacted by the high margin sales on the UEU production program, which is expected to be completed in the third quarter of 2003. In the three months ended June 28, 2003, operating earnings were negatively impacted by amortization expense pertaining to intangible assets, as well as the effect of lower margin sales of reconnaissance and surveillance systems acquired from Condor. The decrease in the Defense segment's operating earnings is also due in part to a shift in the margins of aircraft weapons suspension and release systems from higher-margin production efforts last year to lower-margin, non-recurring development efforts on recently awarded long-term programs. These decreases were partially offset by efficiencies achieved on higher production volume associated with our radar signal simulator.

The Communications and Space Products segment's operating earnings for the three months ended June 28, 2003 were $0.8 million or 6.2% of this segment's net sales compared to an operating loss for the three months ended June 29, 2002 of $0.2 million. Operating earnings in the current period were favorably impacted by the contribution of sales from Condor, as well as increased margin on antenna product sales.

The Engineered Materials segment's operating earnings for the three months ended June 28, 2003 were $0.1 million or 1.3% of this segment's net sales compared to operating earnings for the three months ended June 29, 2002 of $0.6 million or 6.4% of this segment's net sales. During the three months ended June 28, 2003, we incurred a charge of $0.7 million to write down to net realizable value inventory and receivables related to the microwave product line in our electro-ceramics business. In addition, the decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from fiber composite waste and water tanks resulting from the commercial aviation industry's decreased demand for such tanks, a shift in sales to lower margin non-recurring engineering efforts, and production associated with the Sikorsky Comanche program moving to future quarters.

Selling, general and administrative expenses increased $12.9 million or 149.4% to $21.5 million or 19.2% of net sales for the three months ended June 28, 2003 from $8.6 million or 11.7% of net sales for the three months ended June 29, 2002. This increase is primarily attributable to the acquisitions of Condor, AERA, Darlington and Emblem, which accounted for in excess of $11.0 million of the net increase and included $1.1 million of amortization expense associated with the intangible assets established as part of purchase accounting. In the second quarter of 2002, amortization expense was $0.1 million.

Company-sponsored research and development expenditures of $2.5 million or 2.2% of net sales in the three months ended June 28, 2003 are lower on a percentage of net sales basis than the $2.1 million or 2.8% of net sales in the three months ended June 29, 2002. This is due to timing of such expenditures in addition to the absence of such expenditures in our services business, which includes recently acquired AERA.

Interest expense, net of interest income, for the three months ended June 28, 2003 was $2.1 million compared to $1.5 million for the three months ended June 29, 2002. Interest expense for each period reflects interest associated with our $137.8 million principal amount 5.25% Convertible Subordinated Notes due 2007 (the "Notes"), issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility, which was amended in the fourth quarter of 2002. In the three months ended June 29, 2002, interest expense reflected lower amortization of deferred financing costs, as the costs to amend the credit facility and, therefore, the increased amortization expense, did not occur until later quarters.

For the three months ended June 28, 2003, the net loss from continuing operations was $1.6 million or $0.09 per common share on 17.3 million basic common shares compared to net earnings from continuing operations of $3.1 million or $0.18 per diluted common share on 17.4 million diluted common shares for the three months ended June 29, 2002. In the three months ended June 28, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of June 28, 2003. Consequently, $1.4 million, net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. The net loss, including discontinued operations, was $0.2 million or $0.01 per common share for the three months ended June 28, 2003.

Six Months Ended June 28, 2003 compared with Six Months Ended June 29, 2002

Net sales for the six months ended June 28, 2003 increased $65.5 million or 46.6% to $206.1 million from $140.6 million for the six months ended June 29, 2002. This increase comprised sales growth of $53.6 million in the Defense segment, $8.6 million in the Communications and Space Products segment and $3.3 million in the Engineered Materials segment.

In the Defense segment, $34.5 million of the increase was due to sales of reconnaissance and surveillance systems attributable to the assets acquired from Condor. Such sales were not included in sales for the first half of 2002 as the Condor assets were acquired on July 26, 2002. Also, $32.2 million of the increase was attributable to sales of recently acquired Emblem, Darlington and AERA. Aircraft weapons and suspension release systems sales increased due in part to the F-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple-Carriage Smart Bomb Rack program, development efforts on the Small Diameter Bomb and the Joint Strike Fighter suspension and weapons release units programs. Sales relating to our radar signal simulator program also increased in the six months ended June 28, 2003 compared to the six months ended June 29, 2002 due to increased production efforts. These increases in the Defense segment were partially offset by the decreases in sales of electronic warfare equipment, integrated combat systems, as well as professional services. The decrease in sales of electronic warfare equipment was due to higher sales in the first half of 2002 on the UEU program. The UEU production program is expected to be completed in the third quarter of 2003. The decrease in sales of integrated combat systems and professional services was due primarily to delays in receipt of orders.

In the Communications and Space Products segment, the increase in sales was attributable primarily to sales contributed by the assets acquired from Condor. In addition, there were increases in sales of antenna products. The increases in this segment were partially offset by decreases in sales of space products.

In the Engineered Materials segment, there were increases in sales of advanced fiber composite structural products, including work on recently received orders associated with the Sikorsky Comanche program, and electro-ceramic products.

Operating earnings for the six months ended June 28, 2003 decreased $5.3 million or 45.4% to $6.3 million or 3.1% of net sales compared to $11.6 million or 8.2% of net sales for the six months ended June 29, 2002. In the six months ended June 29, 2002, operating earnings of the Communications and Space Products segment were negatively impacted by a $1.5 million charge recorded to provide for manufacturing inefficiencies resulting from a primary customer's decrease in forecasted purchases of our Ku-Ku band down converters. Included in operating earnings for the six months ended June 28, 2003 is a $9.2 million impairment loss related to the Deer Park facility and $2.0 million of intangible asset amortization expense associated with the Condor, AERA and Darlington acquisitions. This compares to total amortization expense of approximately $0.1 million for the six months ended June 29, 2002. Also included in operating earnings for the six months ended June 28, 2003 is non-cash pension expense of $2.0 million and non-cash ESOP compensation expense of $1.5 million. Included in operating earnings for the six months ended June 29, 2002 is non-cash pension expense of $2.0 million and non-cash ESOP compensation expense of $2.3 million. The lower non-cash ESOP compensation expense for the six months ended June 28, 2003 is attributable to our lower average stock price compared to the first half of 2002. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

The Defense segment's operating earnings for the six months ended June 28, 2003 were $12.7 million or 8.1% of this segment's net sales compared to operating earnings for the six months ended June 29, 2002 of $12.5 million or 12.1% of this segment's net sales. The first half of 2002 was favorably impacted by the high margin sales on the UEU production program, which is expected to be completed in the third quarter of 2003. In the six months ended June 28, 2003, operating earnings were negatively impacted by the aforementioned amortization expense pertaining to intangible assets, as well as the effect of lower margin sales of reconnaissance and surveillance systems acquired from Condor. The decrease in the Defense segment's operating earnings is also due in part to a shift in the margins of aircraft weapons suspension and release systems from higher-margin production efforts last year to lower-margin, non-recurring development efforts on recently awarded long-term programs. These decreases were partially offset by higher margins on sales of our radar signal simulator.

The Communications and Space Products segment's operating earnings for the six months ended June 28, 2003 were $2.1 million or 7.4% of this segment's net sales. For the six months ended June 29, 2002, this segment had an operating loss of $2.0 million, due primarily to the $1.5 million Ku-Ku band down converter related charge discussed above. Operating earnings for the six months ended June 28, 2003 were also favorably impacted by the contribution of sales from Condor.

The Engineered Materials segment's operating earnings for the six months ended June 28, 2003 were $0.7 million or 3.2% of this segment's net sales compared to operating earnings for the six months ended June 29, 2002 of $1.1 million or 6.3% of this segment's net sales. During the six months ended June 28, 2003, we incurred a charge of $0.7 million to write down to net realizable value inventory and receivables related to the microwave product line in our electro-ceramics business. In addition, the decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from fiber composite waste and water tanks resulting from the commercial aviation industry's decreased demand for such tanks, a shift in sales to lower margin non-recurring engineering efforts, and production associated with the Sikorsky Comanche program moving to future quarters.

Selling, general and administrative expenses increased $18.4 million or 100.0% to $36.7 million or 17.8% of net sales for the six months ended June 28, 2003 from $18.3 million or 13.0% of net sales for the six months ended June 29, 2002. This increase is primarily attributable to the acquisitions of Condor, AERA, Darlington, and Emblem, which accounted for in excess of $16.0 million of the net increase and included $2.0 million of amortization expense associated with the intangible assets established as part of purchase accounting. In the first half of 2002, amortization expense was $0.1 million.

Company-sponsored research and development expenditures of $4.5 million or 2.2% of net sales in the six months ended June 28, 2003 are lower on a percentage of net sales basis than the $3.9 million or 2.7% of net sales in the six months ended June 29, 2002. This is due to timing of such expenditures in addition to the absence of such expenditures in our services business, which includes recently acquired AERA.

Interest expense, net of interest income, for the six months ended June 28, 2003 was $4.1 million compared to $1.4 million for the six months ended June 29, 2002. Interest expense for each period reflects interest expense associated with our Notes, issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility, which was amended in the fourth quarter of 2002. In the six months ended June 29, 2002, interest expense reflected lower amortization of deferred financing costs, as the costs to amend the credit facility and, therefore, the increased amortization expense, did not occur until later quarters.

Income tax expense for the six months ended June 28, 2003 reflects our estimated effective rate of 43.0% for the year ending December 31, 2003. This compares to an effective rate of 42.5% for the six months ended June 29, 2002, reflecting our estimated effective rate for the year ended December 31, 2002. This increase in the effective rate is primarily attributable to the non-deductible portion of non-cash ESOP compensation expense as a percentage of projected book income.

For the six months ended June 28, 2003, net earnings from continuing operations were $1.4 million or $0.08 per diluted common share on 17.5 million diluted common shares compared to net earnings from continuing operations of $5.9 million or $0.34 per diluted common share on 17.3 million diluted common shares for the six months ended June 29, 2002. In the six months ended June 28, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of June 28, 2003. Consequently, $1.4 million, net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. Net earnings including discontinued operations, were $2.8 million or $0.16 per diluted share for the six months ended June 28, 2003.

Considering a retroactive effect of a change in accounting principle, net earnings for the six months ended June 29, 2002 were $2.5 million or $0.15 per diluted common share. This reflects a $3.4 million charge which was recorded as of January 1, 2002, and is shown net of a tax benefit of $0.8 million on the statement of earnings. This charge pertains to the impairment of goodwill and a trademark resulting from impairment tests performed in 2002, as required under Statement of Financial Accounting Standard ("SFAS") No. 142. The impairment occurred in the Engineered Materials segment and is comprised of $2.3 million of goodwill and $1.9 million related to a trademark.

Liquidity and Capital Resources

Balance Sheet

Our cash, cash equivalents and marketable securities decreased $72.1 million or 54.4% to $60.5 million at June 28, 2003 from $132.5 million at December 31, 2002. The decrease was primarily due to cash outflows of $88.8 million to finance the acquisitions of Emblem, Darlington and AERA, net of cash acquired. Partially offsetting the cash used by investing activities for acquisitions was the release of $27.2 million of restricted cash. Cash provided by operations for the six months ended June 28, 2003 was $6.9 million compared to $8.0 million of cash used by operations for the six months ended June 29, 2002. Cash flows from operations for the six months ended June 28, 2003 were favorably impacted by the collection of receivables. During the six months ended June 28, 2003, we also made payments of approximately $12.0 million in full settlement of the debt we assumed upon the acquisition of AERA, Darlington and Emblem. Such payments were made in order to remain in compliance with our credit facility.

Restricted cash of $0.2 million at June 28, 2003 represents remaining collateral backing 105% of outstanding letters of credit assumed in connection with the acquisition of Condor. In July 2003, all remaining restricted cash was released.

Accounts receivable increased $16.9 million or 16.8% to $117.5 million at June 28, 2003 from $100.6 million at December 31, 2002 due primarily to the acquisitions of Emblem, Darlington and AERA. Excluding the effects of the Emblem, Darlington and AERA acquisitions, accounts receivable decreased $12.2 million or 12.1% from December 31, 2002.

Inventories increased $4.9 million or 15.1% to $37.3 million at June 28, 2003 from $32.4 million at December 31, 2002. The increase was due primarily to the acquisition of Emblem. Excluding the acquisitions made in 2003, inventories increased $1.2 million or 3.5% from December 31, 2002.

The notes receivable of $2.5 million at June 28, 2003 (of which $0.4 million is included in current assets at June 28, 2003) are comprised of a note related to the sale of property in Deer Park in June 2000, which had a balance of $1.1 million at June 28, 2003, and $1.8 million in notes related to the sale of our former College Point facility in January 1996. In July 2003, we collected the entire remaining balance of the Deer Park facility note. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

Contract advances decreased $9.5 million or 46.9% to $10.8 million at June 28, 2003 from $20.3 million at December 31, 2002 due to the liquidation of previously received advances by cost input on foreign contracts.

Capital expenditures, excluding the effects of the acquisitions of Emblem, Darlington and AERA, for the six months ended June 28, 2003 were $4.6 million compared to $2.2 million for the six months ended June 29, 2002. Increases were in accordance with planned expenditures and attributable to leasehold improvements at the Company's headquarters as well as purchases of machinery and equipment. We are currently reviewing our capital expenditures plan for 2003 and the strategic alternatives for our facilities in light of recent acquisitions.

Financing Activities

Credit Facility

At June 28, 2003, we have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005 and amended the $69.0 million credit facility in place at December 31, 2001.

The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at June 28, 2003. Letters of credit outstanding at June 28, 2003 pertaining to the credit facility were $62.9 million, resulting in $62.1 million available at June 28, 2003 for stand-by letters of credit. In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios. As of June 28, 2003, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $1.5 million at June 28, 2003 and December 31, 2002, respectively. The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of June 28, 2003, there had been no conversions.

Employee Stock Ownership Trust ("ESOT") Loan

We sponsor an ESOP which provides retirement benefits to substantially all employees. An indirect loan which is collateralized by unallocated EDO common shares is funded by quarterly cash contributions from us. As quarterly cash payments are made, the unallocated EDO common shares are committed-to-be-released and allocated to participants.

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

Commitments and Contingencies

In order to aggregate all commitments and contractual obligations as of June 28, 2003, we have included the following table. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                  Payments Due In (in millions):
                                                                                     2007 and
                                    Total       2003      2004      2005      2006    Beyond
                                    ------     ------    ------    ------    ------  --------
5.25% Convertible Subordinated
   Notes due 2007                   $137.8         --        --        --        --   $137.8
Operating leases                      51.4        7.2       8.3       6.6       4.9     24.4
Letters of credit                     79.2       15.2       7.6      55.9       0.2      0.3
Advance payment and performance
   bonds                               2.0        0.3        --        --        --      1.7
                                    ------     ------    ------    ------    ------   ------
Total                               $270.4       22.7      15.9      62.5       5.1   $164.2
                                    ======     ======    ======    ======    ======   ======

Additionally, we are subject to certain legal actions that arise out of the normal course of business. Although we believe that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, legal costs incurred in connection with these matters could materially impact our results of operations, particularly within a quarterly period.

Backlog

The funded backlog of unfilled orders at June 28, 2003 increased $72.4 million or 19.3% to $447.4 from $375.0 million at December 31, 2002. Excluding the effects of the Emblem, Darlington and AERA acquisitions, backlog increased $3.4 million or 1.0%. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to our business model, changes in our capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives. Long-lived assets, other than goodwill, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flow may differ from actual cash flow due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and a material decrease in the fair value of some or all of the assets.

Pension and Post-Retirement Benefit Obligations

We sponsor defined benefit pension and other retirement plans in various forms covering all eligible employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by us, within certain guidelines and in conjunction with our actuarial consultants. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market, economic or regulatory conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

New Accounting Standards

See the notes accompanying the unaudited consolidated financial statements as of and for the three and six months ended June 28, 2003.

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

Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates, changes in the non-deductible portion of our non-cash ESOP compensation expense, changes in Federal and state regulations, and non-deductible expenses related to acquisitions.

The Company has no obligation to update any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The information called for by this item is provided under Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, EDO carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its management, including its Review and Disclosure Committee, its Chief Executive Officer and its Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer concluded that EDO's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in EDO's internal controls over financial reporting during EDO's last fiscal quarter that have materially affected, or are likely to materially affect internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 22, 2003, the following action was taken:

          (a) Messrs. Robert E. Allen, Robert Alvine, Dennis C. Blair, Michael J. Hegarty, and James Roth were elected as directors, each receiving at least 16,539,042 votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index appearing herein.

         (b)      Reports on Form 8-K

                  On April 18, 2003, we filed a Current Report on Form 8-K/A to file certain audited financial statements and unaudited pro forma financial information relating to the acquisition by EDO Professional Services Inc., a wholly-owned subsidiary of the Company, of all of the outstanding capital stock of Advanced Engineering and Research Associates, Inc., a Virginia corporation.

                  On May 6, 2003, we filed a Current Report on Form 8-K to announce the release of our financial results for the quarter ended March 29, 2003 and to file such press release as an exhibit thereto.

                  On June 25, 2003, we filed a Current Report on Form 8-K to report the acquisition by EDO of 100% of the outstanding capital stock of Emblem Group Limited, pursuant to a Stock Purchase Agreement dated as of June 16, 2003.

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


Date: August 6, 2003

                                  Exhibit Index


Exhibit                            Description
-------                            -----------

31.1        Certification of Principal Executive Officer Pursuant to 15 U.S.C.
            Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2        Certification of Principal Financial Officer Pursuant to 15 U.S.C.
            Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification of Principal Executive Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of Principal Financial Officer Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002