Form 10-Q
period 2003-09-27
EDO CORP
filed 2003-11-10
CIK 31617

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[x]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:                              September 27, 2003

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

                                                             Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at November 3, 2003
-------------------------------------          ---------------------------------
Common shares, par value $1 per share                      19,739,245

                                 EDO CORPORATION

                                      INDEX

                                                                                Page
Face Sheet                                                                          1

Index                                                                               2

Part I            Financial Information

  Item 1.         Financial Statements

                  Consolidated Balance Sheets -
                     September 27, 2003 and
                     December 31, 2002                                              3

                  Consolidated Statements of Earnings -
                     Three Months Ended
                     September 27, 2003 and
                     September 28, 2002                                             4

                  Consolidated Statements of Earnings -
                     Nine Months Ended
                     September 27, 2003 and
                     September 28, 2002                                             5

                  Consolidated Statements of Cash Flows -
                     Nine Months Ended
                     September 27, 2003 and
                     September 28, 2002                                             6

                  Notes to Consolidated Financial Statements                     7-14

  Item 2.         Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                              14-24

  Item 3.         Quantitative and Qualitative Disclosures
                     about Market Risk                                             24

  Item 4.         Controls and Procedures                                          25

Part II           Other Information

  Item 4.         Submission of Matters to a Vote of Security
                     Holders                                                       25

  Item 6.         Exhibits and Reports on Form 8-K                                 25

Signature Page                                                                     26

Exhibit Index                                                                      27

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        EDO Corporation and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                     September 27, 2003   December 31, 2002
                                                        (unaudited)
Assets
Current assets:
  Cash and cash equivalents                              $  59,998           $ 132,320
  Restricted cash                                                -              27,347
  Marketable securities                                        216                 193
  Accounts receivable, net                                 117,919             100,594
  Inventories                                               35,265              32,406
  Assets held for sale                                      26,892                   -
  Deferred income tax asset, net                             3,222               3,222
  Prepayments and other                                      6,240               3,133
                                                         ---------           ---------
     Total current assets                                  249,752             299,215

Property, plant and equipment, net                          32,059              64,472
Notes receivable                                             1,375               2,556
Goodwill                                                    93,903              61,352
Other intangible assets, net                                57,196              11,867
Deferred income tax asset, net                              23,256              20,439
Other assets                                                25,528              21,673
                                                         ---------           ---------
                                                         $ 483,069           $ 481,574
                                                         =========           =========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                                       $  14,776           $  19,108
  Accrued liabilities                                       63,662              55,448
  Contract advances and deposits                             7,236              20,277
                                                         ---------           ---------
     Total current liabilities                              85,674              94,833

Long-term debt                                             137,800             137,800
Post-retirement benefits obligations                        79,478              78,643
Environmental obligation                                     1,941               2,025

Shareholders' equity:
Preferred shares, par value $1 per share,
 authorized 500,000 shares                                       -                   -
Common shares, par value $1 per share, authorized
 50,000,000 shares in 2003,issued 19,828,727 in
 2003 and 19,790,477 in 2002                                19,829              19,790
Additional paid-in capital                                 149,255             147,091
Retained earnings                                           63,084              56,325
Accumulated other comprehensive loss,
 net of income tax benefit                                 (34,178)            (33,899)
Treasury shares at cost (89,482 shares in
 2003 and 94,322 shares in 2002)                            (1,274)             (1,321)
Unearned Employee Stock Ownership Plan shares              (17,603)            (18,541)
Deferred compensation under
 Long-Term Incentive Plan                                     (586)               (579)
Management group receivables                                  (351)               (593)
                                                         ---------           ---------
      Total shareholders' equity                           178,176             168,273
                                                         ---------           ---------
                                                         $ 483,069           $ 481,574
                                                         =========           =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                          For the three months ended
                                                  September 27, 2003     September 28, 2002
                                                                 (unaudited)
Net sales                                              $ 118,783             $  85,104
Costs and expenses
  Cost of sales                                           84,818                62,541
  Selling, general and administrative                     20,388                12,766
  Research and development                                 1,450                 2,080
  Write-off of purchased in-process
   research and development                                    -                   150
  Acquisition-related costs                                  249                   204
                                                       ---------             ---------
                                                         106,905                77,741
                                                       ---------             ---------
Operating earnings                                        11,878                 7,363

Non-operating income (expense)
  Interest income                                            273                   512
  Interest expense                                        (2,295)               (2,046)
  Other, net                                                (103)                   34
                                                       ---------             ---------
                                                          (2,125)               (1,500)
                                                       ---------             ---------
Earnings before income taxes                               9,753                 5,863

Income tax expense                                        (4,194)               (2,492)
                                                       ---------             ---------
Net earnings                                           $   5,559             $   3,371
                                                       =========             =========
Earnings per common share:
  Basic                                                $    0.32             $    0.20
                                                       =========             =========

  Diluted                                              $    0.30             $    0.19
                                                       =========             =========

Weighted-average common shares outstanding:
  Basic                                                   17,336                17,120
                                                       =========             =========
  Diluted                                                 21,999                17,401
                                                       =========             =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                       Consolidated Statements of Earnings
                    (in thousands, except per share amounts)

                                                           For the nine months ended
                                                    September 27, 2003   September 28, 2002
                                                                  (unaudited)
Continuing Operations:
Net sales                                                $ 324,896           $ 225,732

Costs and expenses
  Cost of sales                                            233,838             169,387
  Selling, general and administrative                       57,088              31,107
  Research and development                                   5,938               5,941
  Write-off of purchased in-process
   research and development                                      -                 150
  Impairment loss on assets held for sale                    9,160                   -
  Acquisition-related costs                                    669                 204
                                                         ---------           ---------
                                                           306,693             206,789
                                                         ---------           ---------
Operating earnings                                          18,203              18,943

Non-operating income (expense)
  Interest income                                              673               1,284
  Interest expense                                          (6,769)             (4,171)
  Other, net                                                    25                  40
                                                         ---------           ---------
                                                            (6,071)             (2,847)
                                                         ---------           ---------
Earnings from continuing operations before
  income taxes, discontinued operations
  and cumulative effect of a change in
  accounting principle                                      12,132              16,096
Income tax expense                                          (5,217)             (6,841)
                                                         ---------           ---------

Earnings from continuing operations before
  discontinued operations and cumulative
  effect of a change in accounting principle                 6,915               9,255
Earnings from discontinued operations, net of tax            1,398                   -
Cumulative effect of a change in accounting
  principle, net of tax                                          -              (3,363)
                                                         ---------           ---------
Net earnings                                             $   8,313           $   5,892
                                                         =========           =========
Earnings (loss) per common share:
  Basic:
   Continuing operations                                 $    0.40           $    0.54
   Discontinued operations                                    0.08                   -
   Cumulative effect of a change in
     accounting principle                                        -               (0.19)
                                                         ---------           ---------
                                                         $    0.48           $    0.35
                                                         =========           =========
  Diluted:
   Continuing operations                                 $    0.39           $    0.53
   Discontinued operations                                    0.08                   -
   Cumulative effect of a change in
    accounting principle                                         -               (0.19)
                                                         ---------           ---------
                                                         $    0.47           $    0.34
                                                         =========           =========
Weighted-average common shares outstanding:
  Basic                                                     17,281              17,050
                                                         =========           =========
  Diluted                                                   17,526              17,362
                                                         =========           =========

See accompanying Notes to Consolidated Financial Statements.

                        EDO Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                    For the nine months ended
                                                             September 27, 2003   September 28, 2002
                                                                           (unaudited)
Operating activities:
  Net earnings from continuing operations                         $   6,915           $   5,892
  Adjustments to net earnings from continuing
   operations to arrive at cash provided
   by operations:
    Depreciation                                                      9,017               7,478
    Amortization                                                      3,529                 549
    Bad debt expense                                                    170                   -
    Write-off of purchased in-process
     research and development                                             -                 150
    Deferred tax benefit                                             (3,756)                  -
    Loss on sale of plant and equipment                                  92                  13
    Impairment loss on assets held for sale                           9,160                   -
    Deferred compensation expense                                       182                 143
    Non-cash Employee Stock Ownership Plan expense                    2,356               3,230
    Non-cash stock option compensation expense                          292                   -
    Dividends on unallocated ESOP shares                                221                 236
    Common shares issued for directors' fees                             79                 119
    Income tax benefit from stock options                               147                 426
    Cumulative effect of a change in accounting principle                 -               3,363
    Changes in operating assets and liabilities,
     excluding effects of acquisitions:
      Accounts receivable                                            13,579                  75
      Inventories                                                       874              (4,258)
      Prepayments and other assets                                     (126)             (3,108)
      Contribution to defined benefit pension plan                   (5,000)                  -
      Accounts payable, accrued liabilities and other               (17,804)              1,803
      Contract advances and deposits                                (13,041)              2,099
                                                                  ---------           ---------
Cash provided by continuing operations                                6,886              18,210

Net cash provided by discontinued operations                             47                   -

Investing activities:
    Cash paid for acquisitions, net of cash acquired                (87,647)            (58,543)
    Restricted cash                                                  27,347             (28,238)
    Payments received on notes receivable                             1,310                 262
    Purchase of plant and equipment                                  (6,938)             (4,094)
    Proceeds from the sale of plant and equipment                         -                   6
    Purchase of marketable securities                                   (23)                 (3)
                                                                  ---------           ---------
Cash used by investing activities                                   (65,951)            (90,610)

Financing activities:
    Repayment of acquired debt                                      (11,998)                  -
    Proceeds from exercise of stock options                             226                 411
    Proceeds from management group receivables                          242                 252
    Issuance of convertible subordinated notes                            -             137,800
    Payment of common share cash dividends                           (1,774)             (1,770)
                                                                  ---------           ---------
Cash (used) provided by financing activities                        (13,304)            136,693

Net change in cash and cash equivalents                             (72,322)             64,293
Cash and cash equivalents at beginning of year                      132,320              57,841
                                                                  ---------           ---------
Cash and cash equivalents at end of period                        $  59,998           $ 122,134
                                                                  =========           =========
Supplemental disclosures:
 Cash paid for: Interest                                          $   3,617           $       -
                Income taxes                                      $  10,621           $  11,949

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                        Three months ended       Nine months ended
                                       Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                         2003        2002        2003        2002
                                                      (in thousands)
Numerator:
 Net earnings for basic
  and diluted calculations              $ 5,559     $ 3,371     $ 8,313     $ 5,892
 Effect of dilutive securities:
  5.25% Convertible Subordinated
    Notes due 2007                        1,031           -           -           -
                                        -------     -------     -------     -------
                                        $ 6,590     $ 3,371     $ 8,313     $ 5,892
                                        =======     =======     =======     =======
Denominator:
 Denominator for basic calculation       17,336      17,120      17,281      17,050
 Effect of dilutive securities:
  5.25% Convertible Subordinated
    Notes due 2007                        4,408           -           -           -
  Stock options                             255         281         245         312
                                        -------     -------     -------     -------
Denominator for diluted calculation      21,999      17,401      17,526      17,362
                                        =======     =======     =======     =======

The following table summarizes, for each period presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was antidilutive:

                                            Three months ended              Nine months ended
                                      Sept. 27, 2003  Sept. 28, 2002  Sept. 27, 2003  Sept. 28, 2002
                                                              (in thousands)
5.25% Convertible
 Subordinated Notes due
 2007                                           -           4,408           4,408           2,928
Stock Options                                 361             305             471             104
                                              ---           -----           -----           -----
                                              361           4,713           4,879           3,032
                                              ===           =====           =====           =====

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

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," whereby compensation expense would be recognized as incurred for stock-based employee compensation.

                                                          Three months ended               Nine months ended
                                                       Sept. 27,       Sept. 28,       Sept. 27,       Sept. 28,
                                                         2003            2002            2003            2002
                                                               (in thousands, except per share amounts)
Net earnings:
  As reported                                          $   5,559       $   3,371       $   8,313       $   5,892
  Stock option compensation
   expense based on fair value
   method, net of tax                                       (384)           (346)         (1,208)           (747)
                                                       ---------       ---------       ---------       ---------
  Pro forma                                            $   5,175       $   3,025       $   7,105       $   5,145
                                                       =========       =========       =========       =========
Basic earnings per common share:
  As reported                                          $    0.32       $    0.20       $    0.48       $    0.35
  Pro forma                                            $    0.30       $    0.18       $    0.41       $    0.30
Diluted earnings per common share:
  As reported                                          $    0.30       $    0.19       $    0.47       $    0.34
  Pro forma                                            $    0.28       $    0.17       $    0.41       $    0.30

Acquisitions

On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem is a supplier of aerospace and defense products and services, primarily through its MBM Technology unit in England and Artisan Technologies Inc. subsidiary in the United States. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The preliminary purchase price was (pound)13.26 million ($22.3 million), excluding transaction costs of approximately $1.9 million. In addition, the Company acquired and immediately paid off debt of (pound)1.99 million ($3.3 million). Emblem became part of the Company's Defense segment.

On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria, Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The purchase price was $25.6 million, excluding transaction costs of approximately $0.3 million. In addition, the Company acquired and immediately paid off debt of $4.9 million. Darlington became part of the Company's Defense segment.

On February 5, 2003, a wholly-owned subsidiary of the Company acquired for cash all of the stock of Advanced Engineering and Research Associates, Inc.("AERA"), a privately-held company located in Alexandria, Virginia. AERA provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of such services that the Company offers. The purchase price was $38.1 million, excluding transaction costs of $0.3 million. In addition, the Company acquired and immediately paid off debt of $3.8 million. AERA became part of the Company's Defense segment.

On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $62.5 million in cash, in addition to transaction costs of $5.0 million. The acquisition expands the Company's electronic warfare business in the areas of reconnaissance and surveillance systems. The assets became part of the Company's Defense and Communications and Space Products segments.

These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

Unaudited pro forma results of operations, assuming the acquisitions of Emblem, Darlington, AERA and Condor had been completed at the beginning of each period are summarized below. The results reflect adjustments to net sales, cost of sales, amortization expense, compensation expense, purchased in-process research and development costs, interest income and expense and income tax expense. The interest rate used in determining pro forma adjustments to interest income or expense was based on the average yield of the Company's invested cash and cash equivalents and approximated 1.0% for each of the respective periods presented below.

                                                                           Nine months ended
                                                             September 27, 2003          September 28, 2002
                                                                (in thousands, except per share amounts)
Net sales                                                        $  353,313                  $  370,040
Earnings available for common shares,
  before discontinued operations and
  cumulative effect of a change in
  accounting principle                                           $    8,473                  $    3,961
Diluted earnings per common share                                $     0.48                  $     0.23

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the periods, or of the results which may occur in the future.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                               Emblem              Darlington                  AERA               Condor
                                             At June 16,          At March 10,            At February 5,        At July 26,
                                                2003                  2003                     2003                2002
Current assets                                $  9,649              $ 11,942               $ 13,262             $ 31,775
Plant and equipment                              3,228                 1,534                  1,048                5,543
Customer contracts and
  relationships                                  7,200                14,400                 17,100                    -
Purchased in-process
  research and development                           -                     -                      -                  150
Purchased technologies                           5,120                     -                      -               11,648
Purchased backlog                                    -                     -                      -                  916
Non-compete agreements                             336                    30                  2,420                    -
Tradename                                          960                   400                    500                    -
Trademark                                          320                     -                      -                    -
Goodwill                                         6,433                13,463                 11,672               41,734
Other assets                                        85                   446                    174                   76
Liabilities                                     (9,179)              (16,326)                (7,815)             (24,351)
                                              --------              --------               --------             --------
Total purchase price                          $ 24,152              $ 25,889               $ 38,361             $ 67,491
                                              ========              ========               ========             ========

Adjustments resulting from the settlement of purchase prices on Condor, AERA and Darlington have been made. In addition, there were adjustments due to the settlement of certain pre-acquisition Condor liabilities. Adjustments related to the settlement of the Emblem purchase price are expected to be determined in the fourth quarter of 2003.

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

The Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million charge, which is net of a tax benefit of $0.8 million, occurred in the Engineered Materials segment and was comprised of $2.3 million and $1.9 million of pre-tax impaired goodwill and trademark, respectively.

The changes in the carrying amount of goodwill by segment for the nine months ended September 27, 2003 are as follows:

                                                                  Communications and
                                                                        Space                Engineered
                                                    Defense            Products               Materials         Total
                                                                               (in thousands)
Balance at January 1, 2003                         $  57,660          $    3,692             $     -          $   61,352
Adjustment of Condor purchase
 price accounting                                      3,014              (2,031)                  -                 983
Acquisition of AERA                                   11,672                   -                   -              11,672
Acquisition of Darlington                             13,463                   -                   -              13,463
Acquisition of Emblem                                  6,433                   -                   -               6,433
                                                   ---------------------------------------------------------------------
Balance at September 27, 2003                      $  92,242          $    1,661             $     -          $   93,903
                                                   =====================================================================

Summarized below are intangible assets subject to amortization:

                                                                                                    Estimated
                                                          September 27,            December 31,   Useful Lives
                                                             2003                      2002          (years)
                                                                     (in thousands)
Customer contracts and relationships                        $ 38,700                 $      -         10-20
Purchased technologies                                        16,768                   11,648          8-20
Non-compete agreements                                         2,986                      200           1-5
Tradename/trademark                                            2,180                        -          5-35
Purchased backlog                                                916                      916             2
                                                            ---------------------------------
                                                              61,550                   12,764
Less accumulated amortization                                 (4,354)                    (897)
                                                            ---------------------------------
                                                            $ 57,196                 $ 11,867
                                                            =================================

The amortization expense for the three months ended September 27, 2003 and September 28, 2002 amounted to $1.4 million and $0.4 million, respectively. The amortization expense for the nine months ended September 27, 2003 and September 28, 2002 amounted to $3.5 million and $0.5 million, respectively.

Total amortization expense for the years 2003, 2004, 2005, 2006, 2007 and thereafter related to intangible assets are estimated to be $4.8 million, $5.4 million, $5.1 million, $5.1 million, $5.1 million and $35.1 million, respectively.

Since the total carrying amount of a trademark was written off in 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets, other than goodwill, not subject to amortization as of September 27, 2003.

Assets Held For Sale

On June 24, 2003, the Board of Directors of the Company approved the decision to sell the Company's 726,000 square foot facility in Deer Park, NY. As of September 27, 2003, the facility is reflected on the accompanying consolidated balance sheet as assets held for sale at its fair value less costs to sell, including commissions and transfer taxes. The Company recorded a pre-tax impairment loss of $9.2 million in the second quarter of 2003, as the net book value of the assets exceeded the fair value less the costs to sell. The fair value was based on a $29.0 million sales price per the sales agreement entered into in July 2003. This impairment charge represented the entire loss the Company expects to incur.

Of the $29.0 million sales price, $22.0 million is in cash and $7.0 million is in the form of a purchase money mortgage and note. The Company closed on the sale in October 2003 and received the cash less closing payments. The note receivable is due when the Company vacates the facility. As part of the agreement, the Company will lease the facility for a period not to exceed two years. The lease agreement does not have any renewal or buyout options.

Inventories

Inventories are summarized by major classification as follows:

                                       September 27, 2003     December 31, 2002
                                                    (in thousands)
Raw materials and supplies                  $  8,847              $  7,804
Work-in-process                               40,606                27,024
Finished goods                                 2,149                 2,041
Less: Unliquidated progress payments         (16,337)               (4,463)
                                            --------              --------
                                            $ 35,265              $ 32,406
                                            ========              ========

Credit Facility

At September 27, 2003, the Company has a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. In connection with the amended facility, $1.0 million of deferred finance costs is included in other assets on the accompanying consolidated balance sheet and is being amortized using the straight-line method over the term of the agreement.

The credit facility provides the Company with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at September 27, 2003. Letters of credit outstanding at September 27, 2003 pertaining to the credit facility were $54.3 million, resulting in $70.7 million available at September 27, 2003 for stand-by letters of credit. Any future borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, dependent on the Company's consolidated leverage ratio at the time of the borrowing. At September 27, 2003, LIBOR was approximately 1.2% and the applicable adjustment to LIBOR was 1.25%. The facility requires a commitment fee of 0.25% on the average daily unused portion of the facility.

In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of September 27, 2003, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, the Company completed the offering of its 5.25% Convertible Subordinated Notes due 2007 (the "Notes") and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of September 27, 2003, there had been no conversions.

Comprehensive Income

As of September 27, 2003, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income from continuing operations for the three and nine month periods ended September 27, 2003 was $5.5 million and $6.8 million, respectively, compared to comprehensive income, before cumulative effect of a change in accounting principle, for the three and nine month periods ended September 28, 2002 of $3.4 million and $9.3 million, respectively.

Business Segments

EDO Corporation is a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. The Company's advanced electronic, electromechanical and information systems and engineered materials are mission-critical, standard equipment on a wide range of military platforms. The Company has three reporting segments: Defense, Communications and Space Products and Engineered Materials.

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

                                     Three months ended         Nine months ended
                                    Sept. 27,   Sept. 28,     Sept. 27,   Sept. 28,
                                      2003        2002           2003       2002
                                                   (in thousands)
Net sales:
Defense                             $  94,108   $ 62,760      $ 251,051   $ 166,119
Communications and Space Products      13,308     12,444         41,011      31,560
Engineered Materials                   11,367      9,900         32,834      28,053
                                    ---------   --------      ---------   ---------
                                    $ 118,783   $ 85,104      $ 324,896   $ 225,732
                                    =========   ========      =========   =========
Operating earnings (loss):
Defense                             $  10,781   $  6,009      $  23,520   $  18,475
Communications and Space Products         295        366          2,346      (1,667)
Engineered Materials                      802        988          1,497       2,135
Impairment loss on assets
  held for sale                             -          -         (9,160)          -
                                    ---------   --------      ---------   ---------
                                       11,878      7,363         18,203      18,943
Net interest expense                   (2,022)    (1,534)        (6,096)     (2,887)
Other, net                               (103)        34             25          40
                                    ---------   --------      ---------   ---------
Earnings before income
 taxes, discontinued operations
 and cumulative effect of a
 change in accounting principle     $   9,753   $  5,863      $  12,132   $  16,096
                                    =========   ========      =========   =========

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

Item 2.

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

The following information should be read in conjunction with the Consolidated Financial Statements as of September 27, 2003.

Three Months Ended September 27, 2003 compared with Three Months Ended September 28, 2002

Net sales for the three months ended September 27, 2003 increased $33.7 million or 39.6% to $118.8 million from $85.1 million for the three months ended September 28, 2002. This increase comprised sales growth of $31.3 million in the Defense segment, $0.9 million in the Communications and Space Products segment and $1.5 million in the Engineered Materials segment.

In the Defense segment, $12.8 million of the increase was due to sales of reconnaissance and surveillance systems attributable to the assets acquired from Condor Systems, Inc. ("Condor"). Such sales were included in sales for two months of the quarter ended September 28, 2002, as the Condor assets were acquired on July 26, 2002. Also, $27.9 million of the increase was attributable to sales of Emblem Group Ltd. ("Emblem"), Darlington, Inc. ("Darlington") and Advanced Engineering and Research Associates, Inc. ("AERA"), all of which were acquired in 2003. Aircraft weapons suspension and release systems sales increased due in part to the F-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple-Carriage Smart Bomb Rack program and development efforts on the Joint Strike Fighter weapons suspension and release units programs. Sales of undersea sonar systems and aircraft radar signal simulator units also increased in the third quarter of 2003 compared to the third quarter of 2002. These increases were partially offset by the decreases in electronic warfare equipment as well as integrated combat systems and mine countermeasures systems. The decrease in sales of electronic warfare equipment was due to the completion of the Universal Exciter Upgrade ("UEU") production program in the third quarter of 2003. The decrease in integrated combat systems was due primarily to delays in receipt of orders from foreign customers, resulting in lower sales of combat and command, control and communications systems. The net decrease in sales of mine countermeasure systems was due to lower sales from our MK-105 program, partially offset by an increase in sales relating to our development work associated with Organic Airborne/Surface Influence Sweep ("OASIS") systems. The last MK-105 system for the U.S. Navy was delivered in the third quarter of 2003.

In the Communications and Space Products segment, the increase in sales was attributable primarily to sales of antenna and space products.

In the Engineered Materials segment, there were increases in sales of composite structural products, including work associated with the Sikorsky Comanche program, and electro-ceramic products.

Operating earnings for the three months ended September 27, 2003, increased $4.5 million or 61.3% to $11.9 million. This compares to operating earnings for the three months ended September 28, 2002 of $7.4 million. Included in the operating earnings for the three months ended September 27, 2003 is $1.4 million of intangible asset amortization expense related to our recent acquisitions. This compares to total amortization expense of approximately $0.4 million for the three months ended September 28, 2002.

The Defense segment's operating earnings for the three months ended September 27, 2003 increased $4.8 million or 79.4% to $10.8 million or 11.5% of this segment's net sales compared to operating earnings for the three months ended September 28, 2002 of $6.0 million or 9.6% of this segment's net sales. The increase in operating earnings is due to increased margin sales of reconnaissance and surveillance systems acquired from Condor, efficiencies achieved on higher production volume associated with our radar signal simulator program and higher-margin sales of aircraft weapons suspension and release systems. In addition, the completion of production activities on certain long-term programs, which included the UEU, resulted in earnings at relatively high margin. These increases were offset in part by a shift in the margins of mine countermeasure systems from higher-margin production efforts on the MK-105 program last year to lower-margin, non-recurring development efforts this year associated with OASIS. Additionally, the third quarter of 2003 was negatively impacted by the aforementioned increase in amortization expense, whereas the third quarter of 2002 was favorably impacted by the higher volume of sales on UEU production program on Lots 4 and 5.

The Communications and Space Products segment's operating earnings for the three months ended September 27, 2003 were $0.3 million or 2.2% of this segment's net sales compared to operating earnings for the three months ended September 28, 2002 of $0.4 million or 2.9% of net sales for this segment. Operating earnings in the current period included a $1.1 million pre-tax charge to write down satellite-related inventory to net realizable value. This reduction was caused by competitive price pressure from our major customer as well as some obsolescence, determined as part of our normal, ongoing review of recoverability. This charge was substantially offset by the contribution from sales from other products in this segment.

The Engineered Materials segment's operating earnings for the three months ended September 27, 2003 were $0.8 million or 7.1% of this segment's net sales compared to operating earnings for the three months ended September 28, 2002 of $1.0 million or 10.0% of this segment's net sales. The decrease in this segment's operating earnings was due to a decrease in contribution from composite structural products, resulting from a shift in sales to lower-margin non-recurring engineering efforts on the Sikorsky Comanche program.

Selling, general and administrative expenses increased $7.6 million or 59.7% to $20.4 million or 17.2% of net sales for the three months ended September 27, 2003 from $12.8 million or 15.0% of net sales for the three months ended September 28, 2002. This increase is primarily attributable to the acquisitions of Condor, AERA, Darlington and Emblem, which accounted for approximately $8.4 million of the net increase and included $1.4 million of amortization expense associated with the intangible assets established as part of purchase accounting. In the third quarter of 2002, amortization expense was $0.4 million.

Company-sponsored research and development expenditures of $1.5 million, or 1.2% of net sales, in the three months ended September 27, 2003 are lower on a percentage of net sales basis than the $2.1 million or 2.4% of net sales in the three months ended September 28, 2002. This is due to timing of such expenditures in addition to the absence of such expenditures in our services business, which includes AERA.

Interest expense, net of interest income, for the three months ended September 27, 2003 was $2.0 million compared to $1.5 million for the three months ended September 28, 2002. Interest expense for each period reflects interest associated with our $137.8 million principal amount 5.25% Convertible Subordinated Notes due 2007 (the "Notes"), issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility, which was amended in the fourth quarter of 2002. In the three months ended September 28, 2002, interest expense reflected lower amortization of deferred financing costs, as the costs to amend the credit facility and, therefore, the increased amortization expense, did not occur until the fourth quarter of 2002.

Income tax expense for the three months ended September 27, 2003 reflects our estimated effective rate of 43.0% for the year ending December 31, 2003. This compares to an effective rate of 42.5% for the three months ended September 28, 2002, reflecting our estimated effective rate for the year ended December 31, 2002.

For the three months ended September 27, 2003, net earnings were $5.6 million or $0.32 per common share on 22.0 million diluted common shares compared to net earnings of $3.4 million or $0.19 per diluted common share on 17.4 million diluted common shares for the three months ended September 28, 2002. The 5.25%

Convertible Subordinated Notes due 2007 were dilutive for the three months ended September 27, 2003.

Nine Months Ended September 27, 2003 compared with Nine Months Ended September 28, 2002

Net sales for the nine months ended September 27, 2003 increased $99.2 million or 43.9% to $324.9 million from $225.7 million for the nine months ended September 28, 2002. This increase comprised sales growth of $84.9 million in the Defense segment, $9.5 million in the Communications and Space Products segment and $4.8 million in the Engineered Materials segment.

In the Defense segment, $47.2 million of the increase was due to sales of reconnaissance and surveillance systems attributable to the assets acquired from Condor. Such sales were included in sales for the nine months ended September 28, 2002, however, only for approximately two months as the Condor assets were acquired on July 26, 2002. Also, $60.1 million of the increase was attributable to sales of Emblem, Darlington and AERA, all acquired in 2003. Aircraft weapons suspension and release systems sales increased due in part to the F-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple-Carriage Smart Bomb Rack program, and development efforts on the Small Diameter Bomb and the Joint Strike Fighter weapons suspension and release units programs. Sales relating to our aircraft radar signal simulator program and undersea sonar systems also increased in the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 due to increased production efforts. These increases were partially offset by the decreases in sales of electronic warfare equipment, integrated combat systems and mine countermeasure systems. The decrease in sales of electronic warfare equipment was due to higher sales in 2002 on the UEU production program which was completed in the third quarter of 2003. The decrease in sales of integrated combat systems was due primarily to delays in receipt of international orders. The net decrease in sales of mine countermeasure systems was due to lower sales from our MK-105 program, partially offset by an increase in sales relating to our development work associated with OASIS.

In the Communications and Space Products segment, the increase in sales was attributable primarily to sales contributed by the assets acquired from Condor. In addition, there were increases in sales of antenna products. The increases in this segment were partially offset by a decrease in sales of space products.

In the Engineered Materials segment, there were increases in sales of composite structural products, including work associated with the Sikorsky Comanche program as well as production and installation of our composite pipe on offshore oil rig projects resulting from increased activity in the Gulf of Mexico. In addition, there were sales increases of our electro-ceramic products, namely domestic sonar transducers.

Operating earnings for the nine months ended September 27, 2003 decreased $0.7 million or 3.9% to $18.2 million or 5.6% of net sales compared to $18.9 million or 8.4% of net sales for the nine months ended September 28, 2002. Included in operating earnings for the nine months ended September 27, 2003 is a $9.2 million impairment loss related to the Deer Park facility and $3.4 million of intangible asset amortization expense associated with the Condor, AERA, Darlington and Emblem acquisitions. This compares to total amortization expense of approximately $0.5 million for the nine months ended September 28, 2002.
Also included in operating earnings for the nine months ended September 27, 2003 is pension expense of $3.0 million and ESOP compensation expense of $2.4 million. Included in operating earnings for the nine months ended September 28, 2002 is pension expense of $3.0 million and ESOP compensation expense of $3.2 million. The lower ESOP compensation expense for the nine months ended September 27, 2003 is attributable to our lower average stock price in the first nine months of 2003 compared to the first nine months of 2002. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

The Defense segment's operating earnings for the nine months ended September 27, 2003 increased $5.0 million or 27.3% to $23.5 million or 9.4% of this segment's net sales compared to operating earnings for the nine months ended September 28, 2002 of $18.5 million or 11.1% of this segment's net sales. The increase in operating earnings is due primarily to higher-margin sales of reconnaissance and surveillance systems acquired from Condor and efficiencies achieved on higher production volume associated with our radar signal simulator. These increases were offset in part by a shift in the margins of mine countermeasure systems from higher-margin production on the MK-105 program last year to lower-margin, non-recurring development efforts this year associated with OASIS. Additionally, operating earnings in the nine months ended September 27, 2003 were negatively impacted by amortization expense pertaining to intangible assets associated with acquisitions. Operating earnings in the nine months ended September 28, 2002 were favorably impacted by the high-margin sales on the UEU production program on Lots 4 and 5.

The Communications and Space Products segment's operating earnings for the nine months ended September 27, 2003 increased $4.0 million or 140.7% to $2.3 million or 5.7% of this segment's net sales. In the nine months ended September 27, 2003, operating earnings in this segment were negatively impacted by a $1.1 million pre-tax charge to write down satellite-related inventory to net realizable value. This reduction was caused by competitive price pressure from our major customer as well as some obsolescence. This charge was more than offset by the contribution from the higher sales of communications systems acquired from Condor. For the nine months ended September 28, 2002, this segment had an operating loss of $1.7 million, due primarily to a $1.5 million charge recorded to provide for manufacturing inefficiencies resulting from a primary customer's decrease in forecasted purchases of our satellite down converters.

The Engineered Materials segment's operating earnings for the nine months ended September 27, 2003 were $1.5 million or 4.6% of this segment's net sales compared to operating earnings for the nine months ended September 28, 2002 of $2.1 million or 7.6% of this segment's net sales. During the nine months ended September 27, 2003, we incurred a pre-tax charge of $0.7 million to write down inventory and receivables related to the microwave product line that services the telecommunications industry. As sales from such product line were not materializing to expected levels set forth in the business plan for this line, we conducted an analysis of market potential. Such analysis was completed in the second quarter of 2003 and indicated that approximately $0.1 million of unbilled receivables were unrecoverable and that the net realizable value of the related inventory was $0.6 million lower than its book value. In addition, the decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from composite structural products resulting from a shift in sales to lower-margin, non-recurring engineering efforts associated with the Sikorsky Comanche program.

Selling, general and administrative expenses increased $26.0 million or 83.5% to $57.1 million or 17.6% of net sales for the nine months ended September 27, 2003 from $31.1 million or 13.8% of net sales for the nine months ended September 28, 2002. This increase is primarily attributable to the acquisitions of Condor, AERA, Darlington, and Emblem, which accounted for approximately $25.0 million of the net increase and included $3.4 million of amortization expense associated with the intangible assets established as part of purchase accounting. In the first nine months of 2002, amortization expense was $0.5 million.

Company-sponsored research and development expenditures of $5.9 million or 1.8% of net sales in the nine months ended September 27, 2003 are lower on a percentage of net sales basis than the $5.9 million or 2.6% of net sales in the nine months ended September 28, 2002. This is due to the absence of such expenditures in our services business, which includes AERA. However, there has been an increase in the level of our customer-funded research and development.

Interest expense, net of interest income, for the nine months ended September 27, 2003 was $6.1 million compared to $2.9 million for the nine months ended September 28, 2002. Interest expense for each period reflects interest expense associated with our Notes, issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility, which was amended in the fourth quarter of 2002. In the nine months ended September 28, 2002, interest expense reflected lower amortization of deferred financing costs, as the costs to amend the credit facility and, therefore, the increased amortization expense, did not occur until the fourth quarter of 2002.

Income tax expense for the nine months ended September 27, 2003 reflects our estimated effective rate of 43.0% for the year ending December 31, 2003. This compares to an effective rate of 42.5% for the nine months ended September 28, 2002, reflecting our estimated effective rate for the year ended December 31, 2002.

For the nine months ended September 27, 2003, net earnings from continuing operations were $6.9 million or $0.39 per diluted common share on 17.5 million diluted common shares compared to net earnings before a cumulative effect of a change in accounting principle of $9.3 million or $0.53 per diluted common share on 17.4 million diluted common shares for the nine months ended September 28, 2002.

In the nine months ended September 27, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed in the nine months ended September 27, 2003, and consequently, $1.4 million, net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. Net earnings including discontinued operations, were $8.3 million or $0.47 per diluted share for the nine months ended September 27, 2003.

Considering the retroactive effect of a change in accounting principle, net earnings for the nine months ended September 28, 2002 were $5.9 million or $0.34 per diluted common share. This reflects a $3.4 million charge which was recorded as of January 1, 2002, and is shown net of a tax benefit of $0.8 million on the statement of earnings. This charge pertains to the impairment of goodwill and a trademark resulting from impairment tests performed in 2002, as required under Statement of Financial Accounting Standard ("SFAS") No. 142. The impairment occurred in the Engineered Materials segment and is comprised of $2.3 million of goodwill and $1.9 million related to a trademark.

Liquidity and Capital Resources

Balance Sheet

Our cash, cash equivalents, restricted cash and marketable securities decreased $99.6 million or 62.3% to $60.2 million at September 27, 2003 from $159.9 million at December 31, 2002. The decrease was primarily due to cash outflows of $87.6 million to finance the acquisitions of Emblem, Darlington and AERA, net of cash acquired. Partially offsetting the cash used by investing activities for acquisitions was the release of $27.3 million of restricted cash. Cash provided by operations for the nine months ended September 27, 2003 was $6.9 million compared to $18.2 million for the nine months ended September 28, 2002. Cash flows from operations for the nine months ended September 27, 2003 were favorably impacted by the collection of receivables and were offset by cash outflows associated with a $5.0 million contribution to our defined benefit pension plan made in the third quarter of 2003, the reduction of accounts payable and the liquidation of contract advances. During the nine months ended

September 27, 2003, we also made payments of approximately $12.0 million in full settlement of the debt we assumed upon the acquisition of AERA, Darlington and Emblem. Such payments were made in order to remain in compliance with our credit facility.

Accounts receivable increased $17.3 million or 17.2% to $117.9 million at September 27, 2003 from $100.6 million at December 31, 2002 due primarily to the acquisitions of Emblem, Darlington and AERA. Excluding the effects of the acquisitions, accounts receivable decreased $13.6 million or 13.5% from December 31, 2002.

Inventories increased $2.9 million or 8.8% to $35.3 million at September 27, 2003 from $32.4 million at December 31, 2002. The increase was due primarily to the acquisition of Emblem. Excluding the acquisitions made in 2003, inventories decreased $0.9 million or 2.7% from December 31, 2002.

The notes receivable of $1.7 million at September 27, 2003 (of which $0.3 million is included in current assets at September 27, 2003) represent notes related to the sale of our former College Point facility in January 1996. These notes bear interest at 7.0% per annum and are due in annual amounts through September 2004, with a final payment of $1.3 million due on December 31, 2004. The notes are secured by a mortgage on the College Point facility. In July 2003, our note receivable related to the sale of property in Deer Park in June 2000 was collected in full with accrued interest.

Contract advances decreased $13.0 million or 64.3% to $7.2 million at September 27, 2003 from $20.3 million at December 31, 2002 due to the liquidation of previously received advances by cost input on foreign contracts and the resulting revenue recognition.

Capital expenditures, excluding the effects of the acquisitions of Emblem, Darlington and AERA, for the nine months ended September 27, 2003 were $6.9 million compared to $4.1 million for the nine months ended September 28, 2002. Increases were in accordance with planned expenditures and partially attributable to leasehold improvements at the Company's headquarters as well as purchases of machinery and equipment.

Financing Activities

Credit Facility

At September 27, 2003, we have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in stand-by letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. There were no direct borrowings outstanding under the credit facility at September 27, 2003. Letters of credit outstanding at September 27, 2003 pertaining to the credit facility were $54.3 million, resulting in $70.7 million available at September 27, 2003 for stand-by letters of credit. In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios. Also, we cannot declare or pay any dividend on our outstanding common stock in an amount that exceeds fifty percent of our consolidated net income for the immediately preceding quarter. As of September 27, 2003, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007

In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million at September 27, 2003 and $1.5 million at December 31, 2002, respectively. The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of September 27, 2003, there had been no conversions.

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

Commitments and Contingencies

A summary of our commitments and contractual obligations as of September 27, 2003, is included in the following table. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                                   Payments Due In (in millions):
                                                                                                                  2007 and
                                             Total         2003           2004         2005          2006          Beyond
                                            -------       -------       -------       -------       -------        -------
5.25% Convertible Subordinated
   Notes due 2007                           $ 137.8             -             -             -             -          137.8
Operating leases                               53.8           2.6           9.2           7.4           5.8           28.8
Letters of credit                              55.7          17.0          10.3          27.9           0.2            0.3
Advance payment and performance
   bonds                                        2.0           0.3             -             -             -            1.7
                                            -------       -------       -------       -------       -------        -------
Total                                       $ 249.3          19.9          19.5          35.3           6.0          168.6
                                            =======       =======       =======       =======       =======        =======

Additionally, we are subject to certain legal actions that arise out of the normal course of business. Although we believe that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity, legal costs incurred in connection with these matters could materially impact our results of operations.

Backlog

The funded backlog of unfilled orders at September 27, 2003 increased $74.6 million or 19.9% to $449.6 from $375.0 million at December 31, 2002. Excluding the effects of the Emblem, Darlington and AERA acquisitions, backlog increased $7.3 million or 1.9%. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

Revenue Recognition

Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries and other milestones are achieved or services are provided. These projections are revised throughout the lives of the contracts. Adjustments to profits resulting from such revisions are made cumulative to the date of change and may affect current period earnings. Sales under cost reimbursement contracts are recorded as costs are incurred. Sales on other than long-term contract orders, principally commercial products, are recorded as shipments are made.

Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, price competition and general economic conditions. Estimated losses on long-term contracts are recorded when identified.

Inventories

Inventories under long-term contracts and programs reflect all accumulated production costs, including factory overhead, initial tooling and other related costs (including general and administrative expenses relating to certain of our defense contracts), less the portion of such costs charged to cost of sales. All other inventories are stated at the lower of cost (principally first-in, first-out method)or market. Inventory costs in excess of amounts recoverable under contracts and which relate to a specific technology or application and which may not have alternative uses are charged to cost of sales when such circumstances are identified. From time to time, we manufacture certain products prior to receiving firm contracts in anticipation of future demand. Such costs are inventoried and are incurred to help maintain stable and efficient production schedules. Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change, new product development and/or revised estimates of future product demand. If inventory is determined to be overvalued due to one or more of the above factors, we would be required to recognize such loss in value at the time of such determination. Under the contractual arrangements by which progress payments are received, the United States Government has a title to or a security interest in the inventories identified with related contracts.

Property, Plant and Equipment and Other Long-Lived Assets

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods. In those cases where we determine that the useful life of property, plant and equipment should be shortened, we depreciate the net book value in excess of the salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to our business model, changes in our capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives. Long-lived assets, other than goodwill, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance. The Company's estimates of undiscounted cash flow may differ from actual cash flow due to factors including technological advances, changes to the Company's business model, or changes in the Company's capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than its carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profit, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets.

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

New Accounting Standards

See the notes accompanying the unaudited consolidated financial statements as of and for the three and nine months ended September 27, 2003.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Review and Disclosure Committee, our Chief Executive Officer and Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are likely to materially affect, internal controls over financial reporting.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index appearing herein.

         (b)      Reports on Form 8-K

                  On August 6, 2003, we filed a Current Report on Form 8-K to announce the release of our financial results for the quarter ended June 28, 2003, and to file such press release as an exhibit thereto.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EDO Corporation
                                ---------------------------------------------
                                (Registrant)

                                by: /s/ Frederic B. Bassett
                                ---------------------------------------------
                                Frederic B. Bassett - Vice President- Finance (Principal Financial Officer)

Date: November 10, 2003

                                    Exhibit Index

Exhibit                                    Description
-------                                    -----------
3(a)(1)             Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988
                    (incorporated herein by reference to the Company's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1994, Exhibit 3(i))

3(a)(2) Amendment to the Certificate of Incorporation of the Company dated July 29, 1998 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, Exhibit 3(i))

3(a)(3) Amendment to the Certificate of Incorporation of the Company dated May 17, 2002 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 3(a)(3))

3(b)                By-Laws of the Company effective October 1, 2002
                    (incorporated herein by reference to the Company's Quarterly
                    Report on Form 10-Q for the quarterly period ended September
                    28, 2002, Exhibit 3(ii))

31.1*               Certification of Principal Executive Officer Pursuant to 15
                    U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*               Certification of Principal Financial Officer Pursuant to 15
                    U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*               Certification of Principal Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*               Certification of Principal Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------
* Filed herewith