Form 10-K/A
period 2002-12-31
EDO CORP
filed 2003-12-05
CIK 31617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                         COMMISSION FILE NUMBER 1-3985

                             ---------------------

                                EDO CORPORATION
             (Exact name of Registrant as specified in its charter)

                   NEW YORK                                      11-0707740
           (State of Incorporation)                  (IRS Employer Identification No.)

       60 EAST 42ND STREET, 42ND FLOOR,                            10165
              NEW YORK, NEW YORK                                 (Zip Code)
   (Address of principal executive offices)

                                 (212) 716-2000
                                (Telephone No.)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             --------------------                ------------------------------------------
    Common Shares, par value $1 per share                 New York Stock Exchange

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

     Indicate  the  number of  shares outstanding  of  each of  the Registrant's classes of common stock as of February 27, 2003.......................19,709,704

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to the Annual Meeting of Shareholders held on April 22, 2003 are incorporated herein by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             EXPLANATORY STATEMENT

     This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002, is being filed solely to add the electronic signature page which was inadvertently omitted from the filing due to filing agent error and to update the Exhibit Index to reflect the exhibits being filed herewith. No other amendments are being made. For the convenience of the reader, we have restated our annual report on Form 10-K in its entirety. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For subsequent events, refer to our subsequent periodic filings.

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

10(q)*     Change in Control Agreement dated March 21, 2002 between the
           Company and Harvey N. Kreisberg.
10(r)*     Change in Control Agreement dated March 26, 2002 between the
           Company and Frank W. Otto.
10(s)*     Change in Control Agreement dated May 1, 2002 between the
           Company and Lisa M. Palumbo.
21*        List of Subsidiaries.
23**       Consent of Independent Auditors
31.1**     Certification of Principal Executive Officer pursuant to 15
           U.S.C. Section 10A, as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.
31.2**     Certification of Principal Financial Officer pursuant to 15
           U.S.C. Section 10A, as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.
32.1***    Certification of Principal Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

---------------

* Filed previously with the Company's Annual Report on Form 10-K filed on March 14, 2003.

**   Filed herewith.

***  Furnished herewith.

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

                                          Date: March 13, 2003

                                                /s/ FREDERIC B. BASSETT
                                          --------------------------------------
                                                   Frederic B. Bassett
                                                 Vice President-Finance,
                                          Treasurer and Chief Financial Officer

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned, its principal executive officer, thereunto duly authorized.

                                          EDO CORPORATION (Registrant)

                                          By:      /s/ JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                                Principal Executive Officer
Dated: March 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 13, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                                TITLE
                      ---------                                                -----
                 /s/ JAMES M. SMITH                    Director
-----------------------------------------------------
                  (James M. Smith)

               /s/ FREDERIC B. BASSETT                 Vice President -- Finance, Treasurer,
-----------------------------------------------------  Chief Financial Officer, and Principal
                (Frederic B. Bassett)                  Financial and Accounting Officer

                 /s/ ROBERT E. ALLEN                   Director
-----------------------------------------------------
                  (Robert E. Allen)

                  /s/ ROBERT ALVINE                    Director
-----------------------------------------------------
                   (Robert Alvine)

                 /s/ GEORGE M. BALL                    Director
-----------------------------------------------------
                  (George M. Ball)

                 /s/ DENNIS C. BLAIR                   Director
-----------------------------------------------------
                  (Dennis C. Blair)

                /s/ ROBERT M. HANISEE                  Director
-----------------------------------------------------
                 (Robert M. Hanisee)

               /s/ MICHAEL J. HEGARTY                  Director
-----------------------------------------------------
                (Michael J. Hegarty)

                 /s/ RONALD L. LEACH                   Director
-----------------------------------------------------
                  (Ronald L. Leach)

                   /s/ JAMES ROTH                      Director
-----------------------------------------------------
                    (James Roth)

              /s/ GEORGE A. STRUTZ, JR.                Director
-----------------------------------------------------
               (George A. Strutz, Jr.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal executive officer, thereunto duly authorized.

                                          EDO CORPORATION (REGISTRANT)

                                          By:      /s/ JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                                Principal Executive Officer

Dated: December 5, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 3, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                        TITLE
              ---------                                        -----

          /s/ JAMES M. SMITH                                  Director
--------------------------------------
           (James M. Smith)


       /s/ FREDERIC B. BASSETT              Vice President -- Finance, Treasurer, Chief
--------------------------------------     Financial Officer, and Principal Financial and
        (Frederic B. Bassett)                            Accounting Officer


                                                              Director
--------------------------------------
          (Robert E. Allen)


          /s/ ROBERT ALVINE                                   Director
--------------------------------------
           (Robert Alvine)


          /s/ GEORGE M. BALL                                  Director
--------------------------------------
           (George M. Ball)


         /s/ DENNIS C. BLAIR                                  Director
--------------------------------------
          (Dennis C. Blair)


        /s/ ROBERT M. HANISEE                                 Director
--------------------------------------
         (Robert M. Hanisee)


        /s/ MICHAEL J. HEGARTY                                Director
--------------------------------------
         (Michael J. Hegarty)


         /s/ RONALD L. LEACH                                  Director
--------------------------------------
          (Ronald L. Leach)


            /s/ JAMES ROTH                                    Director
--------------------------------------
             (James Roth)


                                                              Director
--------------------------------------
          (Leslie F. Kenne)

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
2(a)       Agreement and Plan of Merger by and among the Company, EDO
           Acquisition III Inc. and AIL Technologies Inc. as amended
           and restated dated January 2, 2000 (incorporated herein by reference to the Company's Annual Report on Form 10-K for
           the fiscal year ended December 31, 1999, Exhibit 2(a)).
2(b)       Management Stock Purchase Agreement dated as of January 2,
           2000 between the Company as Buyer and eleven individuals as
           Sellers, relating to the purchase and sale of shares of
           common stock of AIL Technologies Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(b)).
2(c)       Stock Purchase Agreement dated as of January 2, 2000 between the Company, as Buyer, and Defense Systems Holding Co., as
           Seller, relating to the purchase and sale of shares of
           common and preferred stock of AIL Technologies Inc.
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1999, Exhibit 2(c)).
2(d)       Stock Purchase Agreement dated as of October 9, 2001, by EDO
           Acquisition II, Inc. and the former stockholders of Dynamic
           Systems, Inc., with a list of the schedules and exhibits
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           2001, Exhibit 2(d)).
2(e)       Amended and Restated Asset Purchase Agreement and Amendment
           1 thereto, dated as of May 31, 2002, between EDO Acquisition
           IV Inc., a wholly-owned subsidiary of the Company, as Buyer, and Condor Systems, Inc. and CEI Systems, Inc. as Sellers
           (incorporated herein by reference to the Company's Current
           Report on Form 8-K dated July 26, 2002, Exhibits 2.1 and
           2.2).
2(f)       Stock Purchase Agreement, dated as of February 5, 2003,
           between EDO Professional Services Inc, a wholly-owned
           subsidiary of the Company, as Buyer and four individuals as
           Sellers (incorporated herein by reference to the Company's
           Current Report on Form 8-K dated February 5, 2003, Exhibit
           2.1).
3(a)(1)    Certificate of Incorporation of the Company and amendments thereto dated June 14, 1984, July 18, 1988 and July 22, 1988
           (incorporated herein by reference to the Company's Annual
           Report on Form 10-K for the fiscal year ended December 31,
           1994, Exhibit 3(i)).
3(a)(2)    Amendment to the Certificate of Incorporation of the Company
           dated July 29, 1998 (incorporated herein by reference to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended December 31, 1998, Exhibit 3(i)).
3(a)(3)*   Amendment to the Certificate of Incorporation of the Company
           dated May 17, 2002.
3(b)       By-Laws of the Company effective October 1, 2002
           (incorporated herein by reference to the Company's Quarterly
           Report on Form 10-Q for the quarterly period ended September
           28, 2002, Exhibit 3(ii)).
4(a)       Indenture, dated as of April 2, 2002, by and between the
           Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, Exhibit
           4(a)).

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
4(b)       Registration Rights Agreement, dated as of April 2, 2002, by and among the Company and Salomon Smith Barney, Inc., SG
           Cowen Securities Corporation and Robertson Stephens, Inc.,
           as representatives of the initial purchasers (incorporated herein by reference to the Company's Quarterly Report on
           Form 10-Q for the quarterly period ended March 30, 2002,
           Exhibit 4(b)).
10(a)(1)*  Credit Agreement, dated as of November 8, 2002, by and among the Company and AIL Systems Inc., with Citibank N.A., Fleet
           National Bank, Wachovia Bank, N.A., et al.
10(a)(2)*  Amendment No. 1, dated December 20, 2002, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(a)(3)*  Amendment No. 2, dated February 4, 2003, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(a)(4)*  Amendment No. 3, dated February 28, 2003, to the Credit
           Agreement dated as of November 8, 2002 described above.
10(b)      EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form
           10-K for the fiscal year ended December 31, 1996, Exhibit
           10(a)).
10(c)*     EDO Corporation 2002 Long-Term Incentive Plan.
10(d)      Executive Life Insurance Plan Agreements, as amended through
           January 23, 1990, between the Company and 28 employees and retirees (incorporated herein by reference to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1994, Exhibit 10(g)).
10(e)      Form of Directors' and Officers' Indemnity Agreements
           between the Company and 23 current Company directors and
           officers (incorporated herein by reference to the Company's
           Annual Report on Form 10-K for the fiscal year ended
           December 31, 1996, Exhibit 10(d)).
10(f)      Consent Decree, entered on November 25, 1992, amongst the
           United States, the Company, Plessey, Inc., Vernitron
           Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K
           for the fiscal year ended December 31, 1998.
10(g)      EDO Corporation 1997 Non-Employee Director Stock Option Plan
           (incorporated herein by reference to the Company's
           Registration Statement on Form S-8, File No. 333-77865,
           dated May 6, 1999).
10(h)*     EDO Corporation 2002 Non-Employee Director Stock Option
           Plan.
10(i)      EDO Corporation Compensation Plan for Directors
           (incorporated by reference to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1998,
           Exhibit 10(g)).
10(j)      Supplemental Executive Retirement Plan, dated July 1, 2001
           (incorporated by reference to the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2001,
           Exhibit 10(i)).
10(k)*     Employment Agreement, dated as of February 1, 2003, by and between EDO Corporation and James M. Smith.
10(l)*     Change in Control Agreement dated March 3, 2003 between the
           Company and Frederic B. Bassett.

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
10(m)*     Change in Control Agreement dated March 21, 2002, between
           the Company and Patricia D. Comiskey.
10(n)*     Change in Control Agreement dated March 25, 2002 between the
           Company and George P. Fox, Jr.
10(o)*     Change in Control Agreement dated March 21, 2002 between the
           Company and William J. Frost.
10(p)*     Change in Control Agreement dated March 22, 2002 between the
           Company and Milo Hyde.
10(q)*     Change in Control Agreement dated March 21, 2002 between the
           Company and Harvey N. Kreisberg.
10(r)*     Change in Control Agreement dated March 26, 2002 between the
           Company and Frank W. Otto.
10(s)*     Change in Control Agreement dated May 1, 2002 between the
           Company and Lisa M. Palumbo.
21*        List of Subsidiaries.
23**       Consent of Independent Auditors
31.1**     Certification of Principal Executive Officer pursuant to 15
           U.S.C. Section 10A, as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.
31.2**     Certification of Principal Financial Officer pursuant to 15
           U.S.C. Section 10A, as adopted pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.
32.1***    Certification of Principal Executive Officer and Principal
           Financial Officer pursuant to 18 U.S.C. Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

---------------

* Filed previously with the Company's Annual Report on Form 10-K filed on March 14, 2003.

**   Filed herewith.

***  Furnished herewith.