Form 10-K
period 2003-12-31
EDO CORP
filed 2004-03-05
CIK 31617

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-3985

                             ---------------------
                                EDO CORPORATION
             (Exact name of registrant as specified in its charter)

                    NEW YORK                                        11-0707740
            (State of Incorporation)                    (IRS Employer Identification No.)

        60 EAST 42ND STREET, 42ND FLOOR                               10165
               NEW YORK, NEW YORK                                   (Zip Code)
    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 716-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
              --------------------                  ------------------------------------------
     Common Shares, par value $1 per share                   New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by checkmark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the registrant's common stock held by non-affiliates was $259,747,032 based on the reported last sale price of common stock on June 28, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of EDO common stock outstanding as of February 20, 2004 was 19,898,145 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EDO CORPORATION

                               TABLE OF CONTENTS


                                   PART I
Item 1    Business....................................................    2
          Introduction................................................    2
          Acquisitions................................................    2
          Segments....................................................    3
            Defense Segment...........................................    3
            Communications and Space Products Segment.................    7
            Engineered Materials Segment..............................    9
          Research and Development....................................   10
          Marketing and International Sales...........................   10
          Backlog.....................................................   11
          Government Contracts........................................   11
          Competition and Other Factors...............................   12
          Environmental...............................................   12
          Employees...................................................   12
          Risk Factors................................................   12
Item 2    Properties..................................................   18
Item 3    Legal Proceedings...........................................   18
Item 4    Submission of Matters to a Vote of Security Holders.........   19

                               PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6    Selected Financial Data.....................................   20
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A   Quantitative and Qualitative Disclosure About Market Risk...   21
Item 8    Financial Statements and Supplementary Data.................   34
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   75
Item 9A   Controls and Procedures.....................................   75

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   76
Item 11   Executive Compensation......................................   77
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   77
Item 13   Certain Relationships and Related Transactions..............   77
Item 14   Principal Accountant Fees and Services......................   77

                                  PART IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   77
          (a) Financial Statements and Financial Statement Schedules
          and Exhibits................................................   77
          1. Financial Statements.....................................   77
          2. Financial Statement Schedules............................   78
          3. Exhibits.................................................   78
          (b) Reports on Form 8-K.....................................   81
Signatures............................................................   82

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     EDO Corporation provides military and commercial products and professional services, with core competencies in a wide range of critical defense areas, including:

     - Defense Electronics
     - Aircraft Armament
     - Undersea Warfare
     - Professional Services
     - C4I -- Command, Control, Communications, Computers, and Intelligence
     - Integrated Composite Structures

     A disciplined acquisition program is diversifying the base of major platforms and customers.

     The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Shareholders are made available, free of charge, on its Web site www.edocorp.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission ("SEC").

ACQUISITIONS

     Acquisitions have been the primary driver of our growth in recent years. Since 1999, we have completed the following acquisitions:

     In April 2000, we acquired AIL Technologies, Inc. (AIL), a privately-held defense electronics company based in Deer Park, New York. In the transaction, a merger of AIL with a wholly-owned EDO subsidiary accounted for as a tax-free reorganization, each share of AIL common stock was exchanged for 1.3296 EDO common shares (equivalent to 6,553,194 EDO common shares valued at $39.4 million). In addition, AIL stockholders received a cash payment of $13.3 million. The merged company also assumed AIL debt of $29.7 million. AIL added extensive capabilities in defense electronics, such as aircraft electronic warfare systems in use on the B-1B bomber and the EA-6B Prowler radar-jamming aircraft.

     In October 2001, we acquired Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, for $13.6 million in cash. Dynamic Systems added to our range of professional and information technology services that are provided primarily to the U.S. Department of Defense (DoD) and other government agencies.

     In July 2002, we acquired, in an auction under section 363 of the U.S. Bankruptcy Code, substantially all of the assets of Condor Systems, Inc., a privately-held defense-electronics company and its subsidiary (together, "Condor") based in Morgan Hill and Simi Valley, California for $62.5 million in cash, plus transaction costs of $5.0 million. We also assumed $28.0 million in outstanding standby letters of credit. The acquisition of Condor's business has significantly expanded our defense-electronics capabilities in the areas of reconnaissance and surveillance systems and communications and countermeasures.

     In February 2003, we acquired all of the stock of Advanced Engineering & Research Associates, Inc. (AERA), a privately-held company located in Alexandria, Virginia, for $38.1 million in cash, plus transaction costs of $0.3 million. In addition, we acquired and immediately paid off debt of $3.8 million. AERA strengthened and expanded our range of professional services. AERA was merged with our Professional Services business unit.

     In March 2003, we acquired all of the stock of Darlington, Inc., a privately-held defense-communications company based in Alexandria, Virginia, for $25.6 million in cash, plus transaction costs of approximately $0.3 million. In addition, we acquired and immediately paid off debt of $4.9 million. The Darlington acquisition expanded our capabilities in the areas of C4I (Command, Control, Communications, Computers, and Intelligence) and communications-related professional services. Darlington operates with our Combat Systems business unit.

     In June 2003, we acquired all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England, for $27.3 million plus transaction costs of approximately $1.9 million. Emblem operated through its MBM Technology unit in England and Artisan Technologies Inc. subsidiary in the United States. Emblem, which has been renamed EDO (UK) Ltd, reinforces our position as a global leader in aircraft armament-release systems and broadens our customer base in Europe. The acquisition also added capabilities in C4I, with a product line of rugged computers and related devices.

     In addition, we have completed four other acquisitions since 1998, all of which have been disclosed in our prior Annual Reports on Form 10-K.

SEGMENTS

     We have historically reported our results in three reporting segments:
Defense, Communications and Space Products, and Engineered Materials. Because the company continues to grow and evolve through acquisitions primarily related to defense products, the Defense segment has become the dominant segment of our business. Operations associated with the three acquisitions completed in 2003 were added to the Defense Segment. Management is currently evaluating other possible reporting segments and organizational structures in view of the expected continuation of our acquisition strategy.

     Our reporting segments currently consist of the following business units:

             DEFENSE               COMMUNICATIONS AND SPACE PRODUCTS    ENGINEERED MATERIALS
             -------               ---------------------------------  ------------------------
Marine and Aircraft Systems        Antenna Products and Technologies  Electro-Ceramic Products
MTech                              Communications and                 Fiber Science
                                   Countermeasures Systems
Defense Programs and Technologies  Space Products portion of DPT      Specialty Plastics
  (DPT)
Combat Systems
Technical Services Operations
Professional Services
Reconnaissance and Surveillance
  Systems
EDO (UK) Ltd.

     We set forth certain business segment information including information on revenues from external customers, operating earnings, assets and capital expenditures in Note 19 on pages 62 through 65 of this Report.

                                DEFENSE SEGMENT

     The Defense segment, which accounted for 78% of consolidated net sales in 2003, 74% in 2002, and 71% in 2001, includes electronic warfare systems, reconnaissance and surveillance systems, aircraft weapons-suspension and release systems, integrated combat systems, C4I products and systems, undersea-warfare systems and professional and engineering services.

ELECTRONIC WARFARE SYSTEMS

     Electronic warfare systems sales accounted for 12% of consolidated net sales in 2003, 24% in 2002, and 25% in 2001.

     Our AN/ALQ-161 is the defensive-avionics system that protects the U.S. Air Force B-1B bomber from radar-guided and infrared-guided missile threats. Designed in the early 1980's specifically for the B-1B aircraft, we delivered the AN/ALQ-161 system and spares to all 100 aircraft in the B-1B fleet. Currently we provide logistic support and capability upgrades to the AN/ALQ-161 systems, including software upgrades that have occurred every 12-24 months, as well as hardware improvements to address both situation awareness and jamming effectiveness. In 2003, the Air Force decided to extend the life of AN/ALQ-161 defensive suite until at least 2015, and has begun a significant upgrade program.

     EDO's first award in the upgrade program was made in mid-2003, to modernize the digital radio-frequency memory. This will provide advanced technique waveforms to counter known threats. The memory upgrade begins an expected modernization of the entire B-1B fleet. We have also received a contract to continue development on the next generation of AN/ALQ-161 preprocessor flight software. The DoD currently expects B-1B aircraft to be in operation through 2040.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. In 2003, we completed a substantial contract with the U.S. Navy to upgrade the Universal Exciter on the EA-6B aircraft. The Universal Exciter is the unit in the AN/ALQ-99 that provides the specific electronic-jamming-technique waveforms and modulations that defeat enemy air-defense systems. As a result of this contract completion, revenues related to the Universal Exciter Upgrade program declined from 14 percent of total revenues in 2002 to two percent of total revenues in 2003. We continue to maintain and support the AN/ALQ-99 system. The DoD currently expects EA-6B aircraft to be in operation through 2015.

     We design and produce a line of test equipment for electronic-warfare testing, data acquisition, and radar simulation. In 2003, we received orders for 238 AN/PLM-4 radar signal simulators from the U.S. Air Force and international customers. This brought the total number of systems ordered to 485, of which more than 360 have been delivered to customers.

RECONNAISSANCE AND SURVEILLANCE SYSTEMS

     Our reconnaissance and surveillance systems include the AN/USQ-149 Radar Narrow Band (RNB) Subsystem, the AN/ALR-95 automatic Electronic Support Measures
(ESM) system and variants of the ES-3701 ESM system which intercept, analyze and identify radar emissions and provide situational awareness to military personnel. Sales of reconnaissance and surveillance systems accounted for 17% of consolidated net sales in 2003, 8% in 2002, and 0% in 2001.

     The ES-3701 is a leading international electronic-support system for naval applications. More than 50 systems have been sold, many of which are already in operation providing effective at-sea performance. A key feature is the system's precision direction-finding at long range, even in difficult electromagnetic environments. It can be integrated into any type of combat-system multi-function console and enables the interception of radar threats.

INTEGRATED COMBAT SYSTEMS

     We act as a systems integrator for naval C4I systems. In this role, we integrate a ship's sensor systems, including radar and sonar, communications systems, navigation and integrated bridge systems, and aircraft control systems to provide situational awareness in a common data and display format for a ship's commander. Integration contracts typically provide for the development of integration software that allows the various subsystems to intercommunicate and produce common information displays.

     In 1998, we began integration of a combat system for the upgrade of a major class of ship for the Norwegian Coast Guard. In 2003, we completed live-fire sea-acceptance trials of our Command, Control and Information System (CCIS) on board three vessels. A fourth Norwegian Coast Guard vessel under contract for CCIS installation is scheduled to begin modernization in 2004.

     CCIS is an open-architecture system that enhances maritime operations in both the littoral and open-ocean environments. It includes modules for surface-search radar, electro-optic fire-control system, hull-mounted sonar, integrated-bridge system, navigation system and helicopter-control system, all fully integrated with EDO's Piranha I Command Management System (CMS). CMS is designed for modular integration of sensor and weapons systems and complies with U.S. Navy Open Architecture Computing Environment (NOACE) standards. It also provides automated decision aids for on-scene command, real-time tactical display management, aircraft control, search and rescue, and weapon engagement.

     In 2003, through successful international competition, we won a contract from the Royal Norwegian Navy to upgrade the communications and data-link systems on ULA-class submarines. Under the contract, EDO will provide engineering, manufacturing, and integration services to deliver open-systems-architecture, tactical-data-link systems. EDO will also upgrade the existing submarine communications systems to provide new line-of-sight, over-the-horizon, and satellite-data-communications capabilities, allowing interoperability with all NATO forces. Information from EDO's data-link system will be fully integrated with the submarine's on-board command and control system to give the crew a common operational picture that will be distributed throughout the submarine.

MOBILE COMMUNICATION SYSTEMS

     With the acquisition of Darlington in 2003, we added the AN/TSQ-231 Joint Enhanced Core Communication System (JECCS) product line. JECCS provides the Marine Corps with a mobile, first-in system for network management, data and voice transmission, and switching services.

RUGGED COMPUTERS AND ELECTRONICS

     We also added to our C4I capabilities with our acquisition of Emblem in 2003. Emblem, which has been renamed EDO (UK) Ltd., added a new product line of rugged computers and related electronic devices. This product line is the result of significant investment by Emblem prior to the acquisition. It has been designed to balance exceptional performance with user friendliness and the rugged protection to withstand rough treatment on the battlefield. It has passed the highest standards (Land Class A) for resistance to electro-magnetic interference and low signal emission, allowing it to perform safely alongside other electronic systems. The flagship "Termite" product is the only UK-designed and developed rugged, handheld computer.

AIRCRAFT ARMAMENT

     Aircraft armament includes a broad range of sophisticated devices that allow for the storage and release of the bombs and missiles carried on military aircraft. This includes electronic interfaces between the weapon and the aircraft that allow for targeting and release. Aircraft armament equipment sales accounted for 12% of consolidated net sales in 2003, 13% in 2002, and 13% in 2001.

     EDO continues to make significant investments in technologies to meet the worldwide demand for smart, lightweight, high-performance weapons-interface systems. Over the last two decades, we have developed and manufactured bomb release units (BRU) for the F-15 aircraft, ejection release units (ERU) for the Tornado multi-role combat aircraft, jettison release mechanisms for the F-14, pneumatic missile-eject launchers for the F/A-22, and smart-weapon, multiple-carriage systems for the F-16 and F-18.

     In 2003, we:

     - continued production of F-15 BRUs for the U.S. Air Force and international customers and provided spare-parts support for Tornado ERUs and F-15 BRUs worldwide.

     - received production orders for 258 additional LAU-142/A missile launchers for the F/A-22 aircraft. Known as AVEL, for AMRAAM (Advanced Medium Range Air to Air Missile) Vertical Ejection Launcher, the LAU-142/A carries and ejects missiles from internal bays. During in-flight launch, the AVEL system ejects missiles through the jet fighter's air-flow-boundary layer very rapidly, assuring safe aircraft separation at supersonic speeds. The AVEL employs a highly reliable pneumatic-ejection system controlled by the aircraft's stores-management system. We have also received our first depot-support contract, and anticipate providing depot support through the life of the F/A-22.

     - continued development and testing of the pneumatic suspension-and-release system for the F-35 Joint Strike Fighter program.

     - began development and testing of a new electronic assembly for the LAU-117 Maverick launcher for Raytheon Missile Systems. This assembly will allow the analog-controlled Maverick missile to be carried on the F-16, F-35 and other digital-control aircraft.

     - received additional production orders for the BRU-57 smart-weapon carriage and electronics system as well as continued the integration of the BRU-55 onto the F-18 aircraft.

AIRBORNE MINE COUNTERMEASURES SYSTEMS

     We believe we are the only manufacturer of airborne naval-minesweeping equipment in the world. The principal system of this type used by the U.S. Navy, the MK105 helicopter-towed system was designed and developed by us starting in 1967. In the early 1990s, we developed a significant upgrade under contract, followed by an initial production contract in 1996. We continue to provide spares and logistics support for these systems to the Navy and an international customer, and we continue to function as the Navy maintenance depot for the MK105 systems.

     In 1994, we began work under contract with the Navy to develop a lightweight, helicopter-towed minesweeper for shallow water applications. We received a production contract for these systems in 1999 with delivery completed in 2002. In 2002, we won the competitive contract from the Navy for the next generation minesweeping system, the Organic Airborne/Surface Influence Sweep (OASIS). Development work will continue through 2005 followed by production for fleet systems.

     In 2003, EDO was awarded a contract from the Navy to demonstrate the feasibility of unmanned-surface-vessel mine-warfare technology and the application of this technology for fleet integration. This technology will be directly applicable to mine-warfare mission modules slated for use on the Littoral Combat Ship.

SONAR SYSTEMS

     We have been a supplier of undersea systems including sonar sensors, underwater-communication systems, and depth-sounding and speed-measuring equipment for more than 40 years. During 2003, work continued on a contract for the Brazilian Navy to deliver a major upgrade to the EDO Model 610E sonar system. Work also continued on a contract with Singapore to deliver the recently developed EDO Model 980 sonar system for installation in their new class of naval ship. Development and delivery of the systems will extend into 2006.

     We continued our work with Ultra Electronics, the UK-based aerospace and defense-electronics group, to provide bow-mounted Medium Frequency Sonar -- 7000 (MFS-7000) systems to the United Kingdom's Type 45 destroyer program. Under our contract, we will provide systems for six ships. Deliveries under the contract will extend through 2006.

PROFESSIONAL SERVICES

     We are a supplier of professional services consisting of acquisition and logistics management, training and performance support systems, information technology services, systems engineering, operation analysis, and program management. We provide these services to the U.S. defense, federal-services, and information-technology markets. Our professional-services capabilities increased significantly in 2003 with the acquisitions of AERA and Darlington.

     Professional Services accounted for 22% of consolidated net sales in 2003, 13% in 2002, and 13% in 2001.

     - Acquisition Logistics and Management

     We support several of the Navy's program executive offices by providing logisticians, acquisition specialists, engineers and financial analysts. These professionals perform functions such as configuration management, budget analysis, analysis of ship casualty reports, ship-manning assessments, and review of training requirements. We also provide acquisition and logistics support to the Marine Corps, including several logistic bases and systems-command centers. We have provided acquisition support to the Coast Guard's Deepwater program office as they faced the challenges of creating a transformational fleet of vessels.

     In 2003, we assisted the Navy in reviewing approaches to the management of shore-infrastructure.

     - Training & Performance Systems

     With the acquisition of AERA, we added capabilities in interactive, multimedia instruction and computer-based training. This includes the development of training courseware for the Virginia-class submarine platforms. We are a prime contractor on the Naval Air Systems Command "Training Systems Contract II" that will be the source of courseware development for many of the Navy and Marine Corps air platforms over the next eight years.

     We are applying this competency internally to develop automated training and interactive technical manuals for new EDO platforms, such as the OASIS mine-sweeping system.

     Our logisticians and engineers support the Marine Corps' Warfighting Laboratory, with concept-based experimentation and design, technology evaluation, and identification of improved procedures. Similar support is also provided to the Joint Forces Command's "Joint Concept Development and Experimentation Process."

     - Systems Engineering

     In 2003, we continued to perform services under contracts for design, planning, execution, analysis and reporting for the AN/ALQ-161A preprocessor flight software for Warner Robins Air Logistics Center. In addition, we perform engineering services under contracts to the Navy for threat-simulator-validation support at China Lake Naval Air Warfare Center, to the Air Force EW Directorate at Edwards AFB for F/A-22 and various other aircraft platforms, and provide technical and engineering support to various Boeing Satellite Systems programs.

     We also provide marine, propulsion, and systems engineering services in areas such as test and evaluation, systems integration, performance modeling and computer-aided design to a number of Navy, Coast Guard, and waterfront clients.

     - Information Technology Services

     The military continues to outsource a significant amount of IT-related professional services. With our AERA and Darlington acquisitions, we added support contracts in key programs with the Navy, Army and civilian agencies.

     In 2003, we were competitively awarded a contract from the Navy to provide fleet support worldwide for existing and planned C4I systems, both afloat and ashore. This contract is a large expansion of the previous $55 million Darlington contract and has a contract ceiling of $107.7 million (base year plus four option years). Deployed carriers and large-deck ships have an EDO Fleet Systems Engineering Team (FSET) onboard. The FSETs include highly-skilled engineers and technicians with IT and communication system expertise who serve at US Navy shore stations as well as aboard active-duty ships. In addition to operations, maintenance, and training support, the contract also requires support for the rapid injection of new C4I technologies into Navy ships.

     - Operation Analysis and Program Management

     In 2003, we were awarded a contract from the Department of the Navy to continue support for the Explosive Ordnance Disposal Program Management Office (PMS-EOD). The task-order contract has a base year plus four option years, and a contract ceiling of $17.5 million. We have successfully maintained this contract since 1984.

                   COMMUNICATIONS AND SPACE PRODUCTS SEGMENT

     The Communications and Space Products segment, which accounted for 12% of consolidated net sales in 2003, 14% in 2002, and 15% in 2001, includes antenna product and ultra-miniature electronics and systems.

ANTENNA PRODUCTS

     We design and produce antenna systems for a wide variety of military and commercial applications including communications, electronic warfare, navigation, radar and wireless Local Area Networks. Our antenna business is approximately 60% military and 40% commercial. Our military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, unmanned aerial vehicles (UAVs), satellites, surface ships, submarines, and ground vehicles. Our commercial antennas are used on commercial airliners as well as general-aviation aircraft.

     We have a broad customer and product base in this business. In 2003, we sold more than 35,000 antennas of 200 different types to more than 350 different original-equipment manufacturers and after-market customers. A large portion of our revenue results from spare part sales and repair services for an installed base of antennas in excess of 500,000 units.

     We continually work on the development of new antenna products via internally funded and customer-sponsored research and development. For example, in 2003 we were awarded a $1.1 million contract by Boeing Integrated Defense Systems for a specialized, multi-function antenna for use on the F/A-18 E/F Super Hornet strike fighter. The antenna operates over a very wide bandwidth in a low radar-cross-section configuration. We also received two multi-million dollar awards from Northrop Grumman for antennas pertaining to the instrument landing sensors for the F-35 aircraft, and ground mobile communications for the new Joint Tactical Radio System. We anticipate many years of production for all three of these major platforms.

     We also provide critical aerospace antennas for the Ground-Based Midcourse Defense System. These antenna types have passed rugged electrical and environmental missile-qualification requirements. Other leading technologies include direction-finding antenna systems and microwave antennas.

INTERFERENCE CANCELLATION

     EDO has been a world leader in interference cancellation technology for more than 25 years. Our technology is used to eliminate interference in dense electromagnetic environments that can degrade the effectiveness of radios and other electronic equipment. Our systems allow full operational capability, mitigating both friendly and intentional sources of interference.

     Most recently, this technology has given EDO a significant role in both of the Coast Guard's two major modernization projects, known as Rescue 21 and Deepwater. EDO is also developing a subsystem for the CV-22 Osprey tiltrotor aircraft that will mitigate interference between onboard radios, allowing unimpeded communications.

FORCE PROTECTION TECHNOLOGY

     EDO is the world's only supplier of the Shortstop Electronic Protection System (SEPS), life-saving technology that protects people and equipment from proximity-fused weapons such as mortar rounds, rockets, and artillery shells. Shortstop works automatically and silently. It acts as an "electronic umbrella" that can protect military forces, equipment, personnel and high-value assets. The Shortstop program was initiated in 1990 by the US Central Command as a quick-reaction response capability for Operation Desert Storm. Our Shortstop product line includes modified versions that provide protection in various military situations.

SPACE PRODUCTS

     We manufacture products for space payloads that meet the high reliability standards required by the industry, including components, subassemblies and major subsystems that are sold directly to the government for military and civil systems, or to prime contractors for both government and commercial applications. Our sensors and subsystems include larger subsystems, up to full satellite payloads, for remote sensing instruments employing microwave measurements of the earth and its atmosphere, and classified government programs.

                          ENGINEERED MATERIALS SEGMENT

     The Engineered Materials segment, which accounted for 10% of consolidated net sales in 2003, 12% in 2002, and 12% in 2001, includes electro-ceramic products and advanced fiber-composite structural products.

ELECTRO-CERAMIC PRODUCTS

     Piezoelectric-ceramic elements convert acoustic energy to electrical energy and vice versa, and form the basis of many defense and commercial products ranging from military sonar to ink-jet printers. We are one of North America's leading manufacturers of piezoelectric-ceramic components for defense applications and we also provide material and related transducers to several commercial markets. While more than 50% of our piezoelectric-ceramic sales are for defense applications, we are increasing our efforts to expand our commercial business, while maintaining our position in the defense market.

     Our business is vertically integrated with in-house manufacturing and development of piezoelectric and dielectric ceramic materials, coupled with state-of-practice mixed analog and digital electronics and software engineering. We believe this combination of engineered active materials and electronics capabilities makes us competitive in several niche markets. Examples of our products include underwater acoustic transducers for use in all areas of undersea warfare and piezoelectric shapes for a variety of industries.

     In 2003, the Naval Sea System Command (NAVSEA) awarded us contract options worth $7.6 million for additional production of SQS-53C sonar arrays for the Arleigh Burke Class of guided-missile destroyer and for foreign military sales. The sonar is used for detection, classification, and localization of submarines. This latest order covers production of four shipments of sonar arrays. These arrays include piezoelectric-ceramic rings incorporated into high-power transducers, and associated array framework and cable assemblies. The transducers and other hardware will be integrated by EDO into the cylindrical arrays that are mounted in the bow of the ships.

     The SQS-53C sonar arrays are a major component of the SQQ-89 combat system, which integrates detection, classification, and engagement subsystems for control of the undersea battlespace. If all options are exercised, deliveries will extend to approximately 2010.

     In 2003, EDO won a competitively awarded contract to develop new passive-sonar technology on U.S. Navy submarines. The IDIQ, indefinite-delivery/indefinite-quantity, contract has a base year plus four option years, and a ceiling of $7.7 million. The contract includes the design, development, and multi-year production of wide-band multi-mode and radius-of-curvature sensors with associated electronics and electro-optics. These are critical components of new hydrophone-array technology being developed to improve detection of threats and counteract increasingly quieter submarines. Wide-band multi-mode sensors allow identification of specific sounds made by submarines and weapons. Radius-of-curvature sensors will improve the ability to compute the distance to various threat emissions, a limitation of current passive-sonar systems.

INTEGRATED COMPOSITE STRUCTURES

     Our capabilities in the area of fiber-reinforced advanced composite structures include product and system design, engineering analysis, process development, tooling design and fabrication, qualification testing and validation, production, and after-market support. The primary focus of our business-development effort is advanced composite structures for all types of platforms including manned and unmanned aircraft, missiles, ships and ground vehicles.

     In 2003, we secured a number of development contracts for the next generation Boeing X-45 UCAV (Unmanned Combat Air Vehicle). Our success on these development contracts led to a production contract, near the end of 2003, for composite structures for two proof-of-concept aircraft, with options for 12 additional aircraft. These structures will elevate our production expertise by using the latest in technology and materials used in the fabrication of modern military aircraft.

     In 2003, we delivered the first production filament-wound launch canisters for the new Thales VT-1 missile program. This contract extends out into 2005. We also continued production of composite tanks for the

Boeing C-17 aircraft. We have been the sole supplier of these tanks since production began, more than 10 years ago.

     In commercial markets, 2003 marked the 36th year in which we have been a provider to Boeing for composite tanks on commercial airliners. In the medical device market, we supply special water/chemical dilution tanks for use in the Aksys Personal Hemo-Dialysis Plus (PHD+) system. We also produce similar tanks for Teijin Pharma, an Aksys licensee in Japan. For the offshore oil industry, we produce the "Fiberbond" line of composite piping. In 2003, we initiated the fabrication and installation of topside piping systems for offshore oil platforms in Malaysia, Brazil and the UK. We also won production contracts for composite piping on four large Gulf of Mexico deep-water oil platforms.

RESEARCH AND DEVELOPMENT

     Research and development is important to the success of our business, because we focus on niche markets where we have leading-edge technology. In 2003, our research and development efforts involved about 130 employees. Most of our research and development is funded by long-term development contracts with customers, with the remainder funded at our own expense.

     Customer-funded research and development is principally related to military programs. Major customer-sponsored programs include the development of: mine-countermeasures systems; aircraft weapons-carriage technology; command-and-control software for combat-systems integration; shallow-water sonar; low-observable, anti-jam, GPS antennas; mobile-communications and data systems; and underwater-communications transducer products.

     Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors.

     Company-funded research and development is intended primarily to develop new products and extend the capabilities of existing products. Principal current company-funded research and development includes: digital signal-processing technology for electronic intelligence and support systems; image and signal processing, computer software, and other improvements for combat systems; minesweeping technology; aircraft weapons-carriage systems; application of composites for structural uses; various types of communication equipment; electronic countermeasures; advanced antennas; sonar systems, including processing and detection enhancements; noise reduction and interference cancellation; piezoelectric and composite materials; and new capabilities for our radar-signal simulator products.

     The following table sets forth research and development expenditures for the years presented.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Customer-sponsored......................................  $48,800   $38,300   $35,700
Company-funded..........................................    8,600     8,500     8,700
                                                          -------   -------   -------
  Total.................................................  $57,400   $46,800   $44,400
                                                          =======   =======   =======

MARKETING AND INTERNATIONAL SALES

     We sell defense products as a prime contractor and through subcontracts with other prime contractors. In addition to defense sales to the U.S. DoD, we also sell defense equipment to the U.S. Government on behalf of foreign governments under the Foreign Military Sales program. Subject to approval by the U.S. Department of State, we sell to foreign governments both directly and through Foreign Military Funded programs and commercial sales.

     Sales of our defense products are usually made under long-term contracts or subcontracts covering one or more years of production. These contracts are obtained either through competitive bidding or contract negotiation. We believe that our long history of association with our military customers is an important factor in our overall business, and that the experience gained through this history has enhanced our ability to anticipate our customers' needs. Our approach to defense business is to anticipate specific customer needs and to develop systems to meet those needs either at our own expense or pursuant to research and development contracts. Many of our employees, including our chief executive officer and our vice president of Washington operations, are actively involved in the marketing of our defense products in the U.S. and abroad. We also have about 50 independent international sales representatives concentrating on the marketing of our defense products in foreign countries.

     Commercial products are sold in industrial and commercial markets. In foreign markets, piezoelectrics, antennas and electronic products are generally sold commercially through a network of sales representatives. Fiber-reinforced composite products are sold directly and through sales representatives.

     It is generally the policy of our U.S. business units to denominate all foreign contracts in U.S. dollars and seek not to incur significant costs in connection with long-term foreign contracts until we have received advance payments or letters-of-credit on amounts due under the contracts. EDO (UK) Ltd generally denominates its contracts in British pounds.

     International sales comprised 18% of consolidated net sales in 2003, 15% in 2002, and 15% in 2001.

BACKLOG

     We define backlog as the funded value of contracts and orders that has not been recognized as sales. As of December 31, 2003 our total backlog was $462.3 million compared with $375.0 million as of December 31, 2002. Approximately 75% of the total backlog at December 31, 2003 is scheduled for delivery in 2004. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms on which we have a strong strategic position. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

     Backlog does not include portions of contracts for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. There is about $520 million in unfunded contracts and unexercised options at the end of 2003.

GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for 76% of our 2003 consolidated net sales compared with 75% in 2002 and 69% in 2001, and consisted primarily of sales to the DoD. Such sales include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program. Our business is not substantially dependent on any contract.

     Our defense business can be and has been significantly affected by changes in national-defense policy and spending. Our U.S. Government contracts and subcontracts and certain foreign-government contracts contain the usual required provisions permitting termination at any time for the convenience of the government with payment for work completed and committed along with associated profit at the time of termination.

     Our contracts with the DoD are made on either a fixed-price or cost-reimbursable basis. Both types may include incentive provisions. Fixed-price contracts provide fixed compensation for specified work. Cost-reimbursable contracts require us to perform specified work in return for reimbursement of costs (to the extent allowable under U.S. Government regulations) plus a specified fee. Under both contract types, an incentive adjustment may be made to our fee based on attainment of performance, scheduling, cost, quality or other goals. In general, with fixed-price contracts we assume a greater risk of loss, but also have the potential for higher profit margins, compared to cost-reimbursable contracts. The distribution of our government contracts between fixed-price and cost-reimbursable contracts varies from time to time.

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

     It is difficult to state precisely our market position in all of our product lines because information as to the volume of sales of similar products by our competitors is not generally available and the relevant markets are often not precisely defined. However, we believe that we are a significant factor in the markets for stores-release mechanisms for military aircraft, military sonar systems, military data-links, helicopter-towed mine-countermeasures systems, piezoelectric ceramics, electronic-countermeasures systems, and antennas.

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

ENVIRONMENTAL

     Refer to Note 18 on page 62 of this Report for information regarding the cost of compliance with environmental regulations.

EMPLOYEES

     As of December 31, 2003, we employed 2,640 persons.

RISK FACTORS

  REDUCTIONS IN GOVERNMENT SPENDING WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     A reduction in purchases of our products by domestic and foreign government agencies would have a material adverse effect on our business because a significant portion of our net sales are derived from contracts directly or indirectly with government agencies. In 2003, 2002 and 2001, we derived about 76%, 75% and 69%, respectively, of net sales from direct and indirect contracts with the U.S. Government and derived about 18%, 15% and 15%, respectively, of net sales from international sales to foreign governments. The development of our business will depend upon the continued willingness of the U.S. and foreign governments to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

  THE U.S. GOVERNMENT MAY TERMINATE OR MODIFY OUR EXISTING CONTRACTS OR ITS CONTRACTS WITH THE PRIME CONTRACTORS FOR WHICH WE ARE A SUBCONTRACTOR, WHICH WOULD ADVERSELY AFFECT OUR REVENUE.

     A significant portion of our revenues are derived from U.S. Government contracts, directly or indirectly. There are inherent risks in contracting with the U.S. Government, including risks peculiar to the defense industry, which could have a material adverse effect on our business, financial condition or results of operations. Laws and regulations permit the U.S. Government to:

     - terminate contracts for its convenience;

     - reduce or modify contracts or subcontracts if its requirements or budgetary constraints change;

     - cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

     - adjust contract costs and fees on the basis of audits done by its agencies; and

     - control or prohibit the export of our products.

     If the U.S. Government terminates our contracts for convenience, we may only recover our costs incurred or committed for settlement expenses and profit on work completed before the termination. Additionally, most of our backlog could be adversely affected by any modification or termination of contracts with the U.S. Government or contracts the prime contractors have with the U.S. Government. The U.S. Government regularly reviews our costs and performance on its contracts, as well as our accounting and general business practices. The U.S. Government may reduce the reimbursement for our fees and contract-related costs as a result of an audit.

  OUR BUSINESS IS SUBJECT TO VARIOUS RESTRICTIVE LAWS AND REGULATIONS BECAUSE WE ARE A CONTRACTOR AND SUBCONTRACTOR TO THE U.S. GOVERNMENT AND BECAUSE WE PROVIDE MILITARY PRODUCTS TO FOREIGN GOVERNMENTS.

     As a contractor and subcontractor to the U.S. Government, we are subject to various laws and regulations that are more restrictive than those applicable to non-government contractors. We are required to obtain and maintain material governmental authorizations and approvals to run our business as it is currently conducted.

     For example, we need a license to operate an FAA repair station. In addition, because we provide defense equipment and related services to foreign governments, we must obtain licenses from the U.S. State Department for our foreign exports. Our failure or inability to obtain these licenses could have a material adverse effect on our business. New or more stringent laws or government regulations concerning government contracts and defense exports, if adopted and enacted, could have a material adverse effect on our business. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention from regular operations. Also, an adverse finding in any such audit, inquiry or investigation could involve debarment, fines, injunctions or other sanctions.

  IF WE FAIL TO WIN COMPETITIVELY AWARDED CONTRACTS IN THE FUTURE, WE MAY EXPERIENCE A REDUCTION IN OUR SALES, WHICH COULD NEGATIVELY AFFECT OUR PROFITABILITY.

     We obtain many of our U.S. Government contracts through a competitive bidding process. We cannot assure you that we will continue to win competitively awarded contracts or that awarded contracts will generate sales sufficient to result in our profitability. We are also subject to risks associated with the following:

     - the frequent need to bid on programs in advance of the completion of their design (which may result in unforeseen technological difficulties and cost overruns);

     - the substantial time and effort, including the relatively unproductive design and development required to prepare bids and proposals, spent for competitively awarded contracts that may not be awarded to us;

     - design complexity and rapid technological obsolescence; and

     - the constant need for design improvement.

     Our government contracts may be subject to protest or challenge by unsuccessful bidders or to termination, reduction or modification in the event of changes in government requirements, reductions in federal spending or other factors. In addition, failure to obtain a renewal or follow-on contract with respect to any significant contract or a number of lesser contracts with the U.S. Government or foreign governments would result in a loss of revenues. If revenues from the award of new contracts fail to offset this loss, it could have a material adverse effect on our results of operations and financial position.

  A LARGE MAJORITY OF OUR CONTRACTS ARE FIXED-PRICE, AND WE MAY FACE INCREASED RISKS OF COST OVERRUNS OR LOSSES ON OUR CONTRACTS.

     The majority of our government contracts and subcontracts are firm, fixed-price contracts providing for a predetermined fixed price for the products we make regardless of the costs we incur. At times, we must therefore make pricing commitments to our customers based on our expectation that we will achieve more cost-effective product designs and automate more of our manufacturing operations. The manufacture of our products requires a complex integration of demanding processes involving unique technical skill sets. In addition, the expense of producing products can rise due to increased costs of materials, components, labor, capital equipment or other factors. As a result, we face risks of cost overruns or order cancellations if we fail to achieve forecasted product design and manufacturing efficiencies or if products cost more to produce than expected.

  WE MAY BE REQUIRED TO REDUCE OUR PROFIT MARGINS ON CONTRACTS ON WHICH WE USE THE PERCENTAGE-OF-COMPLETION ACCOUNTING METHOD.

     We record sales and profits on many of our contracts using percentage-of-completion methods of accounting. As a result, revisions made to our estimates of sales and profits are recorded in the period in which the conditions that require such revisions become known and can be estimated. Although we believe that our profit margins are fairly stated and that adequate provisions for losses for our fixed price contracts are recorded in our financial statements, as required under U.S. generally accepted accounting principles, we cannot assure you that our contract profit margins will not decrease or our loss provisions will not increase materially in the future.

  OUR PRODUCTS AND SYSTEMS MAY BE RENDERED OBSOLETE BY OUR INABILITY TO ADAPT TO TECHNOLOGICAL CHANGE.

     The rapid change of technology continually affects our product applications and may directly impact the performance of our products. For our electronic warfare products, we are required to improve reliability and maintainability, extend frequency ranges and provide advanced jamming techniques. We can give you no assurances that we will successfully maintain or improve the effectiveness of our existing products, nor can we assure you that we will successfully identify new opportunities and continue to have the needed financial resources to develop new products in a timely or cost-effective manner. In addition, products manufactured by others may render our products and systems obsolete or non-competitive. If any of these events occur, our results of operations would be adversely affected.

  THE UNSUCCESSFUL INTEGRATION OF A BUSINESS OR BUSINESS SEGMENT WE ACQUIRE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     One of our key operating strategies is to pursue selective acquisitions. We review and actively pursue possible acquisitions on a continuous basis. Except as previously disclosed in our public filings, we do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material assets. Our acquisition strategy may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations. Moreover, any acquisition could involve other risks, including:

     - diversion of management's attention from existing operations;

     - potential loss of key employees or customers of acquired companies; and

     - exposure to unforeseen liabilities of acquired companies.

  WE ARE DEPENDENT IN PART UPON OUR RELATIONSHIPS AND ALLIANCES WITH INDUSTRY PARTICIPANTS IN ORDER TO GENERATE REVENUE.

     We rely on the strength of our relationships with other contractors to form strategic alliances. Some of our partners assist us in the development of some of our products through teaming arrangements. Under these teaming arrangements, our partners usually have borne a portion of the expenses associated with our research and development of new and existing products that are the subject of such agreements. We cannot assure you that our partners will continue to bear these expenses in the future. If any of our existing relationships with our partners were impaired or terminated, we could experience significant delays in the development of our new products ourselves, and we would incur additional development costs. We would need to fund these costs internally or identify new partners.

     Some of our partners are also potential competitors, which may impair the viability of new strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our partners' perception of us. Our ability to win new and/or follow-on contracts may be dependent upon our relationships within the military industry.

  WE HAVE DEVELOPED OUTSOURCING ARRANGEMENTS FOR THE MANUFACTURE OF MANY OF THE COMPONENTS AND SUB-ASSEMBLIES OF OUR PRODUCTS. IF THIRD PARTIES FAIL TO DELIVER QUALITY PRODUCTS AND COMPONENTS AT REASONABLE PRICES ON A TIMELY BASIS, WE MAY ALIENATE SOME OF OUR CUSTOMERS AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY DECLINE.

     We use contract manufacturers as an alternative to our own manufacture of the components and sub-assemblies of our products. If these contract manufacturers are not willing to contract with us on competitive terms or devote adequate resources to fulfill their obligations to us, or we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risks that

     - the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control and quality and delivery schedules and the consequent risk that we will experience supply interruptions and be subject to escalating costs; and

     - our competitiveness may be harmed by the failure of our contract manufacturers to develop, implement or maintain manufacturing methods appropriate for our products and customers.

  WE MAY BE REQUIRED TO DEFEND LAWSUITS OR PAY DAMAGES IN CONNECTION WITH THE ALLEGED OR ACTUAL HARM CAUSED BY OUR PRODUCTS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of some of our products is alleged to have resulted in unintended harm to others or to property. Although we maintain general liability and product liability insurance, we may incur significant liability if product liability lawsuits against us are successful. We cannot assure you that such coverage will be adequate to cover all claims that may arise or that it will continue to be available to us on acceptable terms.

  WE MAY INCUR SUBSTANTIAL ENVIRONMENTAL LIABILITY ARISING FROM OUR ACTIVITIES INVOLVING THE USE OF HAZARDOUS MATERIALS.

     Our business is subject to federal, state, local and foreign laws, regulations and ordinances governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. From time to time, our operations have resulted or may result in noncompliance with environmental laws or liability for the costs of investigating and cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous materials. In addition, we have been identified as a potentially responsible party pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or corresponding state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous materials at some sites where we, along with others, sent waste in the past. We are a party to consent decrees as a result of our potential responsibility for contamination caused by the disposal of hazardous materials. We cannot assure you that such matters, or any similar liabilities that arise in the future, will not exceed our resources, nor can we completely eliminate the risk of accidental contamination or injury from these materials.

  POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Foreign sales represented about 18% of our total sales in 2003, and we intend to increase the amount of foreign sales we make in the future. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. If we fail to increase our foreign sales it could have a material adverse effect on our results of operations.

  CONCENTRATION OF VOTING POWER AND CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS COULD MAKE A MERGER, TENDER OFFER OR PROXY CONTEST DIFFICULT AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

     At December 31, 2003, the EDO Employee Stock Ownership Trust, or ESOT, owned 4,099,033 common shares (or about 21% of the outstanding common shares). The trustee of the plan has obligations under the trust agreement and its fiduciary duties when voting allocated shares under the plan. The procedure the trustee generally follows is to receive direction from each of the plan participants with respect to his or her allocated shares, and then to vote all shares in accordance with the direction received. The market may perceive that the concentration of voting power in the hands of a single employee stock ownership plan creates a potential barrier against another party acquiring us. This perception could result in lower market prices for our common shares.

     In addition, our Certificate of Incorporation and By-Laws provide for a classified board of directors and restrict the ability of shareholders to call special meetings. These provisions could delay or impede the removal of incumbent directors and could make it more difficult to effect a merger, tender offer or proxy contest, even if such events might be favorable to our shareholders. Moreover, certain agreements to which we are a party, including loan and executive officer agreements, contain provisions that impose increased costs in the event of a change of control. Our Board of Directors and management are recommending that our shareholders agree to amend our certificate of incorporation to eliminate the classified board. If the holders of 80% of EDO's outstanding common shares vote in favor of this amendment at our annual meeting of shareholders to be held on April 27, 2004, then the risk of delay or impediment to a merger, tender offer or proxy contest will be significantly lessened.

  IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE VALUE OF OUR COMMERCIAL PRODUCTS COULD BE DIMINISHED.

     The value of our commercial products is increased, in part, by obtaining, maintaining and enforcing our patents and other proprietary rights. While we take precautionary steps to protect our technological advantages and intellectual property and rely in part on patent, trademark, trade secret and copyright laws, we cannot assure you that the precautionary steps we have taken will completely protect our intellectual property rights. In the event a competitor successfully challenges our patents or licenses, we could incur substantial litigation costs that could have a material adverse effect on our operating results and financial condition.

  THE U.S. GOVERNMENT'S RIGHT TO USE TECHNOLOGY DEVELOPED BY US LIMITS OUR INTELLECTUAL PROPERTY RIGHTS.

     We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. Government from using certain technologies developed or acquired by us or to prohibit third party companies, including our competitors, from using those technologies in providing products and services to the U.S. Government. The U.S. Government has the right to royalty-free use of technologies that we have developed under U.S. Government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we cannot assure you we could successfully do so.

  A FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL COULD REDUCE OUR REVENUES AND OUR OPERATIONAL EFFECTIVENESS.

     There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the military industry is intense, and there is a limited number of persons with knowledge of, and experience in, this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

  INCREASED SCRUTINY OF FINANCIAL DISCLOSURE COULD ADVERSELY AFFECT INVESTOR CONFIDENCE, AND ANY RESTATEMENT OF EARNINGS COULD INCREASE LITIGATION RISKS AND LIMIT OUR ABILITY TO ACCESS THE CAPITAL MARKETS.

     Congress, the SEC, other regulatory authorities and the media are intensely scrutinizing a number of financial reporting issues and practices. Although all businesses face uncertainty with respect to how the U.S. financial disclosure regime may be affected by this process, particular attention has been focused recently on companies' interpretations of generally accepted accounting principles.

     If we are required to restate our financial statements as a result of a determination that we had incorrectly applied generally accepted accounting principles, that restatement could adversely affect our ability to access the capital markets or the trading price of our securities. The recent scrutiny regarding financial reporting may also result in an increase in litigation involving companies with publicly traded securities, such as us. There can be no assurance that any such litigation against us would not materially adversely affect our business or the trading price of our securities.

  IF WE ARE UNABLE TO COMPLY WITH THE RESTRICTIONS AND COVENANTS IN OUR DEBT AGREEMENTS, THERE WOULD BE A DEFAULT UNDER THE TERMS OF THOSE AGREEMENTS, AND THIS COULD RESULT IN AN ACCELERATION OF PAYMENT OF FUNDS THAT HAVE BEEN BORROWED.

     If we are unable to comply with the restrictions and covenants in our debt agreements, there would be a default under the terms of these agreements. Some of the debt agreements also require us to maintain specified financial ratios and satisfy financial tests. Our ability to meet these financial ratios and tests may be affected by events beyond our control, including, without limitation, sales levels, contract terminations and potential acquisitions. As a result, there can be no assurance that we will be able to meet these tests. In the event of a default under these agreements, the lenders could terminate their commitments to lend or accelerate the loans and declare all amounts borrowed due and payable.

     Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events occur, there can be no assurance that we would be able to make necessary payments to the lenders or that we would be able to find alternative financing. Even if we are able to obtain alternative financing, it may not be on terms that are acceptable to us.

  RESTRICTIONS AND COVENANTS IN OUR DEBT AGREEMENTS LIMIT OUR ABILITY TO CONDUCT OUR BUSINESS AND COULD PREVENT US FROM OBTAINING NEEDED FUNDS IN THE FUTURE.

     Our debt and financing arrangements contain a number of significant limitations that restrict our ability to, among other things:

     - borrow additional money or issue guarantees;

     - pay dividends or other distributions to shareholders;

     - make investments;

     - create liens on assets;

     - sell assets;

     - enter into transactions with affiliates; and

     - engage in mergers or consolidations.

     These restrictions may limit our ability to obtain future financing, fund needed capital expenditures or withstand a future downturn in business or the economy.

ITEM 2.  PROPERTIES

     All of our operating facilities are leased except a Charleston, SC facility obtained in the Darlington acquisition. In 2003, we sold our facility in Deer Park, NY. As part of the sale agreement, we are leasing the facility for a period not to exceed two years. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. However, in light of recent acquisitions, we are reviewing the status of all of our facilities. We believe that, with respect to leases which expire during 2004 and 2005, we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 17 on page 62 of this Report.

     Set forth below is a listing of our principal plants and other materially important physical properties.

                                                                                    APPROXIMATE
                                                                                     FLOOR AREA
BUSINESS UNIT                             SEGMENT                  LOCATION         (IN SQ. FT.)
-------------                             -------                  --------         ------------
EDO Antenna Products and
  Technology and EDO Defense
  Programs and Technologies.....  Communications and Space
                                  Products and Defense       Deer Park, NY            726,000
EDO Reconnaissance and
  Surveillance Systems..........  Defense                    Morgan Hill, CA          160,000
EDO Electro-Ceramic Products....  Engineered Materials       Salt Lake City, UT       117,000
EDO Fiber Science...............  Engineered Materials       Salt Lake City, UT       105,000
EDO Marine & Aircraft Systems...  Defense                    North Amityville, NY      92,000
EDO Communications and
  Countermeasures Systems.......  Communications and Space
                                  Products                   Simi Valley &
                                                             Westlake Village, CA      83,000
EDO Professional Services.......  Defense                    Alexandria, VA           118,000
EDO (UK) Ltd....................  Defense                    Brighton, UK              43,000
EDO Combat Systems..............  Defense                    Chesapeake, VA            37,000
EDO Technical Services
  Operations....................  Defense                    Lancaster, CA             33,000
EDO Specialty Plastics..........  Engineered Materials       Baton Rouge, LA           29,000
EDO Darlington..................  Defense                    Alexandria, VA &
                                                             Charleston, SC            43,000
EDO Artisan.....................  Defense                    Parsippany, NJ            25,000
EDO MTech.......................  Defense                    Huntingdon, PA            14,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business, including various environmental actions described in Note 18 on page 62 of this Report. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, cash flow or overall results of operations. The following is a description of certain proceedings:

     U.S. v. EDO Corporation et al.; EDO Corporation et al. v. Elinco Associates L.P. et al. (United States District Court, District of Connecticut). The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site in Norwalk, CT. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and the Company is unable to determine whether the EPA will address the third operable unit or, if it does, whether it will conclude that specific remedial response action will be required for it, and in such event, what the costs, if any, or the Company's degree of responsibility will be. As of December 31, 2003, the Company estimates that its discounted liability over the remainder of the twenty-two years related to the two operable units is approximately $2.0 million. See also Note 18 on page 62 of this Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" on page 32 and "Dividends" on page 32, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 36 and 37 and Note 9 on pages 50 and 51 of this Report. The information regarding equity compensation plans can be found in Notes 1(l) on page 45 and 14 on pages 54 and 55 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                        EDO CORPORATION AND SUBSIDIARIES
                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORTS)

                                                           2003       2002       2001       2000      1999
                                                         --------   --------   --------   --------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Net sales..............................................  $460,667   $328,876   $259,961   $206,822   $97,936
  Costs and expenses:
  Cost of sales........................................   338,259    240,850    189,733    151,512    72,337
  Selling, general and administrative..................    71,855     47,584     34,013     29,205    13,602
  Research and development.............................     8,594      8,492      8,750      5,371     2,748
  Other expenses (income)(a)...........................     1,871      2,565        389     11,495        --
  Impairment loss on Deer Park facility................     9,160         --         --         --        --
                                                         --------   --------   --------   --------   -------
                                                          429,739    299,491    232,885    197,583    88,687
                                                         --------   --------   --------   --------   -------
Operating earnings.....................................    30,928     29,385     27,076      9,239     9,249
Net interest expense...................................    (8,152)    (4,956)    (2,216)    (2,438)     (785)
Other non-operating income (expense), net..............       279        (95)      (971)      (216)      230
                                                         --------   --------   --------   --------   -------
                                                           (7,873)    (5,051)    (3,187)    (2,654)     (555)
                                                         --------   --------   --------   --------   -------
Earnings before income taxes and cumulative effect of a
  change in accounting principle.......................    23,055     24,334     23,889      6,585     8,694
Income tax expense.....................................    (9,644)   (10,342)    (9,210)    (5,264)   (2,610)
                                                         --------   --------   --------   --------   -------
Earnings before cumulative effect of a change in
  accounting principle from:
  Continuing operations................................    13,411     13,992     14,679      1,321     6,084
  Discontinued operations..............................     1,398         --        273         --    (4,064)
                                                         --------   --------   --------   --------   -------
Earnings before cumulative effect of a change in
  accounting principle.................................    14,809     13,992     14,952      1,321     2,020
Cumulative effect of a change in accounting principle,
  net of tax of $790(b)................................        --     (3,363)        --         --        --
Dividends on preferred shares(c).......................        --         --       (194)      (881)   (1,000)
                                                         --------   --------   --------   --------   -------
Net earnings available for common shares...............  $ 14,809   $ 10,629   $ 14,758   $    440   $ 1,020
                                                         ========   ========   ========   ========   =======
PER COMMON SHARE DATA:
Basic net earnings (loss):
  Continuing operations................................  $   0.78   $   0.82   $   1.14   $   0.05   $  0.76
  Discontinued operations..............................      0.08         --       0.02         --     (0.61)
                                                         --------   --------   --------   --------   -------
Basic net earnings before cumulative effect of a change
  in accounting principle..............................      0.86       0.82       1.16       0.05      0.15
Cumulative effect of a change in accounting
  principle............................................        --      (0.20)        --         --        --
                                                         --------   --------   --------   --------   -------
Basic net earnings.....................................  $   0.86   $   0.62   $   1.16   $   0.05   $  0.15
                                                         --------   --------   --------   --------   -------
Diluted net earnings (loss):
  Continuing operations................................  $   0.76   $   0.81   $   1.09   $   0.05   $  0.65
  Discontinued operations..............................      0.08         --       0.02         --     (0.50)
                                                         --------   --------   --------   --------   -------
Diluted net earnings before cumulative effect of a
  change in accounting principle.......................      0.84       0.81       1.11       0.05      0.15
Cumulative effect of a change in accounting
  principle............................................        --      (0.20)        --         --        --
                                                         --------   --------   --------   --------   -------
Diluted net earnings...................................  $   0.84   $   0.61   $   1.11   $   0.05   $  0.15
                                                         ========   ========   ========   ========   =======
Cash dividends per common share........................  $   0.12   $   0.12   $   0.12   $   0.12   $  0.12
Weighted-average common shares outstanding:
  Basic................................................    17,308     17,080     12,776      9,601     6,701
  Diluted..............................................    17,561     17,379     14,254     10,662     8,032

                                                           2003       2002       2001       2000      1999
                                                         --------   --------   --------   --------   -------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA:
Depreciation and amortization..........................  $ 17,065   $ 11,321   $ 11,396   $  9,441   $ 3,390
Capital expenditures...................................     8,865      7,093     14,298      3,861     4,032
Backlog................................................   462,327    375,029    294,812    252,888   133,880
                                                         --------   --------   --------   --------   -------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and
  restricted cash......................................  $ 86,632   $159,860   $ 58,031   $ 16,621   $29,642
Working capital........................................   172,278    204,382    105,177     37,552    35,110
Total assets...........................................   494,696    481,574    285,630    214,254   124,491
Total debt(d)..........................................   137,800    137,800        463     49,444    36,483
Shareholders' equity...................................   190,332    168,273    174,498     65,818    40,241
                                                         --------   --------   --------   --------   -------

---------------

(a) Reflects $0.9 million in 2003 and $0.4 million in 2002 for the write-off of purchased in-process research and development ("IPR&D") and other merger-related costs, respectively, associated with our acquisition of the assets of Condor Systems, Inc., as well as a $0.9 million curtailment loss in 2003 and a $2.0 million curtailment loss in 2002 associated with our benefit plans; a $0.9 million post-retirement curtailment gain in 2001; $1.3 million and $11.5 million in the years 2001 and 2000, respectively, for the write-off of IPR&D (in 2000); and other EDO-AIL merger-related costs (in 2001 and 2000).

(b) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See Note 1(g) to the consolidated financial statements.

(c) ESOP Convertible Cumulative Preferred Shares, Series A. On March 8, 2001, all outstanding preferred shares were converted into common shares. No preferred dividends were paid after March 8, 2001.

(d) Includes note payable, Employee Stock Ownership Trust loan obligation and current portions of long-term debt.

ITEMS 7. AND 7A.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EDO Corporation (the "Company") is a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical on a wide range of military programs. We have three reporting segments: Defense, Communications and Space Products, and Engineered Materials, which represented 78%, 12% and 10%, respectively, of our net sales for the year ended December 31, 2003.

     Our Defense segment provides integrated front-line warfighting systems and components including electronic-warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, integrated combat systems, command, control, communications, computers, and intelligence (C4I) products and systems, undersea-warfare systems and professional and engineering services for military forces and friendly governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries.

ACQUISITIONS

     Acquisitions of businesses that we believe will enhance our position in the markets that we serve have been an important factor in our growth.

     On June 16, 2003, we acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology unit in England and Artisan Technologies, Inc., a subsidiary in the United States. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce our position as a global leader in aircraft armament release systems. Emblem is expected to broaden our customer base in Europe. The purchase price was L16.3 million ($27.3 million), excluding transaction costs of approximately $1.9 million. Emblem became part of our Defense segment.

     On March 10, 2003, we acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria, Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance our existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The purchase price was $25.6 million, excluding transaction costs of approximately $0.3 million. In addition, we acquired and immediately paid off debt of $4.9 million. Darlington became part of our Defense segment.

     On February 5, 2003, a wholly-owned subsidiary of the Company acquired for cash all of the stock of Advanced Engineering & Research Associates, Inc. ("AERA"), a privately-held company located in Alexandria, Virginia. AERA, which was merged with another EDO subsidiary in 2004 and is now known as EDO Professional Services Inc., provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of such services that we offer. The purchase price was $38.1 million, excluding transaction costs of $0.3 million. In addition, we acquired and immediately paid off debt of $3.8 million. AERA became part of our Defense segment.

     On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $62.5 million in cash, in addition to transaction costs of $5.0 million. The acquisition expanded our electronic warfare business in the areas of reconnaissance and surveillance systems. The assets became part of our Defense and Communications and Space Products segments.

     In October 2001, we acquired all of the stock of Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, for $13.6 million in cash, excluding transaction costs of approximately $0.1 million. The acquisition strengthened and expanded the range of professional and information technology services we offered to both existing and new customers in the Defense segment.

     These acquisitions were accounted for as purchases and, accordingly, their operating results are included in our consolidated financial statements since their respective acquisition dates.

SALE OF PROPERTY

     On June 24, 2003, the Board of Directors of the Company approved the decision to sell our 726,000 square foot facility in Deer Park, NY. This decision was based on a company-wide facility plan that evaluated potential uses for the property. We concluded that the Deer Park facility would not meet future requirements, and thus an outright sale was completed, freeing assets for more productive use, including acquisitions. A pre-tax impairment loss of $9.2 million was recorded in the second quarter of 2003, as the net book value of the assets exceeded the fair value less the costs to sell. The fair value was based on a $29.0 million sales price per the sales agreement entered into in July 2003. This impairment charge represents the entire loss we expect to incur.

     Of the $29.0 million sales price, $22.0 million is in cash and $7.0 million is in the form of a purchase money mortgage and note. We closed on the sale in October 2003 and received the cash less closing payments. The note receivable is due when we vacate the facility. As part of the agreement, we will lease the facility for a period not to exceed two years. The lease agreement does not have any renewal or buyout options.

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

     In those cases where we determine that the useful life of property, plant and equipment should be shortened, we depreciate the net book value in excess of salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to our business model, changes in our capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives. Long-lived assets, other than goodwill, are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance.

     Our estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to the our business model, or changes in our capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than the unit carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets.

  PENSION AND POST-RETIREMENT BENEFIT OBLIGATIONS

     We sponsor defined benefit pension and other retirement plans in various forms covering all eligible employees. Several statistical and other factors which attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate and expected return on plan assets within certain guidelines and in conjunction with our actuarial consultants. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate the expense and liability related to these plans. The actuarial assumptions used by us may differ significantly, either favorably or unfavorably, from actual results due to changing market, economic or regulatory conditions, higher or lower withdrawal rates or longer or shorter life spans of participants.

     In 2003, 2002 and 2001 we used the building block approach to the estimation of the long-term rate of return on assets. Under this approach, we reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with our actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, we selected an overall return rate within the resulting range.

     The expected long-term rate of return on plan assets to be used for 2004 expense is 8.25%. This rate of return was determined by application of a statistical forecast modeling algorithm which, using the pension investment mix and pension demographic data, simulates the long term performance of the plan over a series of 2000 trials of variable economic conditions, rounded to the nearest quarter-percent. The resulting rate is a 50 basis-point reduction in the forecast from that used in 2003. The discount rate also reflects a similar 50 basis-point reduction from that used in 2003. The discount rate is selected based on review of selected widely available index information for high quality corporate bonds such as Factiva, adjusted for term.

FINANCIAL HIGHLIGHTS

     Net sales for 2003 increased 40.1% to $460.7 million from $328.9 million for 2002. These results included sales of three acquisitions made in 2003. Also included in 2003 are a full year's sales from the acquisition of substantially all of the assets of the former Condor business compared to five months' worth in 2002. For 2003, net earnings were $14.8 million or $0.84 per diluted share. These results include a pre-tax impairment loss on the sale of the Deer Park facility of $9.2 million, pre-tax acquisition-related costs of $0.9 million associated with our acquisition of substantially all of the assets of Condor in July 2002, and a pre-tax curtailment loss of $0.9 million on the non-qualified pension plan. Also included in 2003 is $1.4 million net of tax earnings from discontinued operations. In 2002, we recorded a $3.4 million net of tax charge ($0.20 per diluted share) to account for the cumulative effect of a change in accounting principle upon our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." This charge occurred in the Engineered Materials segment and was comprised of $2.3 million and $1.9 million of impaired goodwill and trademark, respectively, offset by a tax benefit of $0.8 million. Including the cumulative effect, net earnings available for common shares were $10.6 million or $0.61 per diluted share. Also, in 2002, there was a pre-tax defined benefit pension plan curtailment charge of $2.0 million and pre-tax acquisition related costs of $0.6 million associated with Condor.

RESULTS OF OPERATIONS

  COMPARISON OF 2003 TO 2002

     Net sales by segment were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                             DECEMBER 31,           INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2003         2002       PRIOR PERIOD
-------                                                 ---------    ---------    ------------
                                                        (DOLLARS IN MILLIONS)
Defense...............................................   $360.0       $243.5             47.8%
Communications and Space Products.....................     55.5         47.3             17.3%
Engineered Materials..................................     45.2         38.1             18.4%
                                                         ------       ------
Total.................................................   $460.7       $328.9             40.1%
                                                         ======       ======

     Net sales for the year ended December 31, 2003 increased 40.1% to $460.7 million from $328.9 million for the year ended December 31, 2002. This increase comprised sales growth of $116.5 million for the Defense segment, $8.2 million for the Communications and Space Products segment and $7.1 million for the Engineered Materials segment.

     In the Defense segment, $91.3 million of the net increase was attributable to sales of Emblem Group Ltd. ("Emblem"), Darlington, Inc. ("Darlington"), and Advanced Engineering & Research Associates, Inc. ("AERA") since their acquisition dates of June 16, March 10, and February 5, 2003, respectively. In addition, $48.4 million of the increase is attributable to a full year's worth of sales of reconnaissance and surveillance systems associated with the acquisition of substantially all of the assets of Condor Systems, Inc. ("Condor"), compared to only five months in 2002. In addition, there were increases in sales of aircraft weapons suspension and release systems due in part to the F/A-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple Carriage Smart Bomb Rack program, and development efforts on the Joint Strike Fighter weapons suspension and release units programs. Sales of undersea sonar systems and aircraft radar signal simulator units also increased in 2003 compared to 2002. These increases were offset by decreases in sales of electronic warfare equipment as well as integrated combat systems. The decrease in sales of electronic warfare equipment was due to the completion of the Universal Exciter Upgrade ("UEU") production program in the third quarter of 2003. The decrease in integrated combat systems was due primarily to delays in receipt of orders from foreign customers.

     In the Communications and Space Products segment, most of the net increase in sales was attributable to a full year's worth of sales of electronic protection systems from the aforementioned acquisition of Condor compared to only five months in 2002. Additionally, sales increases in our antenna product line were more than offset by decreases in sales of our space sensor communication products.

     In the Engineered Materials segment, there were increases in sales of electro-ceramic products, attributable to transducers and sonar arrays. There were also increases in sales of integrated composite structures including work associated with the Sikorsky Comanche program as well as production and installation of our composite pipe on offshore oil rig projects resulting from increased activity in the Gulf of Mexico.

     Operating earnings for the year ended December 31, 2003 were $30.9 million or 6.7% of net sales. This compares to operating earnings for the year ended December 31, 2002 of $29.4 million or 8.9% of net sales. The 2003 results were negatively impacted by a $9.2 million loss on the sale of our facility in Deer Park, a $0.9 million curtailment loss associated with our non-qualified pension plan, and $0.9 million of costs associated with the acquisition of the former Condor business. In 2002, operating earnings included a

$2.0 million curtailment loss associated with our defined benefit pension plan and $0.6 million of costs associated with the acquisition of substantially all of the assets of the former Condor business. In addition, 2003 operating earnings include $4.9 million of intangible asset amortization expense associated with the Condor, AERA, Darlington and Emblem acquisitions. This compares to total amortization expense of approximately $1.0 million for 2002. Also included in operating earnings for the year ended December 31, 2003 is pension expense of $3.9 million and ESOP compensation expense of $3.3 million. Included in operating earnings for the year ended December 31, 2002 is pension expense of $4.0 million and ESOP compensation expense of $4.0 million. The lower ESOP compensation expense for 2003 is attributable to our lower average stock price in 2003 compared to 2002. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

     The Defense segment's operating earnings for the year ended December 31, 2003 were $35.1 million or 9.7% of this segment's net sales compared to $28.7 million or 11.8% of this segment's net sales for the year ended December 31, 2002. In 2003, operating earnings were positively affected by higher-margin sales of reconnaissance and surveillance systems from the acquisition of substantially all of the assets of Condor, efficiencies achieved on higher production volume associated with our radar signal simulator, and higher margin sales of aircraft weapons suspension and release systems. The completion of production activities on certain long-term programs, including the UEU, also resulted in earnings at relatively high margins. In addition, there were high margins recognized on various B-1B spares and repairs contracts. These increases were offset in part by a shift in the margins of mine countermeasure systems from higher-margin production on the MK105 program last year to lower-margin, non-recurring development efforts this year associated with OASIS, as well as by the aforementioned lower sales of combat systems. Operating earnings for 2003 were also negatively impacted by amortization expense pertaining to intangible assets associated with acquisitions.

     The Communications and Space Products segment's operating earnings for the year ended December 31, 2003 were $3.6 million or 6.5% of this segment's net sales compared to an operating loss of $0.4 million or 0.9% of this segment's net sales in 2002. In 2003, operating earnings in this segment were negatively impacted by a $1.1 million pre-tax charge to write down satellite-related inventory to net realizable value. This reduction was caused by competitive price pressure from our major customer as well as some obsolescence. This charge was more than offset by the receipt of an award fee on a classified program as well as the contribution from the higher sales of communications systems from the acquisition of substantially all of the assets of Condor. Included in the 2002 operating loss was a $1.5 million charge to provide for manufacturing inefficiencies resulting from our primary customer's decrease in its forecasted purchases of our satellite down converters.

     The Engineered Materials segment's operating earnings for the year ended December 31, 2003 were $2.4 million or 5.3% of this segment's net sales compared to operating earnings of $3.2 million or 8.3% of this segment's net sales in 2002. During the year ended December 31, 2003, we incurred a pre-tax charge of $0.7 million to write down inventory and receivables related to the microwave product line that services the telecommunications industry. As sales from such product line were not materializing to expected levels set forth in the business plan for this line, we conducted an analysis of market potential. Such analysis was completed in the second quarter of 2003 and indicated that approximately $0.1 million of unbilled receivables were unrecoverable and that the net realizable value of the related inventory was $0.6 million lower than its book value. In addition, the decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from composite structural products resulting from a shift in sales to lower-margin, non-recurring engineering efforts associated with the Sikorsky Comanche program.

     Selling, general and administrative expenses for the year ended December 31, 2003 increased to $71.9 million or 15.6% of net sales from $47.6 million or 14.5% of net sales for the year ended December 31, 2002. This increase was primarily attributable to three acquisitions made in 2003.

     Research and development expense for the year ended December 31, 2003 increased slightly to $8.6 million or 1.9% of net sales from $8.5 million or 2.6% of net sales for the year ended December 31, 2002. As a percent of sales, the decrease is attributable to the absence of such expenditures in the services businesses.

     Interest expense, net of interest income, for the year ended December 31, 2003 increased 64.5% to $8.2 million from $5.0 million for the year ended December 31, 2002, due primarily to interest expense associated with our $137.8 million principal amount Notes issued in April 2002, increased amortization expense of deferred debt issuance costs associated with the offering of the Notes and increased amortization of deferred financing costs associated with our credit facility amended in November 2002.

     Income tax expense reflects an effective rate of 41.8% for the year ended December 31, 2003 compared to 42.5% for the year ended December 31, 2002. The decrease in the effective tax rate was principally attributable to the decreased amount of non-deductible, non-cash ESOP compensation expense in 2003.

     For the year ended December 31, 2003, earnings available for common shares were $14.8 million or $0.84 per diluted common share on 17.6 million diluted shares compared to earnings before cumulative effect of change in accounting principle of $14.0 million or $0.81 per diluted common share on 17.4 million diluted shares for the year ended December 31, 2002. The cumulative effect of a change in accounting principle for the year ended December 31, 2002 was recorded as of January 1, 2002 and is shown net of a tax benefit of $0.8 million on the consolidated statement of earnings. This charge pertained to the impairment of goodwill and a trademark resulting from impairment tests performed in 2002, as required by SFAS No. 142. The impairment occurred in the Engineered Materials segment and is comprised of the following: $2.2 million and $1.9 million of goodwill and a trademark, respectively, related to our acquisition of Specialty Plastics and $0.1 million of goodwill related to our acquisition of Zenix.

  COMPARISON OF 2002 TO 2001

     Net sales by segment were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                             DECEMBER 31,           INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2002         2001       PRIOR PERIOD
-------                                                 ---------    ---------    ------------
                                                        (DOLLARS IN MILLIONS)
Defense...............................................   $243.5       $183.5         32.7%
Communications and Space Products.....................     47.3         40.0         18.3%
Engineered Materials..................................     38.1         36.5          4.5%
Total.................................................   $328.9       $260.0         26.5%

     Net sales for the year ended December 31, 2002 increased 26.5% to $328.9 million from $260.0 million of net sales from continuing operations for the year ended December 31, 2001. This increase comprised sales growth of $60.0 million for the Defense segment, $7.3 million for the Communications and Space Products segment and $1.6 million for the Engineered Materials segment.

     In the Defense segment, $28.7 million or 47.8% of the net increase was attributable to five months of sales of Condor since its acquisition on July 26, 2002. Additionally in the Defense segment, there were increases in sales of technology services attributable to twelve months of Dynamic Systems' net sales in 2002 as compared to approximately three months in 2001 due to its acquisition in October 2001, electronic warfare equipment attributable in part to the Universal Exciter Upgrade program, aircraft weapons suspension and release systems due in part to efforts on the production phase of the AMRAAM Vertical Eject Launcher program for the F/A-22, efforts on the production lots of the BRU-57 Multiple-Carriage Smart Bomb Rack platform with the U.S. Air Force, efforts on the Joint Strike Fighter's suspension and release subsystem and weapons release units programs and development efforts associated with the Small Diameter Bomb program. There was also an increase in our sales of undersea sonar systems. These increases in the Defense segment were partially offset most notably by the decreases in sales of mine countermeasures systems as well as integrated combat systems, the latter of which was due primarily to the delay in orders anticipated to be awarded to us in 2002 from international customers.

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

     Income tax expense reflects an effective rate of 42.5% for the year ended December 31, 2002 compared to 38.6% for the year ended December 31, 2001. The increase in the effective tax rate was principally attributable to the increased amount of nondeductible, non-cash ESOP compensation expense and increase in state taxes in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

  BALANCE SHEET

     Our cash, cash equivalents and marketable securities decreased 34.6% to $86.6 million at December 31, 2003 from $132.5 million at December 31, 2002. This decrease was due primarily to the cash outlays related to the three acquisitions made in 2003. Also, $8.9 million was used for the purchase of capital equipment and $2.4 million for the payment of common share dividends. Partially offsetting these decreases were the net proceeds of $21.3 million received from the sale of the Deer Park facility and the release of $27.3 million of restricted cash. Cash provided by operations was $17.6 million.

     Restricted cash of $27.3 million at December 31, 2002 represented collateral backing 105% of outstanding letters of credit assumed in connection with the acquisition of substantially all of the assets of Condor. As the letters of credit expired or were cancelled, the collateral was released. At December 31, 2003 there was no restricted cash.

     Accounts receivable increased 33.5% to $134.3 million at December 31, 2003 from $100.6 million at December 31, 2002 due primarily to the acquisitions of AERA, Darlington and Emblem. Excluding the effects of these acquisitions and adjustments finalizing the purchase price allocation of Condor, accounts receivable increased $3.2 million from December 31, 2002.

     Inventories increased 7.2% to $34.7 million at December 31, 2003 from $32.4 million at December 31, 2002 due primarily to the Emblem acquisition. Excluding the effect of the acquisition, inventories decreased by $1.4 million. In 2003, satellite-related inventory was written down by $1.1 million to net realizable value due to competitive price pressures from a major customer as well as some obsolescence. Also in 2003, inventory in the microwave product line in the Engineered Materials segment was written down by $0.6 million to net realizable value as sales in this product line were not materializing to expected levels.

     The note receivable of $6.5 million at December 31, 2003 represents the note receivable from the sale of our facility in Deer Park in 2003. Included in other current assets is $1.6 million in notes related to the sale of our former College Point facility in January 1996. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility. A note receivable related to the sale of property in Deer Park in June 2000, which had a balance of $1.1 million at December 31, 2002, was collected in 2003.

     Contract advances decreased 59.6% to $8.2 million at December 31, 2003 from $20.3 million at December 31, 2002 due to the use of previously received advances for costs incurred on foreign contracts.

     In 2003, capital expenditures of $8.9 million increased 25% compared to 2002. Increases were in accordance with planned expenditures and partially attributable to leasehold improvements at the Company's headquarters as well as purchases of machinery and equipment.

  FINANCING ACTIVITIES

  Credit Facility

     At December 31, 2003 we have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

     The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2003, LIBOR was approximately 1.15% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2003 or 2002. Letters of credit outstanding at December 31, 2003 pertaining to the credit facility were $52.3 million, resulting in $72.7 million available at year end for standby letters of credit, if needed.

     In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of December 31, 2003, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

  5.25% Convertible Subordinated Notes due 2007

     In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued expenses on our consolidated balance sheet, at December 31, 2003 and 2002 was $1.5 million.

     The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2003, there had been no conversions.

  Shelf Registration

     On December 23, 2003, we filed a shelf registration statement to potentially offer for sale common shares, preferred shares, debt securities and warrants. We may sell any combination of the foregoing securities in one or more offerings up to an aggregate initial offering price of $500,000,000.

     We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and funding of our pension and post-retirement benefit obligations. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

  COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2003, we have included the following table. We are obligated under building and equipment leases expiring between 2004 and 2012. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                    PAYMENTS DUE IN:
                                --------------------------------------------------------
                                                                                2009 AND
                                TOTAL    2004    2005    2006    2007    2008    BEYOND
                                ------   -----   -----   ----   ------   ----   --------
                                                     (IN MILLIONS)
5.25% Convertible Subordinated
  Notes due 2007..............  $137.8   $  --   $  --   $ --   $137.8   $ --    $  --
Operating leases..............    72.1    13.6    11.0    7.8      6.8    6.3     26.6
Letters of credit.............    53.7    26.0    27.4     --       --    0.3       --
Advance payment and
  performance bonds...........     1.9     0.2      --     --       --     --      1.7
                                ------   -----   -----   ----   ------   ----    -----
Total.........................  $265.5   $39.8   $38.4   $7.8   $144.6   $6.6    $28.3
                                ======   =====   =====   ====   ======   ====    =====

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

  CONCENTRATION OF SALES

     We conduct a significant amount of our business with the United States Government. Domestic U.S. Government sales, including sales to prime contractors of the U.S. Government, accounted for approximately 76%, 75% and 69% of our total net sales for 2003, 2002 and 2001, respectively. In addition, sales from the Universal Exciter Upgrade program accounted for approximately 2%, 14% and 15% of our total net sales in 2003, 2002 and 2001, respectively. Although there are currently no indications of a significant change in the status of government funding of certain programs, should this occur, our results of operations, financial position and liquidity could be materially affected. Such a change could have a significant impact on our profitability and our stock price. This could also affect our ability to acquire funds from our credit facility due to covenant restrictions or from other sources. As of December 31, 2003, one customer, a prime contractor, in addition to the U.S. Government accounted for more than 10% of our consolidated accounts receivable.

  BACKLOG

     The funded backlog of unfilled orders at December 31, 2003 increased to $462.3 million from $375.0 million at December 31, 2002. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

COMMON SHARE PRICES

     EDO common shares are traded on the New York Stock Exchange. As of February 25, 2004, there were 1,904 shareholders of record (brokers and nominees counted as one each). The price range in 2003 and 2002 was as follows:

                                                       2003                2002
                                                 -----------------   -----------------
                                                  HIGH       LOW      HIGH       LOW
                                                 -------   -------   -------   -------
1st Quarter....................................  21.6000   14.7500   31.1500   21.9900
2nd Quarter....................................  20.3100   14.9700   32.9000   25.9000
3rd Quarter....................................  23.5900   17.0900   28.4900   17.5000
4th Quarter....................................  25.9500   19.7000   22.6500   15.5000

DIVIDENDS

     During 2003 and 2002, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. The Company's credit facility places certain limits on the payment of cash dividends.

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

     U.S. and international military program sales, follow on procurement, contract continuance, and future program awards, upgrades and spares support are subject to: U.S. and international military budget constraints and determinations; U.S. congressional and international legislative body discretion; U.S. and international government administration policies and priorities; changing world military threats, strategies and missions; competition from foreign manufacturers of platforms and equipment; NATO country determinations regarding participation in common programs; changes in U.S. and international government procurement timing, strategies and practices, the general state of world military readiness and deployment; and the ability to obtain export licenses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS:
  NET SALES.................................................  $460,667   $328,876   $259,961
                                                              --------   --------   --------
  COSTS AND EXPENSES
    Cost of sales...........................................   338,259    240,850    189,733
    Selling, general and administrative.....................    71,855     47,584     34,013
    Research and development................................     8,594      8,492      8,750
    Write-off of purchased in-process research and
       development and merger-related costs.................       929        567      1,318
    Benefit plan curtailment loss (gain)....................       942      1,998       (929)
    Impairment loss on Deer Park facility...................     9,160         --         --
                                                              --------   --------   --------
                                                               429,739    299,491    232,885
                                                              --------   --------   --------
  OPERATING EARNINGS........................................    30,928     29,385     27,076
  NON-OPERATING INCOME (EXPENSE)
    Interest income.........................................       941      1,729        915
    Interest expense........................................    (9,093)    (6,685)    (3,131)
    Other, net..............................................       279        (95)      (971)
                                                              --------   --------   --------
                                                                (7,873)    (5,051)    (3,187)
                                                              --------   --------   --------
    Earnings from continuing operations before income taxes
       and cumulative effect of a change in accounting
       principle............................................    23,055     24,334     23,889
    Income tax expense......................................    (9,644)   (10,342)    (9,210)
                                                              --------   --------   --------
  EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE..............    13,411     13,992     14,679
DISCONTINUED OPERATIONS:
  Gain from discontinued operations, net of tax.............     1,398         --        273
                                                              --------   --------   --------
  EARNINGS FROM DISCONTINUED OPERATIONS.....................     1,398         --        273
                                                              --------   --------   --------
EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    14,809     13,992     14,952
                                                              --------   --------   --------
Cumulative effect of a change in accounting principle, net
  of tax of $790............................................        --     (3,363)        --
Dividends on preferred shares...............................        --         --        194
                                                              --------   --------   --------
NET EARNINGS AVAILABLE FOR COMMON SHARES....................  $ 14,809   $ 10,629   $ 14,758
                                                              ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic:
    Continuing operations...................................  $   0.78   $   0.62   $   1.14
    Discontinued operations.................................      0.08         --       0.02
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- BASIC......................  $   0.86   $   0.62   $   1.16
                                                              ========   ========   ========
  Diluted:
    Continuing operations...................................  $   0.76   $   0.61   $   1.09
    Discontinued operations.................................      0.08         --       0.02
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- DILUTED....................  $   0.84   $   0.61   $   1.11
                                                              ========   ========   ========
UNAUDITED PRO FORMA AMOUNTS ASSUMING RETROACTIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE:
  Net Earnings Available for Common Shares..................                        $ 15,329
  Basic Net Earnings per Common Share.......................                        $   1.18
  Diluted Net Earnings per Common Share.....................                        $   1.13
                                                                                    ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 86,416    $132,320
  Restricted cash...........................................        --      27,347
  Marketable securities.....................................       216         193
  Accounts receivable, net..................................   134,303     100,594
  Inventories...............................................    34,733      32,406
  Deferred income tax asset, net............................     3,594       3,222
  Prepayments and other.....................................     5,954       3,133
                                                              --------    --------
     Total current assets...................................   265,216     299,215
                                                              --------    --------
Property, plant and equipment, net..........................    31,355      64,472
Notes receivable............................................     6,538       2,556
Goodwill....................................................    92,527      61,352
Other intangible assets.....................................    55,898      11,867
Deferred income tax asset, net..............................    21,774      20,439
Other assets................................................    21,388      21,673
                                                              --------    --------
                                                              $494,696    $481,574
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 22,801    $ 19,108
  Accrued liabilities.......................................    61,942      55,448
  Contract advances and deposits............................     8,195      20,277
                                                              --------    --------
     Total current liabilities..............................    92,938      94,833
                                                              --------    --------
Long-term debt..............................................   137,800     137,800
Post-retirement benefits obligations........................    71,898      78,643
Environmental obligation....................................     1,728       2,025
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares.........................................        --          --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 19,832,108 issued in 2003 and
     19,790,477 issued in 2002..............................    19,832      19,790
  Additional paid-in capital................................   150,097     147,091
  Retained earnings.........................................    69,059      56,325
  Accumulated other comprehensive loss, net of income tax
     benefit................................................   (29,281)    (33,899)
  Treasury shares at cost (88,128 shares in 2003 and 94,322
     shares in 2002)........................................    (1,255)     (1,321)
  Unearned Employee Stock Ownership Plan shares.............   (17,290)    (18,541)
  Deferred compensation under Long-Term Incentive Plan......      (479)       (579)
  Management group receivables..............................      (351)       (593)
                                                              --------    --------
     Total shareholders' equity.............................   190,332     168,273
                                                              --------    --------
                                                              $494,696    $481,574
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        EDO CORPORATION AND SUBSIDIARIES

                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2003                2002                2001
                                                            -----------------   -----------------   -----------------
                                                             AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                            --------   ------   --------   ------   --------   ------
                                                                                 (IN THOUSANDS)
PREFERRED SHARES
  Balance at beginning of year............................  $     --       --   $     --      --    $     49       49
  Shares converted to common shares.......................        --       --         --      --         (49)     (49)
                                                            --------   ------   --------   ------   --------   ------
  Balance at end of year..................................        --       --         --      --          --       --
                                                            --------   ------   --------   ------   --------   ------
COMMON SHARES
  Balance at beginning of year............................    19,790   19,790     19,790   19,790     15,007   15,007
  Exercise of stock options...............................        31       31         --      --          --       --
  Shares used for Long-Term Incentive Plan................        11       11         --      --          --       --
  Conversion of preferred shares to common shares.........        --       --         --      --       1,067    1,067
  Sale of stock in public offering........................        --       --         --      --       3,716    3,716
                                                            --------   ------   --------   ------   --------   ------
  Balance at end of year..................................    19,832   19,832     19,790   19,790     19,790   19,790
                                                            --------   ------   --------   ------   --------   ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year............................   147,091             143,747              58,614
  Exercise of stock options...............................       150                (466)             (2,405)
  Income tax benefit related to stock options and
    Long-Term Incentive Plan..............................       328                 713               1,118
  Shares used for payment of directors' fees..............        28                  64                  35
  Shares used for Long-Term Incentive Plan................       178                 241                 (73)
  Conversion of preferred shares to common shares.........        --                  --              (1,018)
  Conversion of subordinated debentures...................        --                  --               8,525
  Sale of stock in public offering........................        --                  --              77,775
  Compensation expense on accelerated options.............       292                  --                 276
  Employee Stock Ownership Plan shares committed-to-be-
    released..............................................     2,030               2,792                 900
                                                            --------            --------            --------
  Balance at end of year..................................   150,097             147,091             143,747
                                                            --------            --------            --------
RETAINED EARNINGS
  Balance at beginning of year............................    56,325              47,744              34,803
  Net earnings............................................    14,809              10,629              14,952
  Common share dividends (12 cents per share).............    (2,075)             (2,048)             (1,840)
  Dividends on preferred shares...........................        --                  --                (194)
  Tax benefit on unallocated preferred share dividends....        --                  --                  23
                                                            --------            --------            --------
  Balance at end of year..................................    69,059              56,325              47,744
                                                            --------            --------            --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year............................   (33,899)            (13,385)                (61)
  Unrealized gain on marketable securities, net of tax....        --                  --                  61
  Unrealized gain on foreign currency, net of tax.........        50                  86                  --
  Additional minimum pension liability, net of tax........     4,568             (20,600)            (13,385)
                                                            --------            --------            --------
  Balance at end of year..................................   (29,281)            (33,899)            (13,385)
                                                            --------            --------            --------
TREASURY SHARES AT COST
  Balance at beginning of year............................    (1,321)    (94)     (2,461)   (182)    (19,388)  (1,370)
  Shares used for exercise of stock options...............        87       6         952      69       4,297      314
  Shares used for payment of directors' fees..............        80       6          78       6         122        9
  Shares used for (repurchased from) Long-Term Incentive
    Plan..................................................      (101)     (6)        110      13         (63)      (6)
  Shares used for conversion of subordinated debentures...        --      --          --      --      13,591    1,005
  Repurchase of Employee Stock Ownership Plan shares......        --      --          --      --      (1,020)    (134)
                                                            --------   ------   --------   ------   --------   ------
  Balance at end of year..................................    (1,255)    (88)     (1,321)    (94)     (2,461)    (182)
                                                            --------   ------   --------   ------   --------   ------

                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2003                2002                2001
                                                            -----------------   -----------------   -----------------
                                                             AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                            --------   ------   --------   ------   --------   ------
                                                                                 (IN THOUSANDS)
EMPLOYEE STOCK OWNERSHIP TRUST LOAN OBLIGATION
  Balance at beginning of year............................        --                  --              (5,781)
  Repayments made during year.............................        --                  --                 890
  Restructuring of EDO Employee Stock Ownership Plan......        --                  --               4,891
                                                            --------            --------            --------
  Balance at end of year..................................        --                  --                  --
                                                            --------            --------            --------
DEFERRED COMPENSATION UNDER LONG-TERM INCENTIVE PLAN
  Balance at beginning of year............................      (579)               (300)               (423)
  Shares used for Long-Term Incentive Plan................      (189)               (480)               (148)
  Amortization of Long-Term Incentive Plan deferred
    compensation expense..................................       289                 201                 271
                                                            --------            --------            --------
  Balance at end of year..................................      (479)               (579)               (300)
                                                            --------            --------            --------
UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN COMPENSATION
  Balance at beginning of year............................   (18,541)            (19,792)            (15,782)
  Restructuring of EDO Employee Stock Ownership Plan......        --                  --              (4,891)
  Employee Stock Ownership Plan Shares committed-to-be-
    released..............................................     1,251               1,251                 881
                                                            --------            --------            --------
  Balance at end of year..................................   (17,290)            (18,541)            (19,792)
                                                            --------            --------            --------
MANAGEMENT GROUP RECEIVABLES
  Balance at beginning of year............................      (593)               (845)             (1,220)
  Payments received on management loans...................       242                 252                 375
                                                            --------            --------            --------
  Balance at end of year..................................      (351)               (593)               (845)
                                                            --------            --------            --------
TOTAL SHAREHOLDERS' EQUITY................................  $190,332            $168,273            $174,498
                                                            ========            ========            ========
COMPREHENSIVE INCOME (LOSS)
  Net earnings............................................  $ 14,809            $ 10,629            $ 14,952
  Additional minimum pension liability, net of income tax
    expense of $3,175 in 2003 and net of income tax
    benefit of $14,316 in 2002 and $9,302 in 2001.........     4,568             (20,600)            (13,385)
  Unrealized gain on marketable securities, net of income
    tax expense of $31 in 2001............................        --                  --                  61
  Unrealized gain on foreign currency.....................        50                  86                  --
                                                            --------            --------            --------
  Comprehensive income (loss).............................  $ 19,427            $ (9,885)           $  1,628
                                                            ========            ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations..................................  $ 13,411   $ 10,629   $ 14,679
  Adjustments to earnings to arrive at cash provided by
     operations:
     Depreciation...........................................    12,180     10,365      9,686
     Amortization...........................................     4,885        956      1,710
     Deferred tax (benefit) expense.........................    (6,840)    (2,984)     5,941
     Write-off of purchased in-process research and
       development..........................................        --        150         --
     Real estate tax assessment adjustment..................        --         --      7,846
     Bad debt expense.......................................       568        407        220
     Gain on repurchase of debentures.......................        --         --       (171)
     Loss on sale of Deer Park facility.....................     9,160         --         --
     (Gain) loss on sale of property, plant and equipment...      (131)        53        (76)
     Gain on sale of marketable securities..................        --         --        (81)
     Deferred compensation expense..........................       289        201        271
     Non-cash Employee Stock Ownership Plan compensation
       expense..............................................     3,281      4,043      1,781
     Dividends on unallocated Employee Stock Ownership Plan
       shares...............................................       292        312         80
     Non-cash compensation expense..........................       292         --        276
     Common shares issued for directors' fees...............       108        142        157
     Income tax benefit from stock options and Long-Term
       Incentive Plan.......................................       328        713      1,118
     Cumulative effect of a change in accounting
       principle............................................        --      3,363         --
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable..................................    (3,203)    (2,519)   (10,753)
       Inventories..........................................     1,406     (2,926)     2,033
       Prepayments and other assets.........................     4,032        220       (629)
       Contribution to defined benefit pension plan.........    (5,000)        --         --
       Accounts payable, accrued liabilities and other......    (5,402)     5,217     (4,974)
       Contract advances and deposits.......................   (12,082)     3,575    (15,017)
                                                              --------   --------   --------
Cash provided by operations.................................    17,574     31,917     14,097
                                                              --------   --------   --------
Net cash provided by discontinued operations................        79         --         --
                                                              --------   --------   --------

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
INVESTING ACTIVITIES:
  Purchase of plant and equipment...........................    (8,865)    (7,093)   (14,298)
  Payments received on notes receivable.....................     1,385        350        347
  Proceeds from sale of property, plant and equipment.......    21,304          1        280
  Purchase of marketable securities.........................       (23)        (3)       (59)
  Sale or redemption of marketable securities...............        --         --     14,455
  Restricted cash...........................................    27,347    (27,347)        --
  Cash paid for acquisitions, net of cash acquired..........   (94,188)   (59,024)   (13,938)
                                                              --------   --------   --------
Cash used by investing activities...........................   (53,040)   (93,116)   (13,213)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Issuance of convertible subordinated notes................        --    137,800         --
  Proceeds from exercise of stock options...................       268        486      1,892
  Proceeds from management group receivables................       242        252        375
  Proceeds from sale of stock in public offering, net of
     expenses...............................................        --         --     81,491
  Borrowings under revolver.................................        --         --     20,800
  Repayments of borrowings under revolver...................        --         --    (20,800)
  Repayments of long-term debt..............................        --         --    (17,300)
  Repayments of acquired debt...............................    (8,660)        --         --
  Repurchase of debentures..................................        --         --     (3,184)
  Purchase of treasury shares...............................        --         --     (1,020)
  Payment of EDO ESOP loan obligation.......................        --         --     (4,891)
  Payment made on note payable..............................        --       (500)      (500)
  Payment of common share cash dividends....................    (2,367)    (2,360)    (1,920)
  Payment of preferred share cash dividends.................        --         --       (194)
                                                              --------   --------   --------
Cash provided (used) by financing activities................   (10,517)   135,678     54,749
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (45,904)    74,479     55,633
Cash and cash equivalents at beginning of year..............   132,320     57,841      2,208
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 86,416   $132,320   $ 57,841
                                                              ========   ========   ========
Supplemental disclosures:
  Cash paid for:
     Interest...............................................  $  7,234   $  3,878   $  2,166
                                                              ========   ========   ========
     Income taxes...........................................  $ 11,880   $ 14,063   $  5,913
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

  (B) RESTRICTED CASH

     At December 31, 2003, there was no restricted cash. At December 31, 2002 the $27.3 million of restricted cash related to amounts collateralizing the outstanding letters of credit assumed as part of the acquisition of Condor Systems, Inc. (Note 2). As the letters of credit expired or were cancelled, collateral was released.

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

     Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change, new product development and/or revised estimates of future product demand. If

                        EDO CORPORATION AND SUBSIDIARIES
inventory is determined to be overvalued due to one or more of the above factors, we would be required to recognize such loss in value at the time of such determination.

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

     In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company would depreciate the net book value in excess of salvage value over its revised remaining useful life thereby increasing depreciation expense. Factors such as technological advances, changes to the Company's business model, changes in the Company's capital strategy, changes in the planned use of equipment, fixtures, software or changes in the planned use of facilities could result in shortened useful lives.

     The Company accounts for its investments in long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance.

     The Company's estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to the Company's business model, or changes in the Company's capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

     Costs associated with the acquisition and development of software for internal use are recognized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2003 and 2002, the Company capitalized approximately $1.1 million and $0.3 million, respectively, of such costs. These costs are being amortized on a straight-line basis over a period of two to four years.

     Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $4.1 million and $5.5 million are included in other assets at December 31, 2003 and 2002, respectively.

  (G) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the FASB issued SFAS Nos. 141, "Business Combinations," and 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives will continue to be amortized over their estimated useful lives. SFAS No. 142 was adopted by the Company effective January 1, 2002; however, the provisions that provide

                        EDO CORPORATION AND SUBSIDIARIES
for the non-amortization of goodwill were effective July 1, 2001 for acquisitions completed after the issuance of SFAS No. 141.

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. In 2003, the Company performed the required impairment tests of goodwill as of October 1, 2003. There was no indication of impairment.

     In 2002 the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, using the two-step process prescribed in SFAS No. 142. The first step was a review for potential impairment, while the second step measured the amount of the impairment. The impairment charge resulting from these transitional impairment tests was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002. The $3.4 million charge, net of a tax benefit of $0.8 million, occurred in the Engineered Materials segment and is comprised of $2.2 million and $1.9 million of impaired goodwill and trademark, respectively, related to the acquisition of Specialty Plastics and $0.1 million of impaired goodwill related to the acquisition of Zenix. In the case of Zenix, the trend in sales and earnings performance has been lower than expected resulting in the impairment of the entire goodwill carrying value. In the case of Specialty Plastics, the fair value of this reporting unit was estimated using a discounted cash flow analysis, also resulting in an impairment loss of the entire goodwill carrying value.

     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2003 and 2002 are as follows:

                                                     COMMUNICATIONS
                                                       AND SPACE      ENGINEERED
                                           DEFENSE      PRODUCTS      MATERIALS     TOTAL
                                           -------   --------------   ----------   -------
                                                           (IN THOUSANDS)
Balance as of January 1, 2002............  $20,601      $    --        $ 2,274     $22,875
Impairment Loss..........................       --           --         (2,274)     (2,274)
Acquisition of Condor Systems, Inc. .....   37,059        3,692             --      40,751
                                           -------      -------        -------     -------
Balance as of January 1, 2003............  $57,660      $ 3,692        $    --     $61,352
Settlement of certain pre-acquisition
  Condor liabilities.....................    1,569       (2,031)            --        (462)
Adjustments to pre-acquisition tax
  liabilities............................   (3,059)          --             --      (3,059)
Acquisition of AERA......................   11,626           --             --      11,626
Acquisition of Darlington................   13,462           --             --      13,462
Acquisition of Emblem....................    9,608           --             --       9,608
                                           -------      -------        -------     -------
Balance as of December 31, 2003..........  $90,866      $ 1,661        $    --     $92,527
                                           =======      =======        =======     =======

                        EDO CORPORATION AND SUBSIDIARIES

     Summarized below are intangible assets subject to amortization as of December 31:

                                                        2003      2002        LIFE
                                                       -------   -------   -----------
                                                               (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisitions of DSI/AERA/Darlington/Emblem.........  $ 2,968   $   200   1-5 years
Purchased technologies related to the acquisitions of
  Condor/Emblem......................................   17,003    11,648   8-20 years
Customer contracts and relationships related to the
  acquisitions of AERA/Darlington/Emblem.............   39,198        --   10-20 years
Tradename related to the acquisitions of AERA/
  Darlington/Emblem..................................    1,569        --   5-10 years
Other intangible assets related to the acquisition of
  Condor Systems, Inc. ..............................      916       916   2 years
                                                       -------   -------
                                                        61,654    12,764
Less accumulated amortization........................   (5,756)     (897)
                                                       -------   -------
                                                       $55,898   $11,867
                                                       =======   =======

     The amortization expense for the years ended December 31, 2003, 2002 and 2001 amounted to $4.9 million, $0.9 million and $0.1 million, respectively. Amortization expense for 2004, 2005, 2006, 2007, 2008 and thereafter related to these intangible assets is estimated to be $5.5 million, $5.2 million, $5.2 million, $5.2 million, $4.6 million and $30.2 million, respectively.

     Since the total trademark carrying amount of $1.9 million was written off in 2002 as part of the cumulative effect of a change in accounting principle, there are no intangible assets other than goodwill that are not subject to amortization.

                        EDO CORPORATION AND SUBSIDIARIES

     The following table represents a reconciliation of reported net earnings from continuing operations available for common shares to adjusted net earnings from continuing operations available for common shares exclusive of amortization expense associated with goodwill and intangible assets that are no longer being amortized subsequent to the adoption of SFAS No. 142, effective January 1, 2002:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                           (IN THOUSANDS, EXCEPT FOR
                                                              PER SHARE AMOUNTS)
Reported net earnings from continuing operations
  available for common shares...........................  $13,411   $10,629   $14,485
Add back: Goodwill and trademark amortization, net of
  taxes.................................................       --        --       571
                                                          -------   -------   -------
Pro Forma...............................................  $13,411   $10,629   $15,056
                                                          =======   =======   =======
Basic earnings per share:
  Reported net earnings from continuing operations
     available for common shares........................  $  0.78   $  0.62   $  1.14
Add back: Goodwill and trademark amortization, net of
  taxes.................................................       --        --      0.04
                                                          -------   -------   -------
Adjusted net earnings...................................  $  0.78   $  0.62   $  1.18
                                                          =======   =======   =======
Diluted earnings per share:
  Reported net earnings from continuing operations
     available for common shares........................  $  0.76   $  0.61   $  1.09
Add back: Goodwill and trademark amortization, net of
  taxes.................................................       --        --      0.04
                                                          -------   -------   -------
Adjusted net earnings...................................  $  0.76   $  0.61   $  1.13
                                                          =======   =======   =======

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

  (J) FINANCIAL INSTRUMENTS

     The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the Company's 5.25% Convertible Subordinated Notes due 2007 (the "Notes") at December 31, 2003 was approximately $150.6 million based on recent market transactions compared to a carrying value of $137.8 million. At December 31, 2002, the fair value of the Notes approximated the carrying value of $137.8 million. The fair value of the environmental obligation approximates its carrying value since it has been discounted. The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

                        EDO CORPORATION AND SUBSIDIARIES

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

  (L) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" whereby compensation expense would be recognized as incurred for stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The per share weighted-average fair value of stock options granted was $10.63, $15.28 and $4.88 in 2003, 2002 and 2001, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2003 -- expected dividend yield of 1%, risk free interest rate of 3.6%, expected volatility of 51%, and an expected option life of 7 1/2 years; 2002 -- expected dividend yield of 1%, risk free interest rate of 4.8%, expected stock volatility of 51%, and an expected option life of 7 1/2 years; 2001 -- expected dividend yield of 1%, risk free interest rate of 4.9%, expected stock volatility of 47%, and an expected option life of 7 1/2 years.

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported...........................................  $13,411   $10,629   $14,679
  Stock option compensation expense based on fair value
     method, net of tax.................................   (1,626)   (1,078)     (466)
                                                          -------   -------   -------
  Pro forma.............................................  $11,785   $ 9,551   $14,213
Basic earnings per common share:
  As reported...........................................  $  0.78   $  0.62   $  1.14
  Pro forma.............................................     0.68      0.56      1.10
Diluted earnings per common share:
  As reported...........................................  $  0.76   $  0.61   $  1.09
  Pro forma.............................................     0.67      0.55      1.05
                                                          =======   =======   =======

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires more prominent and more frequent disclosures in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for years ending after December 15, 2002 and accordingly are reflected above. Presently, the Company does not plan to voluntarily change its method of accounting for stock-based compensation. However, should the Company change its method of accounting for stock-based compensation in the future that change would fall under the provisions of SFAS Nos. 123 and 148.

                        EDO CORPORATION AND SUBSIDIARIES

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

(2) ACQUISITIONS

     On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology unit in England and Artisan Technologies, Inc. subsidiary in the United States. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was L16.3 million ($27.3 million), excluding transaction costs of approximately $1.9 million. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

     On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria, Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The purchase price was $25.6 million, excluding transaction costs of approximately $0.3 million. In addition, the Company acquired and immediately paid off debt of $4.9 million. Darlington became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     On February 5, 2003, a wholly-owned subsidiary of the Company acquired for cash all of the stock of Advanced Engineering & Research Associates, Inc.("AERA"), a privately-held company located in Alexandria, Virginia. AERA, which was merged with another EDO subsidiary and renamed EDO Professional Services Inc., provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition is expected to strengthen and expand the range of such services that the Company offers. The purchase price was $38.1 million, excluding transaction costs of $0.3 million. In addition, the Company acquired and immediately paid off debt of $3.8 million. AERA became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $62.5 million in cash, in addition to transaction costs of

                        EDO CORPORATION AND SUBSIDIARIES

$5.0 million. The acquisition expanded the Company's electronic warfare business in the areas of reconnaissance and surveillance systems. The assets became part of the Company's Defense and Communications and Space Products segments. The excess of the purchase price over the net assets acquired recorded as goodwill, IPR&D and other intangible assets is deductible for income tax purposes over 15 years.

     In October 2001, the Company acquired all of the stock of Dynamic Systems, Inc., a privately-held company based in Alexandria, Virginia, which provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition strengthened and expanded the range of services the Company offered to both existing and new customers. The Company paid $13.7 million, including transaction costs and subsequent to a $0.2 million reduction in the purchase price, and accounted for the acquisition as a purchase. Accordingly, the operating results of Dynamic Systems, Inc. have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the purchase price over the fair market value of net assets acquired recorded as goodwill is not deductible for income tax purposes.

     These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

     Associated with the acquisition and included in operating earnings for 2003 and 2002 is $0.9 million and $0.6 million, respectively, of acquisition-related costs, of which $0.2 million in 2002 represents the write-off of purchased in-process research and development ("IPR&D"). This IPR&D was determined to not have reached technological feasibility and to not have alternative future use. The development project related to detecting and locating weak modulated continuous wave signals.

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

                                                                     YEAR ENDED
                                                      -----------------------------------------
                                                       DECEMBER 31, 2003     DECEMBER 31, 2002
                                                      -------------------   -------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................................        $489,531              $494,332
Earnings available for common shares, before
  discontinued operations and cumulative effect of a
  change in accounting principle....................        $ 15,995              $ 15,456
Diluted earnings per common share...................        $   0.91              $   0.89

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the periods, or of the results which may occur in the future.

                        EDO CORPORATION AND SUBSIDIARIES

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                          EMBLEM       DARLINGTON       AERA AT        CONDOR AT
                                        AT JUNE 16,   AT MARCH 10,    FEBRUARY 5,      JULY 26,
                                           2003           2003            2003           2002
                                        -----------   ------------   --------------   -----------
                                                             (IN THOUSANDS)
Current assets........................    $ 9,314       $ 11,943        $13,022        $ 31,775
Plant and equipment...................      3,537          1,534          1,048           5,543
Customer contracts and
  relationships.......................      7,698         14,400         17,100              --
Purchased in-process research and
  development.........................         --             --             --             150
Purchased technologies................      5,355             --             --          11,648
Purchased backlog.....................         --             --             --             916
Non-compete agreements................        318             30          2,420              --
Tradename.............................        669            400            500              --
Goodwill..............................      9,608         13,462         11,626          40,290
Other assets..........................         --            446            414              76
Liabilities...........................     (7,257)       (16,326)        (7,768)        (22,922)
                                          -------       --------        -------        --------
Total purchase price..................    $29,242       $ 25,889        $38,362        $ 67,476
                                          =======       ========        =======        ========

     Adjustments resulting from the settlement of purchase prices on Condor, AERA and Darlington have been made. In addition, there were adjustments due to the settlement of certain pre-acquisition Condor liabilities. Adjustments related to the settlement of the Emblem purchase price are expected to be determined in the first half of 2004.

(3) DISCONTINUED OPERATIONS

     In 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed in the second quarter of 2003. Consequently, $1.4 million, net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings.

(4) MARKETABLE SECURITIES

     The Company determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable securities are classified as available-for-sale securities. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses, interest and dividends and declines in value judged to be other-than-temporary declines are included in interest income (expense). The cost of securities sold is based on the specific identification method. At December 31, 2003 and 2002, the marketable securities balance represents amounts in mutual funds.

(5) ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable included $ 44.1 million and $43.0 million at December 31, 2003 and 2002, respectively, of unbilled revenues. Substantially all of the unbilled balances at December 31, 2003 will be billed and are expected to be collected during 2004. Total billed receivables due from the United States Government, either directly or as a subcontractor to a prime contractor with the Government, were $67.6 million and $31.0 million at December 31, 2003 and 2002, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

     Notes receivable at December 31, 2003 and 2002 include $1.6 million and $1.9 million, respectively, from the sale of the Company's College Point facility in January 1996 all of which is included in current assets at December 31, 2003 and $0.4 million is in current assets at December 31, 2002. The notes are due in equal quarterly amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The notes receivable are secured by a mortgage on the facility. Also included in notes receivable at December 31, 2003 is $6.5 million from the sale in July 2003 of the Company's Deer Park facility. At December 2002, notes receivable included $1.1 million from the sale of certain parcels of land and a building at the Company's Deer Park facility, which was collected in 2003.

(6) INVENTORIES

     Inventories are summarized by major classification as follows at December
31:

                                                                2003      2002
                                                              --------   -------
                                                                (IN THOUSANDS)
Raw material and supplies...................................  $  8,624   $ 7,804
Work-in-process.............................................    38,052    27,024
Finished goods..............................................     1,870     2,041
  Less: Unliquidated progress payments......................   (13,813)   (4,463)
                                                              --------   -------
Finished goods..............................................  $ 34,733   $32,406
                                                              ========   =======

(7) PROPERTY, PLANT AND EQUIPMENT, NET

     The Company's property, plant and equipment at December 31 and their related useful lives are summarized as follows:

                                                      2003       2002        LIFE
                                                    --------   --------   -----------
                                                             (IN THOUSANDS)
Land..............................................  $    128   $ 18,080
Buildings and improvements........................     1,015     25,906   10-30 years
Machinery and equipment...........................    70,079     59,550   3-19 years
Software..........................................     3,158      2,030   2-4 years
Leasehold improvements............................    16,039     13,151   Lease terms
                                                    --------   --------
                                                      90,419    118,717
Less accumulated depreciation and amortization....   (59,064)   (54,245)
                                                    --------   --------
                                                    $ 31,355   $ 64,472
                                                    ========   ========

     On June 24, 2003, the Board of Directors of the Company approved the decision to sell the Company's 726,000 square foot facility in Deer Park, NY. The Company recorded a pre-tax impairment loss of $9.2 million in the second quarter of 2003, as the net book value of the assets exceeded the fair value less the costs to sell. The fair value was based on a $29.0 million sales price per the sales agreement entered into in July 2003. This impairment charge represents the entire loss the Company expects to incur.

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

                        EDO CORPORATION AND SUBSIDIARIES

(8) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Employee compensation and benefits..........................  $22,453   $16,744
Deferred revenue and accrual for future costs related to
  acquired contracts........................................   11,161    11,562
Income taxes payable........................................    7,175     3,991
Accrued interest............................................    1,673     1,782
Warranty....................................................    1,612     1,622
Current portion of environmental obligation.................      264       250
Other.......................................................   17,604    19,497
                                                              -------   -------
                                                              $61,942   $55,448
                                                              =======   =======

(9) LONG-TERM DEBT AND CREDIT FACILITY

  CREDIT FACILITY

     At December 31, 2003, the Company has a $200 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005 and amended the $69 million credit facility in place at December 31, 2001. In connection with the amended facility, $0.9 million and $1.2 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet at December 31, 2003 and 2002, respectively, and are being amortized using the straight-line method over the term of the agreement.

     The credit facility provides sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on the Company's consolidated leverage ratio at the time of the borrowing. At December 31, 2003, LIBOR was approximately 1.15% and the applicable adjustment to LIBOR was 1.25%. The facility requires the Company to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2003 or 2002. Letters of credit outstanding at December 31, 2003 pertaining to the credit facility were $52.3 million, resulting in $72.7 million available for additional letters of credit, if needed.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including but not limited to minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of December 31, 2003, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivables, inventory and machinery and equipment.

                        EDO CORPORATION AND SUBSIDIARIES

  5.25% CONVERTIBLE SUBORDINATED NOTES DUE 2007

     In April 2002, the Company completed its offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007 and received $133.7 million, net of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on the accompanying consolidated balance sheet, was $1.5 million at December 31, 2003 and 2002.

     In connection with the offering of the Notes, there are $3.1 million and $4.1 million of unamortized debt issuance costs at December 31, 2003 and 2002, respectively, which are included in other assets on the accompanying consolidated balance sheet and are being amortized using the straight-line method through April 2007.

     The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2003, there had been no such conversions.

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

(10) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     Prior to 2001 the Company sponsored two employee stock ownership plans: the existing EDO Employee Stock Ownership Plan ("EDO ESOP"); and the AIL Employee Stock Ownership Plan ("AIL ESOP") that was acquired in connection with the EDO-AIL merger. These two plans were merged into a single plan effective as of January 1, 2001 ("merged ESOP"), and the preferred shares from the EDO ESOP were converted into 1,067,281 common shares as of March 8, 2001. The merged ESOP provides retirement benefits to substantially all employees.

     As of June 30, 2001, the merged ESOP restructured its indirect loan from the Company to extend the maturity date to December 31, 2017. As part of this restructuring, the EDO ESOP bank loan obligation was paid in full on July 30, 2001.

     As quarterly payments are made under the indirect loan, unallocated common shares in the merged ESOP are committed-to-be-released. The allocation to participants is based on (i) a match of 50% of the first 6% of the participants' 401(k) contributions; (ii) a special allocation for employees who meet certain service requirements (iii) a fixed amount per participant chosen annually; and
(iv) any remaining distribution is based on participants' relative compensation. The cost basis of the unearned/unallocated shares is initially recorded as a reduction to shareholders' equity. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released. The difference between the market value and the cost basis of the shares is recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

     In 2003, 2002 and 2001 non-cash ESOP compensation expense recorded by the Company amounted to $3.3 million, $4.0 million, and $1.8 million, respectively. At December 31, 2003, there are 2,330,684 unearned/unallocated shares which have an aggregate market value of $57.5 million and 1,768,349 allocated

                        EDO CORPORATION AND SUBSIDIARIES
shares. Total principal and interest payments made in 2003, 2002, and 2001 under the merged ESOP indirect loan amounted to $1.7 million, $1.7 million, and $1.1 million, respectively.

(11) INCOME TAXES

     The 2003, 2002 and 2001 significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Federal
  Current................................................  $12,927   $10,659   $2,345
  Deferred...............................................   (5,900)   (2,503)   5,598
                                                           -------   -------   ------
                                                           $ 7,027   $ 8,156   $7,943
                                                           -------   -------   ------
Foreign
  Current................................................      207        --       --
  Deferred...............................................       82        --       --
                                                           -------   -------   ------
                                                           $   289   $    --   $   --
                                                           -------   -------   ------
State
  Current................................................  $ 3,350   $ 2,667   $1,097
  Deferred...............................................   (1,022)     (481)     170
                                                           -------   -------   ------
                                                           $ 2,328   $ 2,186   $1,267
                                                           -------   -------   ------
Total....................................................  $ 9,644   $10,342   $9,210
                                                           =======   =======   ======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal tax rate to income tax expense is:

                                                                  PERCENT OF
                                                               PRE-TAX EARNINGS
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Tax at statutory rate.......................................  35.0%  35.0%  35.0%
State taxes, net of Federal benefit.........................   5.0    5.0    3.0
Non-deductible goodwill amortization........................    --     --    1.0
Non-cash ESOP compensation expense..........................   2.0    3.0    0.5
Foreign sales benefit.......................................  (1.3)  (1.4)  (1.4)
Other, net..................................................   1.1    0.9    0.5
                                                              ----   ----   ----
Effective income tax rate...................................  41.8%  42.5%  38.6%
                                                              ====   ====   ====

                        EDO CORPORATION AND SUBSIDIARIES

     The significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
DEFERRED TAX ASSETS
Retirement plans' additional minimum liability..............  $20,442   $23,617
Post-retirement benefits obligation other than pensions.....    5,233     5,001
Deferred revenue............................................    1,697       980
Deferred compensation.......................................    3,614     2,843
Inventory valuation.........................................    1,897     2,242
Other.......................................................      404        99
                                                              -------   -------
Total deferred tax assets...................................   33,287    34,782
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................    4,306     7,946
Prepaid pension asset.......................................    3,613     3,175
                                                              -------   -------
Total deferred tax liabilities..............................    7,919    11,121
                                                              -------   -------
Net deferred tax asset......................................  $25,368   $23,661
                                                              =======   =======

(12) SHAREHOLDERS' EQUITY

     On October 31, 2001, the Company completed the public sale of 3,716,100 of its common shares and received net proceeds of approximately $81.5 million.

     At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 2003, the Company had acquired approximately 4,091,000 common shares in open market transactions at prevailing market prices. Approximately 4,041,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the EDO ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 2003 and 2002, respectively, the Company held 88,128 and 94,322 common shares in its treasury for future use.

     At December 31, 2003, the Company had reserved 6,113,646 authorized and unissued common shares for stock option and long-term incentive plans and conversion of the Notes.

                        EDO CORPORATION AND SUBSIDIARIES

(13) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Numerator:
  Earnings from continuing operations available for
     common shares for basic calculation................  $13,411   $10,629   $14,485
  Effect of dilutive securities:
     Convertible debentures.............................       --        --       998
     Convertible preferred shares.......................       --        --         5
                                                          -------   -------   -------
  Numerator for diluted calculation.....................  $13,411   $10,629   $15,488
                                                          =======   =======   =======
Denominator:
  Denominator for basic calculation.....................   17,308    17,080    12,776
  Effect of dilutive securities:
     Stock options......................................      253       299       270
     Convertible preferred shares.......................       --        --       153
     Convertible debentures.............................       --        --     1,055
                                                          -------   -------   -------
  Denominator for diluted calculation...................   17,561    17,379    14,254
                                                          =======   =======   =======

     The assumed conversion of the Notes was anti-dilutive for 2002 and 2003.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2003    2002    2001
                                                              -----   -----   ----
                                                                 (IN THOUSANDS)
5.25% Convertible Subordinated Notes........................  4,408   3,285     --
Unexercised Stock Options...................................    311     326      4
                                                              -----   -----   ----
                                                              4,719   3,611      4
                                                              =====   =====   ====

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

                        EDO CORPORATION AND SUBSIDIARIES

     Changes in options outstanding are as follows:

                                 2003                     2002                     2001
                        ----------------------   ----------------------   ----------------------
                        WEIGHTED-                WEIGHTED-                WEIGHTED-
                         AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE      SHARES
                        EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO
                          PRICE       OPTION       PRICE       OPTION       PRICE       OPTION
                        ---------   ----------   ---------   ----------   ---------   ----------
Beginning of year.....   $13.59     1,057,143     $ 7.75       805,876      $6.46       848,211
Options granted.......    19.00       224,405      26.72       327,850       9.76       275,350
Options exercised.....     6.66       (37,327)      6.98       (69,433)      6.02      (314,458)
Options
  expired/cancelled...    18.53       (38,125)     22.02        (7,150)      7.08        (3,227)
                         ------     ---------     ------     ---------      -----      --------
End of year...........   $14.65     1,206,096     $13.59     1,057,143      $7.75       805,876
                         ------     ---------     ------     ---------      -----      --------
Exercisable at year
  end.................   $11.26       602,916     $10.70       490,243      $6.76       455,426
                         ======     =========     ======     =========      =====      ========

     The options outstanding as of December 31, 2003 are summarized as follows:

                                                   WEIGHTED-       NUMBER OF      WEIGHTED-
RANGE OF                                            AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES                                  EXERCISE PRICE   OUTSTANDING   REMAINING LIFE
---------------                                  --------------   -----------   --------------
$3.07-5.69.....................................      $ 3.88           31,500       1 year
6.13-9.60......................................        7.90          645,591       6 years
17.10-31.40....................................       23.54          529,005       9 years
                                                                   ---------
                                                                   1,206,096
                                                                   =========

     The 2002 plan also provides for restricted common share long-term incentive awards as defined under the plan. As of December 31, 2003 plan participants had been awarded 405,000 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The fair value of a restricted common share award is calculated as the average of the high and low market values of our common shares on the grant date, as reported for such date on a national exchange or nationally recognized system of price quotation. In the event that there are no transactions reported on such exchange or system on such date, the average would be based on the high and low market values of our common shares on the immediately preceding date. The amount charged to operations in 2003, 2002 and 2001 was $0.3 million, $0.2 million and $0.3 million, respectively. As of December 31, 2003, 499,361 shares are available for additional awards.

(15) OTHER EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PLANS

     The Company maintains a qualified noncontributory defined benefit pension plan covering less than one half of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

     In 2003, the Company recorded pension expense of $3.9 million. In 2002, the Company recorded pension expense of $6.0 million, which included a curtailment loss of $2.0 million resulting from the aforementioned amendment to the plan. In 2001, the Company recorded pension income of $2.8 million.

                        EDO CORPORATION AND SUBSIDIARIES

     A summary of the assumptions used in pension calculations follows:

                                                       WEIGHTED-AVERAGE RATE ASSUMPTIONS
                                                               AS OF DECEMBER 31
                                                       ----------------------------------
                                                        2004      2003     2002     2001
                                                       -------   -------   -----   ------
Discount Rate (for obligations as of Dec 31).........     n/a      6.25%   6.75%    7.25%
Expected long-term return on plan assets.............    8.25%     8.75%   9.50%   10.00%
Rate of compensation increase........................  Note 1    Note 1    4.95%    4.95%

---------------

Note 1: The Company froze the Defined Benefit plan in December 2002, therefore there is no future compensation increase for subsequent years.

     The expected long-term rate of return on plan assets to be used for 2004 expense is 8.25% as shown above. This rate of return was determined by application of a statistical forecast modeling algorithm which, using the pension investment mix and pension demographic data, simulates the long term performance of the plan over a series of 2000 trials of variable economic conditions, rounded to the nearest quarter-percent. The resulting rate is a 50 basis-point reduction in the forecast from the previous year.

     Previously, the company used the building block approach to the estimation of the long-term rate of return on assets. Under this approach, the Company reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with the Company's actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, the Company selected an overall return rate within the resulting range.

     Plan asset investment decisions are made by the Pension Investment Committee of the Board of Directors. This committee utilizes the services of a financial advisor in the selection and monitoring of specific asset managers. At its periodic meetings the committee reviews the performance of various funds against benchmarks and makes investment decisions which are then carried out by the fund trustee. The target asset allocation is 65% equity instruments and 35% fixed income instruments. Each asset class has a minimum and maximum range as follows: For equity-based securities -- a minimum of 60% and a maximum of 70%; for fixed-income-based securities -- a minimum of 30% and a maximum of 40%. The plan may also have a minimum of 0% and a maximum of 5% in cash and cash equivalents. The assets are invested in a variety of both actively managed and passive funds chosen by the committee.

     The investment mix of plan assets as of December 31 in each year was:

                                                                AS OF DECEMBER 31
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
                                                              (AS A % OF PLAN ASSET
                                                                   FAIR VALUE)
Equity Securities...........................................   69.7%   65.0%   66.9%
Debt Securities.............................................   29.7%   34.4%   33.1%
Cash........................................................    0.6%    0.6%    0.0%
                                                              -----   -----   -----
Total.......................................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     In 2003, the Company made a $5.0 million contribution to the plan. With regard to the Company's planned contributions in the next calendar year, the Company does not foresee any required or voluntary contributions.

                        EDO CORPORATION AND SUBSIDIARIES

     A summary of the components of net periodic pension (expense) income follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service cost.........................................  $     --   $ (4,353)  $ (3,693)
Interest on projected benefit obligation.............   (12,727)   (15,091)   (14,281)
Expected return on plan assets.......................    12,250     17,217     20,820
Amortization of transitional assets..................        --         --          8
Amortization of prior service cost...................        --       (261)       (85)
Recognized net actuarial loss........................    (3,454)    (1,476)        --
Curtailment loss.....................................        --     (1,998)        --
                                                       --------   --------   --------
Net pension (expense) income.........................  $ (3,931)  $ (5,962)  $  2,769
                                                       ========   ========   ========

     The following sets forth the funded status of the plan as of December 31:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $197,188   $214,273
Service cost................................................        --      4,353
Interest cost...............................................    12,727     15,091
Benefits paid...............................................   (20,058)   (17,279)
Actuarial loss..............................................    14,582         12
Effect of curtailment.......................................        --    (19,262)
                                                              --------   --------
Projected benefit obligation at end of year.................  $204,439   $197,188
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............  $148,635   $187,350
Actual return on plan assets................................    30,447    (21,436)
Employer contribution.......................................     5,000         --
Benefits paid...............................................   (20,058)   (17,279)
                                                              --------   --------
Fair value of plan assets at end of year....................  $164,024   $148,635
                                                              --------   --------
Funded status...............................................  $(40,415)  $(48,553)
Unrecognized net loss.......................................    48,362     55,432
                                                              --------   --------
Prepaid pension cost........................................  $  7,947   $  6,879
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

     Due to the lower discount rate offset by fund performance and Company contributions in 2003, the accumulated benefit obligation at December 31, 2003 and 2002 exceeded the fair value of plan assets by $40.4 million and $48.6 million, respectively. The Company recorded an additional minimum liability of $48.4 million and $55.4 million in 2003 and 2002, respectively, and net of tax comprehensive income of

                        EDO CORPORATION AND SUBSIDIARIES

$4.2 million and loss of $19.8 million were charged against shareholders' equity in 2003 and 2002, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Prepaid pension cost (included in other assets).............  $  7,947   $  6,879
                                                              ========   ========
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(48,362)  $(55,432)
                                                              ========   ========
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 48,362   $ 55,432
                                                              ========   ========

  NON-QUALIFIED PLANS

     The Company has a supplemental defined benefit plan for employees with long term service at AIL and EDO under which employees may receive an amount by which benefits earned under the pension plan exceed the limitations imposed by the Internal Revenue Code. The Company also has a supplemental retirement plan for officers and certain employees. Benefits are based on years of service and certain compensation that is excluded under the qualified plan. In November 2003 the plan was amended whereby benefits under the plan were frozen for all but two individuals as of December 31, 2003. Consequently, a curtailment charge of $0.9 million was recorded. The plan is unfunded and has no assets.

     The following is a table of the weighted average assumptions as of December 31 on each year:

RATE                                                          2003   2002   2001
----                                                          ----   ----   ----
Discount Rate...............................................  6.25%  6.75%  7.25%
Expected rate of Return on Assets...........................   n/a    n/a    n/a
Rate of Compensation Increase...............................  5.00%  4.95%  4.95%

     Total expenses under the non-qualified plans in 2003, 2002 and 2001 were $2.6 million, $1.4 million and $0.7 million, respectively. The supplemental plans of EDO and AIL were combined in 2001.

     A summary of the components of net periodic pension expense follows:

                                                               2003     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Service cost................................................  $  372   $  190
Interest on projected benefit obligation....................     802      815
Amortization of transitional assets.........................       3       32
Amortization of prior service cost..........................     184      141
Recognized net actuarial loss...............................     273      225
Effect of curtailment.......................................     942       --
                                                              ------   ------
Net pension expense.........................................  $2,576   $1,403
                                                              ======   ======

                        EDO CORPORATION AND SUBSIDIARIES

     Summarized below is the funded status of the combined supplemental plans as of December 31:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $ 13,047   $ 11,538
Service cost................................................       372        190
Interest cost...............................................       802        815
Benefits paid...............................................      (987)      (847)
Actuarial loss..............................................       158        951
Plan amendments.............................................        --        400
Effect of curtailment.......................................    (1,752)        --
                                                              --------   --------
Projected benefit obligation at end of year.................  $ 11,640   $ 13,047
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of the year..........  $     --   $     --
Employer contribution.......................................       987        847
Benefits paid...............................................      (987)      (847)
                                                              --------   --------
Fair value of plan assets at end of year....................  $     --   $     --
                                                              --------   --------
Funded status...............................................  $(11,640)  $(13,047)
Unrecognized net loss.......................................     2,338      4,204
Unrecognized prior service cost.............................       558      1,684
Unrecognized net obligation.................................         7         10
                                                              --------   --------
Accrued benefit cost........................................  $ (8,737)  $ (7,149)
                                                              ========   ========

     The accumulated benefit obligation at December 31, 2003 and 2002 exceeded the fair value of plan assets by $10.8 million and $11.0 million, respectively. The Company recorded an additional minimum liability of $2.1 million and $3.9 million in 2003 and 2002, respectively, and net of tax comprehensive income of $0.4 million and loss of $0.8 million were charged against shareholders' equity in 2003 and 2002, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued benefit cost (included in post-retirement benefits
  obligation)...............................................  $(8,737)  $(7,149)
                                                              =======   =======
Intangible asset (included in other assets).................  $   565   $ 1,694
                                                              =======   =======
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(2,062)  $(3,864)
                                                              =======   =======
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 1,497   $ 2,170
                                                              =======   =======

  401(K) PLANS

     The Company sponsors a 401(k) plan covering substantially all employees which provides for a match by the Company of 50% of the first 6% of employee contributions. The match is provided in the Company's common stock under the ESOP plan.

                        EDO CORPORATION AND SUBSIDIARIES

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

  EDO POST-RETIREMENT BENEFIT PLAN

     Post-retirement health care and life insurance expense (income) included the following components:

                                                              2003   2002   2001
                                                              ----   ----   -----
                                                                (IN THOUSANDS)
Service cost................................................  $ --   $ --   $  69
Interest cost...............................................   126    171     229
Curtailment gain............................................    --     --    (929)
                                                              ----   ----   -----
Total post-retirement health care and life insurance expense
  (income)..................................................  $126   $171   $(631)
                                                              ====   ====   =====

     In 2001, the Company recognized a curtailment gain as a result of a plan amendment whereby coverage will not be provided for future retirees.

     The funded status of the EDO post-retirement health care and life insurance benefits plan is as follows as of December 31:

                                                               2003     2002
                                                              ------   ------
                                                              (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
  Accumulated benefit obligation at beginning of year.......  $2,113   $2,317
  Interest cost.............................................     126      171
  Benefits paid.............................................    (432)    (448)
  Participant contributions.................................      27       31
  Actuarial loss............................................     608       42
                                                              ------   ------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $2,442   $2,113
Unrecognized net (loss) gain................................    (569)      39
                                                              ------   ------
Accrued post-retirement benefit cost........................  $1,873   $2,152
                                                              ======   ======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 6.25% and 6.75% at December 31, 2003 and 2002, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation. Since no increase above the said 5% rate is possible no effect would take place if the actual rate were above the assumed rate. A 1% decrease in the trend rate would decrease the benefit obligation at the end of the year by approximately $13,000 and the interest cost by $1,000.

                        EDO CORPORATION AND SUBSIDIARIES

  AIL POST-RETIREMENT BENEFIT PLAN

     Post-retirement expense included in the consolidated financial statements comprised the following:

                                                               2003    2002    2001
                                                              ------   -----   ----
                                                                 (IN THOUSANDS)
Service cost................................................  $  453   $ 313   $ 86
Interest cost...............................................     765     431    663
Recognized net actuarial loss (gain)........................      40    (269)   (11)
                                                              ------   -----   ----
Total post-retirement expense...............................  $1,258   $ 475   $738
                                                              ======   =====   ====

     The funded status of the AIL post-retirement benefit plan is as follows as of December 31:

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation..............................  $11,771   $ 8,737
Service cost................................................      453       313
Interest cost...............................................      765       431
Benefits paid...............................................     (441)     (449)
Actuarial (gain) loss.......................................     (291)    2,739
                                                              -------   -------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $12,257   $11,771
Unrecognized loss...........................................   (1,394)   (1,725)
                                                              -------   -------
Accrued post-retirement benefit cost........................  $10,863   $10,046
                                                              =======   =======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 6.25% and 6.75% at December 31, 2003 and 2002, respectively. The accumulated benefit obligation would not be affected by increases in healthcare costs for retirees since such costs are funded by the participants. Healthcare trend costs will only affect the amounts related to disabled participants. An increase of 1% in the trend rate would increase the benefit obligation at the end of the year by approximately $0.5 million and the interest cost and service cost by approximately $58,000. A decrease of 1% in the trend rate would decrease the benefit obligation at the end of the year by approximately $0.5 million and interest cost and service cost by approximately $52,000.

                        EDO CORPORATION AND SUBSIDIARIES

(17) COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2003, the following table is included. The Company is obligated under building and equipment leases expiring between 2004 and 2012. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. The Company's commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts which would be paid only if the Company failed to perform in accordance with the contract terms. The Company does not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                               PAYMENTS DUE IN:
                                           --------------------------------------------------------
                                                                                           2009 AND
                                           TOTAL    2004    2005    2006    2007    2008    BEYOND
                                           ------   -----   -----   ----   ------   ----   --------
                                                                (IN MILLIONS)
5.25% Convertible Subordinated Notes due
  2007...................................  $137.8   $  --   $  --   $ --   $137.8   $ --    $  --
Operating leases.........................    72.1    13.6    11.0    7.8      6.8    6.3     26.6
Letters of credit........................    53.7    26.0    27.4     --       --    0.3       --
Advance payment and performance bonds....     1.9     0.2      --     --       --     --      1.7
                                           ------   -----   -----   ----   ------   ----    -----
Total....................................  $265.5   $39.8   $38.4   $7.8   $144.6   $6.6    $28.3
                                           ======   =====   =====   ====   ======   ====    =====

     Rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to $10.7 million, $5.4 million and $4.7 million, respectively.

(18) LEGAL MATTERS

     The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and, accordingly, no liability has been recorded by the Company. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with the two operable units subject to the consent decree are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 2003, the discounted liability over the remainder of the twenty two years related to these two operable units is approximately $2.0 million of which approximately $0.3 million has been classified as current and is included in accrued liabilities. Approximately $0.6 million of the $2.0 million liability will be incurred over the next five years.

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

(19) BUSINESS SEGMENTS

     The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's continuing operations are

                        EDO CORPORATION AND SUBSIDIARIES
conducted in three business segments: Defense, Communications and Space Products, and Engineered Materials.

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

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 76%, 75% and 69% of net sales, which were 80%, 82% and 77% of Defense's net sales, 71%, 62% and 55% of Communications and Space Products' net sales and 49%, 42% and 41% of Engineered Materials' net sales for 2003, 2002 and 2001, respectively. International sales comprised 18%, 15% and 15% of net sales for 2003, 2002 and 2001, respectively. In addition, the Universal Exciter Upgrade program in the Defense segment comprised approximately 2%, 14% and 15% of net sales for 2003, 2002 and 2001, respectively.

     Principal products and services by segment are as follows:

DEFENSE SEGMENT

     - Electronic Warfare
     - Reconnaissance and Surveillance Systems
     - Integrated Combat Systems
     - Mobile Communication Systems
     - Rugged Computer and Electronics
     - Aircraft Armament
     - Undersea Warfare Sonar Systems
     - Airborne Mine Countermeasures Systems
     - Sonar Systems
     - Professional Services

COMMUNICATIONS AND SPACE PRODUCTS SEGMENT

     - Antenna Products
     - Interference Cancellation
     - Force Protection Technology

ENGINEERED MATERIALS SEGMENT

     - Electro-Ceramic Products
     - Integrated Composite Structures Products

                        EDO CORPORATION AND SUBSIDIARIES

     Information by segment on sales, operating earnings, identifiable assets, depreciation and amortization, and capital expenditures is as follows for each of the three years ended December 31:

                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales:
  Defense............................................  $360,001   $243,447   $183,454
  Communications and Space Products..................    55,458     47,262     39,998
  Engineered Materials...............................    45,208     38,167     36,509
                                                       --------   --------   --------
                                                       $460,667   $328,876   $259,961
                                                       --------   --------   --------
Operating earnings:
  Defense............................................  $ 35,062   $ 28,674   $ 21,927
  Communications and Space Products..................     3,583       (441)      (383)
  Engineered Materials...............................     2,385      3,150      4,603
  Impairment loss on Deer Park facility..............    (9,160)        --         --
  Curtailment (loss) gain............................      (942)    (1,998)       929
                                                       --------   --------   --------
                                                       $ 30,928   $ 29,385   $ 27,076
Net interest expense.................................    (8,152)    (4,956)    (2,216)
Other expense, net...................................       279        (95)      (971)
                                                       --------   --------   --------
Earnings from continuing operations before income
  taxes and cumulative effect of a change in
  accounting principle...............................  $ 23,055   $ 24,334   $ 23,889
                                                       --------   --------   --------
Identifiable assets:
  Defense............................................  $303,881   $224,017   $129,631
  Communications and Space Products..................    34,684     40,001     49,769
  Engineered Materials...............................    30,482     28,496     27,690
  Corporate..........................................   125,649    189,060     78,540
                                                       --------   --------   --------
                                                       $494,696   $481,574   $285,630
                                                       --------   --------   --------
Depreciation and amortization:
  Defense............................................  $ 12,551   $  7,440   $  6,081
  Communications and Space Products..................     2,335      1,895      2,438
  Engineered Materials...............................     1,893      1,800      2,029
  Corporate..........................................       286        186        848
                                                       --------   --------   --------
                                                       $ 17,065   $ 11,321   $ 11,396
                                                       --------   --------   --------
Capital expenditures:
  Defense............................................  $  4,309   $  3,587   $  7,896
  Communications and Space Products..................       956        816      4,308
  Engineered Materials...............................     2,347      1,819      1,479
  Corporate..........................................     1,253        871        615
                                                       --------   --------   --------
                                                       $  8,865   $  7,093   $ 14,298
                                                       ========   ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

     Acquisition-related costs in 2003 and 2002, including IPR&D, attributable to the Condor acquisition and in 2001 attributable to the EDO-AIL merger are included in the segments as follows:

                                                              2003   2002    2001
                                                              ----   ----   ------
                                                                 (IN THOUSANDS)
Defense.....................................................  $929   $567   $  937
Communications and Space Products...........................    --     --      184
Engineered Materials........................................    --     --      197
                                                              ----   ----   ------
Total.......................................................  $929   $567   $1,318
                                                              ====   ====   ======

(20) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003. There were no subsidiaries that would have been non-guarantor subsidiaries for 2002 and 2001. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                               EDO CORPORATION
                               PARENT COMPANY    SUBSIDIARY
                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents....     $ 69,877        $ 11,371       $ 5,168               --       $ 86,416
Marketable securities........          216              --            --               --            216
Accounts receivable, net.....       29,087         101,233         3,984               (1)       134,303
Inventories..................        5,320          26,124         3,289               --         34,733
Deferred income tax asset,
  net........................        3,594              --            --               --          3,594
Prepayments and other........        2,610           3,014           330               --          5,954
                                  --------        --------       -------        ---------       --------
Total current assets.........      110,704         141,742        12,771               (1)       265,216
Investment in subsidiaries...      261,950              --            --         (261,950)            --
Property, plant and
  equipment, net.............        6,966          20,674         3,715               --         31,355
Notes receivable.............        6,538              --            --               --          6,538
Goodwill.....................           --          82,919         9,608               --         92,527
Other intangible assets,
  net........................           --          42,276        13,622               --         55,898
Deferred income tax asset,
  net........................       21,774              --            --               --         21,774
Other assets.................       19,850           1,538            --               --         21,388
                                  --------        --------       -------        ---------       --------
                                  $427,782        $289,149       $39,716        $(261,951)      $494,696
                                  ========        ========       =======        =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities................     $ 34,061        $ 44,679       $ 6,004        $      (1)        84,743
Contract advances and
  deposits...................        2,788           5,407            --               --          8,195
                                  --------        --------       -------        ---------       --------
Total current liabilities....       36,849          50,086         6,004               (1)        92,938
Long-term debt...............      137,800              --            --               --        137,800
Deferred income tax
  liabilities, net...........          (82)             --            82               --             --
Post retirement benefits
  obligations................       61,035          10,863            --               --         71,898
Environmental obligation.....        1,728              --            --               --          1,728
Intercompany accounts........           --         126,326        26,611         (152,937)            --
Shareholders' equity:
Preferred shares.............           --              --            --               --             --
Common shares................       19,832              99            --              (99)        19,832
Additional paid-in capital...      150,097          25,221         6,486          (31,707)       150,097
Retained earnings............       69,059          80,878           548          (81,426)        69,059
Accumulated other
  comprehensive loss, net of
  income tax benefit.........      (29,512)             79           (15)             167        (29,281)
Treasury shares..............       (1,255)         (4,052)                         4,052         (1,255)
Unearned ESOP shares.........      (17,290)             --            --               --        (17,290)
Management group
  receivables................           --            (351)           --               --           (351)
Deferred compensation under
  Long-Term Incentive Plan...         (479)             --            --               --           (479)
                                  --------        --------       -------        ---------       --------
Total shareholders' equity...      190,452         101,874         7,019         (109,013)       190,332
                                  --------        --------       -------        ---------       --------
                                  $427,782        $289,149       $39,716        $(261,951)      $494,696
                                  ========        ========       =======        =========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2003

                               EDO CORPORATION
                               PARENT COMPANY    SUBSIDIARY
                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales....................      $91,420        $371,306       $16,047         $(18,106)      $460,667
Costs and expenses:
Cost of sales................       76,684         271,384         8,297          (18,106)       338,259
Selling, general and
  administrative.............        5,420          60,132         6,303               --         71,855
Research and development.....        2,970           5,210           414               --          8,594
Acquisition-related costs....          250             679            --               --            929
Benefit plan curtailment
  loss.......................          942              --            --               --            942
Impairment loss on Deer Park
  facility...................           --           9,160            --               --          9,160
                                   -------        --------       -------         --------       --------
                                    86,266         346,565        15,014          (18,106)       429,739
                                   -------        --------       -------         --------       --------
Operating Earnings...........        5,154          24,741         1,033               --         30,928
Non-operating income
  (expense)
Interest income..............          630             282            29               --            941
Interest expense.............       (9,093)             --            --               --         (9,093)
Other, net...................          (42)            321            --               --            279
                                   -------        --------       -------         --------       --------
                                    (8,505)            603            29               --         (7,873)
(Loss) earnings from
  continuing operations
  before income taxes........       (3,351)         25,344         1,062               --         23,055
Income tax (benefit)
  expense....................       (1,068)         10,198           514               --          9,644
                                   -------        --------       -------         --------       --------
(Loss) earnings from
  continuing operations......       (2,283)         15,146           548               --         13,411
Equity in undistributed
  earnings of subsidiaries...       15,694              --            --          (15,694)            --
                                   -------        --------       -------         --------       --------
                                    13,411          15,146           548          (15,694)        13,411
Earnings from discontinued
  operations.................        1,398              --            --               --          1,398
                                   -------        --------       -------         --------       --------
Net earnings.................      $14,809        $ 15,146       $   548         $(15,694)      $ 14,809
                                   =======        ========       =======         ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2003

                                               EDO CORPORATION
                                               PARENT COMPANY    SUBSIDIARY
                                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ---------------   ----------   --------------   ------------   ------------
Operating Activities:
Earnings from continuing operations..........     $ 13,411        $ 15,146        $  548         $(15,694)      $ 13,411
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation.................................        1,748          10,082           350               --         12,180
Amortization.................................            0           4,466           419               --          4,885
Deferred tax benefit.........................       (7,227)            387            --               --         (6,840)
Bad debt expense.............................           --             568            --               --            568
Loss (gain) on sale of property, plant and
  equipment..................................            6            (137)           --               --           (131)
Impairment loss on assets held for sale......                        9,160            --               --          9,160
Deferred compensation expense................          289              --            --               --            289
Non-cash Employee Stock Ownership Plan
  compensation expense.......................        3,281              --            --               --          3,281
Non-cash stock option compensation expense...          292              --            --               --            292
Dividends on unallocated Employee Stock
  Ownership Plan shares......................          292              --            --               --            292
Common shares issued for directors' fees.....          108              --            --               --            108
Income tax benefit from stock options........          328              --            --               --            328
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries...........      (15,694)             --            --           15,694             --
Intercompany.................................       33,636         (36,859)        3,223               --             --
Accounts receivable..........................       (4,500)            217         1,080               --         (3,203)
Inventories..................................       (4,228)          5,190           444               --          1,406
Prepayments and other assets.................        4,334            (295)           (7)              --          4,032
Contribution to defined benefit pension
  plan.......................................       (5,000)             --            --               --         (5,000)
Accounts payable, accrued liabilities and
  other......................................       22,406         (27,447)         (361)              --         (5,402)
Contract advances and deposits...............       (8,297)         (3,785)           --               --        (12,082)
                                                  --------        --------        ------         --------       --------
Cash provided (used) by continuing
  operations.................................       35,185         (23,307)        5,696               --         17,574
Net cash provided by discontinued
  operations.................................           79              --            --               --             79
Investing Activities:
Purchase of plant and equipment..............       (3,224)         (5,113)         (528)              --         (8,865)
Proceeds from sale of property, plant and
  equipment..................................           --          21,304            --               --         21,304
Payments received on notes receivable........          300           1,085            --               --          1,385
Purchase of marketable securities............          (23)             --            --               --            (23)
Restricted cash..............................       27,347              --            --               --         27,347
Cash paid for acquisitions, net of cash
  acquired...................................      (94,188)             --            --               --        (94,188)
                                                  --------        --------        ------         --------       --------
Cash (used) provided by investing
  activities.................................      (69,788)         17,276          (528)              --        (53,040)
Financing Activities:
Proceeds from exercise of stock options......          268              --            --               --            268
Proceeds from management group receivables...           --             242            --               --            242
Repayments of acquired debt..................       (8,660)             --            --               --         (8,660)
Payment of common share cash dividends.......       (2,367)             --            --               --         (2,367)
                                                  --------        --------        ------         --------       --------
Cash (used) provided by financing
  activities.................................      (10,759)            242            --               --        (10,517)
                                                  --------        --------        ------         --------       --------
Net decrease in cash and cash equivalents....      (45,283)         (5,789)        5,168               --        (45,904)
Cash and cash equivalents at beginning of
  year.......................................      115,160          17,160            --               --        132,320
                                                  --------        --------        ------         --------       --------
Cash and cash equivalents at end of year.....     $ 69,877        $ 11,371        $5,168         $     --       $ 86,416
                                                  ========        ========        ======         ========       ========

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2002

                                             EDO CORPORATION
                                             PARENT COMPANY    SUBSIDIARY
                                                  ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------   ----------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents..................     $115,160        $ 17,160            --       $132,320
Restricted cash............................       27,347              --            --         27,347
Marketable securities......................          193              --            --            193
Accounts receivable, net...................       24,587          76,001             6        100,594
Inventories................................        1,092          31,314            --         32,406
Deferred income tax asset, net.............      (10,202)         13,424            --          3,222
Prepayments and other......................        1,296           1,837            --          3,133
                                                --------        --------     ---------       --------
Total current assets.......................      159,473         139,736             6        299,215
Investment in subsidiaries.................      192,099              --      (192,099)            --
Property, plant and equipment, net.........        5,495          58,977            --         64,472
Notes receivable...........................        1,525           1,031            --          2,556
Goodwill...................................           --          61,352            --         61,352
Other intangible assets, net...............           --          11,867            --         11,867
Deferred income tax asset, net.............       20,439              --             -         20,439
Other assets...............................       20,467           1,206            --         21,673
                                                --------        --------     ---------       --------
                                                $399,498        $274,169     $(192,093)      $481,574
                                                ========        ========     =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities...     $ 23,438        $ 51,112     $       6       $ 74,556
Contract advances and deposits.............       11,085           9,192                       20,277
                                                --------        --------     ---------       --------
Total current liabilities..................       34,523          60,304             6         94,833
Long-term debt.............................      137,800              --            --        137,800
Deferred income tax liabilities, net.......      (12,227)         12,227            --              0
Post retirement benefits obligations.......       68,597          10,046            --         78,643
Environmental obligation...................        2,025              --                        2,025
Intercompany accounts......................           --         111,690      (111,690)            --
Shareholders' equity:
Preferred shares...........................           --              --            --             --
Common shares..............................       19,790              93           (93)        19,790
Additional paid-in capital.................      147,091          14,708       (14,708)       147,091
Retained earnings..........................       56,325          65,732       (65,732)        56,325
Accumulated other comprehensive loss, net
  of income tax benefit....................      (33,985)             86            --        (33,899)
Treasury shares............................       (1,321)           (124)          124         (1,321)
Unearned ESOP shares.......................      (18,541)             --                      (18,541)
Management group receivables...............           --            (593)           --           (593)
Deferred compensation under Long-Term
  Incentive Plan...........................         (579)             --            --           (579)
                                                --------        --------     ---------       --------
Total shareholders' equity.................      168,780          79,902       (80,409)       168,273
                                                --------        --------     ---------       --------
                                                $399,498        $274,169     $(192,093)      $481,574
                                                ========        ========     =========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2002

                                             EDO CORPORATION
                                             PARENT COMPANY    SUBSIDIARY
                                                  ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------   ----------   ------------   ------------
Continuing Operations:
Net Sales..................................      $87,154        $254,772      $(13,050)      $328,876
Costs and expenses:
Cost of sales..............................       68,827         185,073       (13,050)       240,850
Selling, general and administrative........        5,891          41,693            --         47,584
Research and development...................        3,698           4,794            --          8,492
Write-off of purchased in-process research
  and development and related costs........           42             525            --            567
Defined benefit pension plan curtailment
  loss.....................................        1,998              --            --          1,998
                                                 -------        --------      --------       --------
                                                  80,456         232,085       (13,050)       299,491
                                                 -------        --------      --------       --------
Operating Earnings.........................        6,698          22,687            --         29,385
Non-operating income (expense)
Interest income............................        1,515             214            --          1,729
Interest expense...........................       (6,685)             --            --         (6,685)
Other, net.................................         (301)            206            --            (95)
                                                 -------        --------      --------       --------
                                                  (5,471)            420            --         (5,051)
Earnings from continuing operations before
  income taxes.............................        1,227          23,107            --         24,334
Income tax expense.........................        1,048           9,294            --         10,342
                                                 -------        --------      --------       --------
Earnings from continuing operations........          179          13,813            --         13,992
Equity in undistributed earnings of
  subsidiaries.............................       10,450              --       (10,450)            --
                                                 -------        --------      --------       --------
                                                  10,629          13,813       (10,450)        13,992
Cumulative effect of a change in accounting
  principle, net of tax....................           --          (3,363)           --         (3,363)
                                                 -------        --------      --------       --------
Net earnings...............................      $10,629        $ 10,450      $(10,450)      $ 10,629
                                                 =======        ========      ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2002

                                                       EDO CORPORATION
                                                       PARENT COMPANY    SUBSIDIARY
                                                            ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ---------------   ----------   ------------   ------------
Operating Activities:
Earnings from continuing operations..................     $ 10,629        $10,450       $(10,450)      $ 10,629
Adjustments to earnings to arrive at cash provided by
  continuing operations:
Depreciation.........................................        1,751          8,614             --         10,365
Amortization.........................................           --            956                           956
Deferred tax benefit.................................       (2,984)            --             --         (2,984)
Write-off of purchased in-process research and
  development........................................           --            150             --            150
Bad debt expense.....................................           --            407             --            407
Loss on sale of property, plant and equipment........           --             53             --             53
Deferred compensation expense........................          201             --             --            201
Non-cash Employee Stock Ownership Plan compensation
  expense............................................        4,043             --             --          4,043
Dividends on unallocated Employee Stock Ownership
  Plan shares........................................          312             --             --            312
Common shares issued for directors' fees.............          142             --             --            142
Income tax benefit from stock options and Long-Term
  Incentive Plan.....................................          713             --             --            713
Cumulative effect of a change in accounting
  principle..........................................        3,363             --             --          3,363
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries...................      (10,450)            --         10,450             --
Intercompany.........................................        1,412         (1,412)            --             --
Accounts receivable..................................         (197)        (2,322)            --         (2,519)
Inventories..........................................          944         (3,870)            --         (2,926)
Prepayments and other assets.........................        3,859         (3,639)            --            220
Accounts payable, accrued liabilities and other......        9,136         (3,919)            --          5,217
Contract advances and deposits.......................       (3,484)         7,059             --          3,575
                                                          --------        -------       --------       --------
Cash provided by operations..........................       19,390         12,527             --         31,917
Investing Activities:
Purchase of plant and equipment......................       (3,099)        (3,994)            --         (7,093)
Payments received on notes receivable................          300             50             --            350
Proceeds from sale of property, plant and
  equipment..........................................           --              1                             1
Purchase of marketable securities....................           (3)            --             --             (3)
Restricted cash......................................      (27,347)            --             --        (27,347)
Cash paid for acquisitions, net of cash acquired.....      (59,024)            --             --        (59,024)
                                                          --------        -------       --------       --------
Cash used by investing activities....................      (89,173)        (3,943)            --        (93,116)
Financing Activities:
Issuance of convertible subordinated notes...........      137,800             --             --        137,800
Proceeds from exercise of stock options..............          486             --             --            486
Proceeds from management group receivables...........           --            252             --            252
Payment made on note payable.........................         (500)            --             --           (500)
Payment of common share cash dividends...............       (2,360)            --             --         (2,360)
                                                          --------        -------       --------       --------
Cash provided by financing activities................      135,426            252             --        135,678
                                                          --------        -------       --------       --------
Net increase in cash and cash equivalents............       65,643          8,836             --         74,479
Cash and cash equivalents at beginning of year.......       49,517          8,324             --         57,841
                                                          --------        -------       --------       --------
Cash and cash equivalents at end of year.............     $115,160        $17,160       $     --       $132,320
                                                          ========        =======       ========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2001

                                             EDO CORPORATION
                                             PARENT COMPANY    SUBSIDIARY
                                                  ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                             ---------------   ----------   ------------   ------------
Continuing Operations:
Net Sales..................................      $86,752        $181,406      $(8,197)       $259,961
Costs and expenses:
Cost of sales..............................       62,392         135,538       (8,197)        189,733
Selling, general and administrative........        4,351          29,662           --          34,013
Research and development...................        3,803           4,947           --           8,750
Write-off of merger-related costs..........        1,318              --           --           1,318
Postretirement curtailment gain............         (929)             --           --            (929)
                                                 -------        --------      -------        --------
                                                  70,935         170,147       (8,197)        232,885
                                                 -------        --------      -------        --------
Operating Earnings.........................       15,817          11,259           --          27,076
Non-operating income (expense)
Interest income............................          670             245           --             915
Interest expense...........................       (2,456)           (675)          --          (3,131)
Other, net.................................         (955)            (16)          --            (971)
                                                 -------        --------      -------        --------
                                                  (2,741)           (446)          --          (3,187)
Earnings from continuing operations before
  income taxes.............................       13,076          10,813           --          23,889
Income tax expense.........................        4,940           4,270           --           9,210
                                                 -------        --------      -------        --------
Earnings from continuing operations........        8,136           6,543           --          14,679
Equity in undistributed earnings of
  subsidiaries.............................        6,543              --       (6,543)             --
                                                 -------        --------      -------        --------
                                                  14,679           6,543       (6,543)         14,679
Discontinued operations....................          273              --           --             273
                                                 -------        --------      -------        --------
Net earnings...............................      $14,952        $  6,543      $(6,543)       $ 14,952
                                                 =======        ========      =======        ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2001

                                                              EDO CORPORATION
                                                              PARENT COMPANY    SUBSIDIARY
                                                                   ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                              ---------------   ----------   ------------   ------------
Operating Activities:
Earnings from operations....................................     $ 14,679        $  6,543      $(6,543)       $ 14,679
Adjustments to earnings to arrive at cash (used) provided by operations:
Depreciation................................................        1,529           8,157           --           9,686
Amortization................................................          717             993           --           1,710
Deferred tax expense........................................        5,941              --           --           5,941
Real estate tax assessment adjustment.......................           --           7,846           --           7,846
Bad debt expense............................................           30             190           --             220
Gain on repurchase of debentures............................         (171)             --           --            (171)
Gain on sale of property, plant and equipment...............           --             (76)          --             (76)
Gain on sale of marketable securities.......................          (81)             --           --             (81)
Deferred compensation expense...............................          271              --           --             271
Non-cash Employee Stock Ownership Plan compensation
  expense...................................................        1,781              --           --           1,781
Dividends on unallocated Employee Stock Ownership Plan
  shares....................................................           80              --           --              80
Non-cash compensation expense...............................          276              --           --             276
Common shares issued for directors' fees....................          157              --           --             157
Income tax benefit from stock options and Long-Term
  Incentive Plan............................................        1,118              --           --           1,118
Changes in operating assets and liabilities, excluding
  effects of acquisitions:
Equity in earnings of subsidiaries..........................       (6,543)             --        6,543              --
Intercompany................................................      (12,383)         12,383           --              --
Accounts receivable.........................................       (2,880)         (7,873)          --         (10,753)
Inventories.................................................        4,352          (2,319)          --           2,033
Prepayments and other assets................................       (6,243)          5,614           --            (629)
Accounts payable, accrued liabilities and other.............         (890)         (4,084)          --          (4,974)
Contract advances and deposits..............................      (12,713)         (2,304)          --         (15,017)
                                                                 --------        --------      -------        --------
Cash (used) provided by operations..........................      (10,973)         25,070           --          14,097
Investing Activities:
Purchase of plant and equipment.............................       (1,754)        (12,544)          --         (14,298)
Payments received on notes receivable.......................          300              47           --             347
Proceeds from sale of property, plant and equipment.........           --             280           --             280
Purchase of marketable securities...........................          (59)             --           --             (59)
Sale or redemption of marketable securities.................       14,455              --           --          14,455
Cash paid for acquisitions, net of cash acquired............      (13,938)             --           --         (13,938)
                                                                 --------        --------      -------        --------
Cash used by investing activities...........................         (996)        (12,217)          --         (13,213)
Financing Activities:
Proceeds from exercise of stock options.....................        1,892              --           --           1,892
Proceeds from management group receivables..................           --             375           --             375
Proceeds from sale of stock in public offering, net of
  expenses..................................................       81,491              --           --          81,491
Borrowings under revolver...................................       20,800              --           --          20,800
Repayments of borrowings under revolver.....................      (20,800)             --           --         (20,800)
Repayments of long-term debt................................      (14,450)         (2,850)          --         (17,300)
Repurchase of debentures....................................       (3,184)             --           --          (3,184)
Purchase of treasury shares.................................       (1,020)             --           --          (1,020)
Payment of EDO ESOP loan obligation.........................       (4,891)             --           --          (4,891)
Payment made on note payable................................         (500)             --           --            (500)
Payment of common share cash dividends......................       (1,920)             --           --          (1,920)
Payment of preferred share cash dividends...................         (194)             --           --            (194)
                                                                 --------        --------      -------        --------
Cash provided (used) by financing activities................       57,224          (2,475)          --          54,749
                                                                 --------        --------      -------        --------
Net increase in cash and cash equivalents...................       45,255          10,378           --          55,633
Cash and cash equivalents at beginning of year..............        4,262          (2,054)                       2,208
                                                                 --------        --------      -------        --------
Cash and cash equivalents at end of year....................     $ 49,517        $  8,324      $    --        $ 57,841
                                                                 ========        ========      =======        ========

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
EDO Corporation

     We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1(g) to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standard No. 142,"Goodwill and Other Intangible Assets."

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 13, 2004

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited quarterly financial information for 2003 and 2002 (in thousands, except per share amounts).

                                    FIRST QUARTER         SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                  ------------------    -------------------   ------------------   -------------------
                                   2003       2002        2003       2002       2003      2002       2003       2002
                                  -------   --------    --------    -------   --------   -------   --------   --------
Net sales from continuing
  operations....................  $94,377   $ 66,909    $111,736    $73,719   $118,783   $85,104   $135,771   $103,144
Net earnings (loss):
  Continuing operations.........    2,982(a)    2,810     (1,626)(b)   3,074     5,559(c)   3,371(d)    6,496(e)    4,737(f)
  Discontinued operations.......       --         --       1,398         --         --        --         --         --
Cumulative effect of a change in
  accounting principle, net of
  tax...........................       --     (3,363)(g)       --        --         --        --         --         --
                                  -------   --------    --------    -------   --------   -------   --------   --------
Earnings (loss).................    2,982       (553)       (228)     3,074      5,559     3,371      6,496      4,737
Earnings (loss) per share:
  Basic:
    Continuing operations.......     0.17       0.17       (0.09)      0.18       0.32      0.20       0.37       0.28
    Discontinued operations.....       --         --        0.08         --         --        --         --         --
    Cumulative effect of a
      change in accounting
      principle, net of tax.....       --      (0.20)         --         --         --        --         --         --
                                  -------   --------    --------    -------   --------   -------   --------   --------
    Earnings (loss) -- Basic....     0.17      (0.03)      (0.01)      0.18       0.32      0.20       0.37       0.28
  Diluted:
    Continuing operations.......     0.17       0.16       (0.09)      0.18       0.30      0.19       0.34       0.26
    Discontinued operations.....       --         --        0.08         --         --        --         --         --
    Cumulative effect of a
      change in accounting
      principle, net of tax:....       --      (0.20)         --         --         --        --         --         --
                                  -------   --------    --------    -------   --------   -------   --------   --------
  Earnings (loss) -- Diluted....     0.17      (0.04)      (0.01)      0.18       0.30      0.19       0.34       0.26
                                  -------   --------    --------    -------   --------   -------   --------   --------

---------------

(a) Includes acquisition-related costs of $0.2 million.

(b) Includes acquisition-related costs of $0.2 million and an impairment loss on the facility at Deer Park of $9.2 million.

(c) Includes acquisition-related costs of $0.2 million.

(d) Includes write-off of purchased in-process research and development costs of $0.2 million and acquisition-related costs of $0.2 million.

(e) Includes acquisition-related costs of $0.3 million and a $0.9 million non-qualified pension plan curtailment loss.

(f) Includes acquisition-related costs of $0.2 million and a $2.0 million defined benefit pension plan curtailment loss.

(g) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," the Company recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See
    Note 1(g) to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, EDO carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with the participation of its management, including its Review and Disclosure Committee, its Chief Executive Officer and its Chief Financial Officer. The Chief Executive Officer and Chief Financial Officer concluded that EDO's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

     There were no changes in EDO's internal controls over financial reporting during EDO's last fiscal quarter that have materially affected, or are likely to materially affect internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 (except to the extent set forth in this Item) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 27, 2004.

                               EXECUTIVE OFFICERS

NAME                                        AGE   POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                        ---   --------------------------------------------
James M. Smith............................  62    Chairman of the Board (since May 2002) President
                                                  and Chief Executive Officer (since April 2000).
                                                  Previously, he was President and CEO of AIL
                                                  Systems, Inc.
Frederic B. Bassett.......................  57    Vice President (since September 2002), Chief
                                                  Financial Officer and Treasurer (since January
                                                  2003). Prior thereto, he was Vice President,
                                                  Treasurer and Chief Financial Officer of Condor
                                                  Systems, Inc. (December 2000-July 2002). Prior
                                                  thereto, he was U.S. Operations Controller for the
                                                  Howmet Division of Alcoa.
Patricia D. Comiskey......................  53    Vice President-Human Resources (since June 2001)
                                                  and Assistant Secretary (since September 2000).
                                                  Previously, she was Director -- Corporate Human
                                                  Resources (since September 2000). Prior thereto she
                                                  was Director -- Human Resources and Assistant
                                                  Secretary of AIL Systems, Inc.
George Fox................................  61    Vice President-Electronic Systems Group (since May
                                                  2000). Previously, he was Director of Operations of
                                                  AIL Systems, Inc. (since 1998). Prior thereto, he
                                                  was Director of Programs of AIL Systems, Inc.
                                                  (since 1997).
William J. Frost..........................  62    Vice President-Administration and Shareholder
                                                  Relations (since April 2000) and Secretary (since
                                                  May 2001).
Milo Hyde.................................  50    Vice President -- Systems & Analysis Group (since
                                                  April 2000); prior thereto, he served as Systems
                                                  and Analysis Group General Manager.
Harvey N. Kreisberg.......................  67    Vice President-Corporate Development (since January
                                                  2001). Prior thereto, he was
                                                  Director -- Diversified Products Group of AIL
                                                  Systems, Inc.

NAME                                        AGE   POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                        ---   --------------------------------------------
Frank Otto................................  54    Executive Vice President (since September 2002) and
                                                  Chief Operating Officer (since February 2004).
                                                  Prior thereto, he was Vice President -- Integrated
                                                  Systems and Structures Group (January
                                                  2001-September 2002). Prior thereto, he was General
                                                  Manager of the Marine and Aircraft Systems
                                                  Division.
Lisa M. Palumbo...........................  45    Vice President, General Counsel and Assistant
                                                  Secretary (since April 2002). Previously, she was
                                                  Senior Vice President, General Counsel and
                                                  Secretary of Moore Corporation Ltd. (from March to
                                                  September 2001), and prior thereto, Vice President
                                                  and General Counsel of Rayonier, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 27, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 27, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 27, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 27, 2004.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2003 and 2002

     Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO   CHARGED TO   NET WRITE-    BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER         OFFS/        END OF
DESCRIPTION                                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                              ------------   ----------   ----------   -----------   ----------
                                                                  (IN THOUSANDS)
Year ended December 31, 2003:
  Allowance for doubtful accounts......     $1,023         568         216(a)        (448)        $1,359
Year ended December 31, 2002:
  Allowance for doubtful accounts......     $  893         407          44(b)        (321)        $1,023
Year ended December 31, 2001:
  Allowance for doubtful accounts......     $  981         220          63(c)        (371)        $  893

---------------

(a) Amounts acquired as a result of purchase of Emblem Group Ltd. on June 16, 2003, Darlington, Inc. on March 10, 2003, and Advanced Engineering & Research Associates, Inc. on February 5, 2003.

(b) Amount acquired as a result of purchase of Condor Systems, Inc. on July 26, 2002.

(c) Amount acquired as a result of purchase of Dynamic Systems, Inc. on October 9, 2001.

3.  EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
 2(a)       Agreement and Plan of Merger by and among the Company, EDO
            Acquisition III Inc. and AIL Technologies Inc. as amended
            and restated dated January 2, 2000 (incorporated herein by reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1999, Exhibit 2(a)).
 2(b)       Management Stock Purchase Agreement dated as of January 2,
            2000 between the Company as Buyer and eleven individuals as
            Sellers, relating to the purchase and sale of shares of
            common stock of AIL Technologies Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(b)).
 2(c)       Stock Purchase Agreement dated as of January 2, 2000 between the Company, as Buyer, and Defense Systems Holding Co., as
            Seller, relating to the purchase and sale of shares of
            common and preferred stock of AIL Technologies Inc.
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1999, Exhibit 2(c)).
 2(d)       Stock Purchase Agreement dated as of October 9, 2001, by EDO
            Acquisition II, Inc. and the former stockholders of Dynamic
            Systems, Inc., with a list of the schedules and exhibits
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2001, Exhibit 2(d)).
 2(e)       Amended and Restated Asset Purchase Agreement and Amendment
            1 thereto, dated as of May 31, 2002, between EDO Acquisition
            IV Inc., a wholly-owned subsidiary of the Company, as Buyer and Condor Systems Inc. and CEI Systems, Inc. as Seller
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K dated July 26, 2002, Exhibits 2.1 and
            2.2).

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
 2(f)       Stock Purchase Agreement, dated as of February 5, 2003,
            between EDO Professional Services Inc, a wholly-owned
            subsidiary of the Company, as Buyer and four individuals as
            Sellers (incorporated herein by reference to the Company's
            Current Report on Form 8-K dated February 5, 2003, Exhibit
            2.1).
 2(g)       Stock Purchase Agreement, dated as of March 10, 2003, by the
            Company, as Buyer, and three individuals as Sellers
            (incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2003, Exhibit 2.1).
 3(a)(1)*   Restated Certificate of Incorporation of the Company dated
            May 15, 2003.
 3(b)*      By-Laws of the Company as amended December 1, 2003.
 4(a)       Indenture, dated as of April 2, 2002, by and between the
            Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, Exhibit
            4(a)).
 4(b)       Registration Rights Agreement, dated as of April 2, 2002, by and among the Company and Salomon Smith Barney, Inc., SG
            Cowen Securities Corporation and Robertson Stephens, Inc.,
            as representatives of the initial purchasers (incorporated herein by reference to the Company's Quarterly Report on
            Form 10-Q for the quarterly period ended March 30, 2002,
            Exhibit 4(b)).
10(a)(1)    Credit Agreement, dated as of November 8, 2002, by and among the Company and AIL Systems Inc., with Citibank N.A., Fleet
            National Bank, Wachovia Bank, N.A., et al. (incorporated
            herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 2002, Exhibit
            10(a)(1))
10(a)(2)    Amendment No. 1, dated December 20, 2002, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(2)).
10(a)(3)    Amendment No. 2, dated February 4, 2003, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(3)).
10(a)(4)    Amendment No. 3, dated February 28, 2003, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(4)).
10(b)       EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, Exhibit
            10(a)).
10(c)*      EDO Corporation 2002 Long-Term Incentive Plan as amended
            January 1, 2004.
10(d)       Executive Life Insurance Plan Agreements, as amended through
            January 23, 1990, between the Company and 28 employees and retirees (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994, Exhibit 10(g)).
10(e)       Form of Directors' and Officers' Indemnity Agreements
            between the Company and 24 current Company directors and
            officers (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996, Exhibit 10(d)).
10(f)*      EDO Corporation Nonqualified Deferred Compensation Plan,
            effective January 1, 2004.
10(g)       EDO Corporation 1997 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to the Company's
            Registration Statement on Form S-8, File No. 333-77865,
            dated May 6, 1999).
10(h)       EDO Corporation 2002 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(h)).
10(i)       EDO Corporation Compensation Plan for Directors
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1998, Exhibit 10(g)).

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
10(j)       Supplemental Executive Retirement Plan, dated July 1, 2001
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2001, Exhibit 10(i)).
10(k)       Employment Agreement, dated as of February 1, 2003, by and between EDO Corporation and James M. Smith (incorporated
            herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 2002, Exhibit
            10(k)).
10(l)       Change in Control Agreement dated March 3, 2003 between the
            Company and Frederic B. Bassett (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(l)).
10(m)       Change in Control Agreement dated March 21, 2003 between the
            Company and Patricia D. Comiskey (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(m)).
10(n)       Change in Control Agreement dated March 25, 2003 between the
            Company and George P. Fox, Jr. (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(n)).
10(o)       Change in Control Agreement dated March 21, 2003 between the
            Company and William J. Frost (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(o)).
10(p)       Change in Control Agreement dated March 22, 2003 between the
            Company and Milo Hyde (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10(p)).
10(q)       Change in Control Agreement dated March 21, 2003 between the
            Company and Harvey N. Kreisberg (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(q)).
10(r)       Change in Control Agreement dated March 26, 2003 between the
            Company and Frank W. Otto (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10(r)).
10(s)       Change in Control Agreement dated May 1, 2003 between the
            Company and Lisa M. Palumbo (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(s)).
10(t)*      Form of Amendment to the Change in Control Agreement.
10(u)*      Form of 2004 Restricted Share and Retention Incentive Award
            Agreement.
10(v)*      Form of 2003 Stock Option Agreement.
10(w)       Consent Decree, entered on November 25, 1992, amongst the
            United States, the Company, Plessey, Inc., Vernitron
            Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1998.
14*         EDO Corporation Standards Ethical Business Conduct for all
            EDO Employees.
21*         List of Subsidiaries.
23*         Consent of Independent Auditors.
24*         Powers of Attorney (included on the signature page).
31.1*       Certification of Chief Executive Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
31.2*       Certification of Chief Financial Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
32*         Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

     (b) Reports on 8-K

     The following reports on 8-K were filed during the three months ended on December 31, 2003:

DATE OF REPORT                             ITEMS REPORTED
--------------                             --------------
November 5, 2003    Earnings Release, dated November 5, 2003, announcing
                    financial results for the quarter ended September 27, 2003.
December 23, 2003   Adding a footnote to the Company's Consolidated Financial
                    Statements containing condensed consolidating financial
                    information for the Registrant's subsidiaries which are
                    expected to guarantee the indebtedness the Registrant may
                    issue pursuant to its shelf registration statement on Form
                    S-3 filed with the Securities and Exchange Commission on
                    December 23, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal executive officer, thereunto duly authorized.

                                          EDO CORPORATION (REGISTRANT)

                                          By:      /s/ JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                               President and Chief Executive
                                                           Officer

Dated: March 5, 2004

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa M. Palumbo and William J. Frost, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2003 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 5, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                        TITLE
              ---------                                        -----

          /s/ JAMES M. SMITH              Chairman, President, Chief Executive Officer and
--------------------------------------         Director (principal executive officer)
           (James M. Smith)


       /s/ FREDERIC B. BASSETT                Vice President -- Finance, Treasurer and
--------------------------------------                Chief Financial Officer
        (Frederic B. Bassett)               (principal financial and accounting officer)


         /s/ ROBERT E. ALLEN                                  Director
--------------------------------------
          (Robert E. Allen)


          /s/ ROBERT ALVINE                                   Director
--------------------------------------
           (Robert Alvine)


          /s/ GEORGE M. BALL                                  Director
--------------------------------------
           (George M. Ball)


         /s/ DENNIS C. BLAIR                                  Director
--------------------------------------
          (Dennis C. Blair)

              SIGNATURE                                        TITLE
              ---------                                        -----


        /s/ ROBERT M. HANISEE                                 Director
--------------------------------------
         (Robert M. Hanisee)


                                                              Director
--------------------------------------
         (Michael J. Hegarty)


         /s/ LESLIE F. KENNE                                  Director
--------------------------------------
          (Leslie F. Kenne)


         /s/ RONALD L. LEACH                                  Director
--------------------------------------
          (Ronald L. Leach)


                                                              Director
--------------------------------------
             (James Roth)