Form 10-Q
period 2004-03-27
EDO CORP
filed 2004-05-03
CIK 31617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 1-3985

                          -----------------------------

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

                                 (212) 716-2000
              (Registrant's telephone number, including area code)

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

         The number of shares of EDO common stock outstanding as of April 19, 2004 was 19,933,791 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

PART I            Financial Information

          ITEM 1  Financial Statements..........................................................................    3

                  Consolidated Balance Sheets -
                   March 27, 2004 and December 31, 2003.........................................................    3

                  Consolidated Statements of Earnings -
                   Three Months Ended March 27, 2004 and March 29, 2003.........................................    4

                  Consolidated Statements of Cash Flows -
                   Three Months Ended March 27, 2004 and March 29, 2003.........................................    5

                  Notes to Consolidated Financial Statements....................................................    6

          ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...................................................................................   14

          ITEM 3  Quantitative and Qualitative Disclosures about Market Risk....................................   20

          ITEM 4  Controls and Procedures.......................................................................   20

PART II           Other Information

          ITEM 6  Exhibits and Reports on Form 8-K..............................................................   20

Signature Page..................................................................................................   21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 27,      DECEMBER 31,
                                                                                         2004             2003
                                                                                     --------------  --------------
                                                                                      (UNAUDITED)
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                          SHARE AND PER SHARE
                                                                                                AMOUNTS)
                                     ASSETS

Current assets:

  Cash and cash equivalents .....................................................      $  65,823       $  86,632
  Accounts receivable, net ......................................................        142,034         134,303
  Inventories ...................................................................         43,462          34,733
  Deferred income tax asset, net ................................................          3,594           3,594
  Prepayments and other .........................................................          7,721           5,954
                                                                                       ---------       ---------
     Total current assets .......................................................        262,634         265,216
                                                                                       ---------       ---------
Property, plant and equipment, net ..............................................         30,755          31,355
Notes receivable ................................................................          6,604           6,538
Goodwill ........................................................................         92,550          92,527
Other intangible assets, net ....................................................         54,465          55,898
Deferred income tax asset, net ..................................................         21,655          21,774
Other assets ....................................................................         20,286          21,388
                                                                                       ---------       ---------
                                                                                       $ 488,949       $ 494,696
                                                                                       =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................................      $  15,587       $  22,801
  Accrued liabilities ...........................................................         57,489          61,942
  Contract advances and deposits ................................................          8,256           8,195
                                                                                       ---------       ---------
     Total current liabilities ..................................................         81,332          92,938
                                                                                       ---------       ---------
Long-term debt ..................................................................        137,800         137,800
Post-retirement benefits obligations ............................................         72,225          71,898
Environmental obligation ........................................................          1,768           1,728
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares .............................................................             --              --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 20,014,170 issued in 2004 and 19,832,108 issued in 2003 .         20,014          19,832
  Additional paid-in capital ....................................................        154,453         150,097
  Retained earnings .............................................................         72,389          69,059
  Accumulated other comprehensive loss, net of income tax
     benefit ....................................................................        (29,247)        (29,281)
  Treasury shares at cost (91,979 shares in 2004 and 88,128 shares in 2003 ) ....         (1,371)         (1,255)
  Unearned Employee Stock Ownership Plan shares .................................        (16,978)        (17,290)
  Deferred compensation under Long-Term Incentive Plan ..........................         (3,202)           (479)
  Management group receivables ..................................................           (234)           (351)
                                                                                       ---------       ---------
     Total shareholders' equity .................................................        195,824         190,332
                                                                                       ---------       ---------
                                                                                       $ 488,949       $ 494,696
                                                                                       =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       FOR THE THREE MONTHS ENDED
                                                        MARCH 27,       MARCH 29,
                                                          2004            2003
                                                     ---------------   ----------
                                                               (UNAUDITED)
                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS)
  NET SALES ......................................      $ 110,877       $ 94,377
                                                        ---------       --------

  COSTS AND EXPENSES
   Cost of sales .................................         80,658         69,830
   Selling, general and administrative ...........         20,087         15,207
   Research and development ......................          1,465          1,990
   Acquisition-related costs .....................             --            205
                                                        ---------       --------
                                                          102,210         87,232
                                                        ---------       --------
  OPERATING EARNINGS .............................          8,667          7,145

  NON-OPERATING INCOME (EXPENSE)
   Interest income ...............................            242            235
   Interest expense ..............................         (2,223)        (2,227)
   Other, net ....................................             22             33
                                                        ---------       --------
                                                           (1,959)        (1,959)
                                                        ---------       --------
Earnings before income taxes .....................          6,708          5,186
Income tax expense ...............................         (2,851)        (2,204)
                                                        ---------       --------
NET EARNINGS AVAILABLE FOR COMMON SHARES .........      $   3,857       $  2,982
                                                        =========       ========
NET EARNINGS PER COMMON SHARE:
   Basic .........................................      $    0.22       $   0.17
                                                        =========       ========
   Diluted .......................................      $    0.22       $   0.17
                                                        =========       ========

Weighted-average common shares outstanding:
  Basic ..........................................         17,549         17,230
                                                        =========       ========
  Diluted ........................................         17,834         17,472
                                                        =========       ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE THREE MONTHS ENDED
                                                                       MARCH 27,      MARCH 29,
                                                                         2004           2003
                                                                    --------------  -------------
                                                                             (UNAUDITED)
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations ......................................      $  3,857       $   2,982
  Adjustments to earnings to arrive at cash provided by
     operations:
     Depreciation ...............................................         2,585           2,895
     Amortization ...............................................         1,441             940
     Bad debt expense ...........................................            --             180
     Deferred tax provision .....................................           119              --
     Loss on disposal of property, plant and equipment ..........             6              33
     Deferred compensation expense ..............................           201              57
     Non-cash Employee Stock Ownership Plan compensation
       expense ..................................................         1,051             766
     Dividends on unallocated Employee Stock Ownership Plan
       shares ...................................................            70              75
     Common shares issued for directors' fees ...................            31              23
     Income tax benefit from stock options and Long-Term
       Incentive Plan ...........................................           353              33
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable ......................................        (7,731)          2,115
       Inventories ..............................................        (8,729)         (2,399)
       Prepayments and other assets .............................          (814)           (304)
       Accounts payable, accrued liabilities and other ..........       (11,425)         (8,829)
       Contract advances and deposits ...........................            61          (4,359)
                                                                       --------       ---------
Cash used by operations .........................................       (18,924)         (5,792)
                                                                       --------       ---------

INVESTING ACTIVITIES:
  Purchase of plant and equipment ...............................        (1,991)         (2,112)
  Payments received on notes receivable .........................            75              88
  Release of restricted cash ....................................            --          16,181
  Purchase of marketable securities .............................            --              (1)
  Cash paid for acquisitions, net of cash acquired ..............            --         (65,182)
                                                                       --------       ---------
Cash used by investing activities ...............................        (1,916)        (51,026)
                                                                       --------       ---------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options .......................           511              47
  Proceeds from management group receivables ....................           117             125
  Repayments of acquired debt ...................................            --          (8,660)
  Payment of common share cash dividends ........................          (597)           (591)
                                                                       --------       ---------
Cash provided (used) by financing activities ....................            31          (9,079)
                                                                       --------       ---------
Net decrease in cash and cash equivalents .......................       (20,809)        (65,897)
Cash and cash equivalents at beginning of year ..................        86,632         132,320
                                                                       --------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................      $ 65,823       $  66,423
                                                                       ========       =========

Supplemental disclosures:
  Cash paid for:
     Interest ...................................................       $    --       $      --
                                                                       ========       =========
     Income taxes ...............................................      $ 4 ,583       $   3,633
                                                                       ========       =========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2003 filed by the Company on Form 10-K with the Securities and Exchange Commission.

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

(2) STOCK-BASED COMPENSATION

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

                                                                      FOR THE THREE MONTHS ENDED
                                                                        MARCH 27,      MARCH 29,
                                                                         2004             2003
                                                                     -------------     ---------
                                                                       (IN THOUSANDS, EXCEPT PER
                                                                             SHARE AMOUNTS)
Earnings:
  As reported ...................................................      $   3,857       $   2,982
  Stock option compensation expense based on fair value
     method, net of tax .........................................           (425)           (439)
                                                                       ---------       ---------
  Pro forma .....................................................      $   3,432       $   2,543
                                                                       =========       =========
Basic earnings per common share:
  As reported ...................................................      $    0.22       $    0.17
  Pro forma .....................................................      $    0.20            0.15
Diluted earnings per common share:
  As reported ...................................................      $    0.22       $    0.17
  Pro forma .....................................................      $    0.19            0.15
                                                                       =========       =========

(3) ACQUISITIONS

         On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology unit in England, now known as EDO (UK) Ltd., and Artisan Technologies, Inc. subsidiary in the United States, now known as EDO Artisan. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was (pound)16.3 million ($27.3 million), excluding transaction costs of approximately $1.9 million. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

         On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria,Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition is expected to enhance the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The purchase price was $25.6 million, excluding transaction costs of approximately $0.3 million. In addition, the Company acquired and immediately paid off debt of $4.9 million. Darlington became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

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

         Unaudited pro forma results of operations, assuming the acquisitions of Emblem, Darlington, and AERA had been completed at the beginning of each period are summarized below. The results reflect adjustments to net sales, cost of sales, amortization expense, compensation expense, purchased in-process research and development costs, interest income and expense and income tax expense. The interest rate used in determining pro forma adjustments to interest income or expense was based on the average yield of the Company's invested cash and cash equivalents and approximated 1.0% for the period presented below.

                                           FOR THE THREE MONTHS ENDED
                                                    MARCH 29,
                                                      2003
                                                      ----
                                           (IN THOUSANDS, EXCEPT PER
                                                 SHARE AMOUNTS)
Net Sales ..............................            $115,942
                                                    ========
Earnings available for common shares ...            $  5,148
                                                    ========
Diluted earnings per common share ......            $   0.28
                                                    ========

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the period, or of the results which may occur in the future.

         The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                             EMBLEM       DARLINGTON        AERA
                           AT JUNE 16,   AT MARCH 10,   AT FEBRUARY 5,
                              2003           2003           2003
Current assets              $  9,314       $ 11,943       $ 13,022
Plant and equipment            3,537          1,534          1,048
Customer contracts and
   relationships               7,698         14,400         17,100
Purchased technologies         5,355              -              -
Non-compete agreements           318             30          2,420
Tradename                        669            400            500
Goodwill                       9,608         13,462         11,649
Other assets                       -            446            414
Liabilities                   (7,257)       (16,326)        (7,791)
                            --------       --------       --------
Total purchase price        $ 29,242       $ 25,889       $ 38,362
                            ========       ========       ========

         Adjustments resulting from the settlement of purchase prices on AERA and Darlington have been made. Adjustments related to the settlement of the Emblem purchase price are expected to be determined in the first half of 2004.

(4) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

         Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

         In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets.

         The changes in the carrying amount of goodwill by segment for the three months ended March 27, 2004 are as follows:

                                                     COMMUNI-
                                                      CATIONS
                                                     AND SPACE
                                         DEFENSE     PRODUCTS       TOTAL
                                         -------     --------      -------
                                                  (IN THOUSANDS)
Balance as of January 1, 2004 .....      $90,866      $ 1,661      $92,527
Adjustment of certain AERA
  liabilities .....................           23           --           23
                                         -------      -------      -------
Balance as of March 27, 2004 ......      $90,889      $ 1,661      $92,550
                                         =======      =======      =======

         Summarized below are intangible assets subject to amortization.

                                                                                MARCH 27,    DECEMBER 31,
                                                                                  2004           2003             LIFE
                                                                                --------       --------           ----
                                                                                     (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisitions of DSI/AERA/Darlington/Emblem .............................      $  3,118       $  3,118       1-5 years
Purchased technologies related to the acquisitions of Condor/Emblem ......        17,003         17,003       8-20 years
Customer contracts and relationships related to the acquisitions
 of AERA/Darlington/Emblem ...............................................        39,198         39,198       10-20 years
Tradename related to the acquisitions of
AERA/Darlington/Emblem ...................................................         1,569          1,569       5-10 years
Other intangible assets related to the acquisition of Condor .............           916            916       2 years
                                                                                --------       --------
                                                                                  61,804         61,804
Less accumulated amortization ............................................        (7,339)        (5,906)
                                                                                --------       --------
                                                                                $ 54,465       $ 55,898
                                                                                ========       ========

         The amortization expense for the three months ended March 27, 2004 and March 29, 2003 amounted to $1.4 million and $0.9 million, respectively. Total amortization expense for 2004, 2005, 2006, 2007, 2008 and thereafter related to these intangible assets is estimated to be $5.5 million, $5.2 million, $5.2 million, $5.2 million, $4.6 million and $30.2 million, respectively.

         All intangible assets other than goodwill are subject to amortization.

(5) INVENTORIES

         Inventories are summarized by major classification as follows:

                                                            MARCH 27,    DECEMBER 31,
                                                              2004          2003
                                                            --------       --------
                                                                 (IN THOUSANDS)
Raw material and supplies ............................      $  8,773       $  8,624
Work-in-process ......................................        44,488         38,052
Finished goods .......................................         1,774          1,870
             Less: Unliquidated progress payments ....       (11,573)       (13,813)
                                                            --------       --------
                                                            $ 43,462       $ 34,733
                                                            ========       ========

(6) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                  FOR THE THREE MONTHS ENDED
                                                                     MARCH 27,    MARCH 29,
                                                                       2004          2003
                                                                      -------      -------
                                                                         (IN THOUSANDS)
Numerator:
  Net Earnings for basic and diluted
     calculation ...............................................      $ 3,857      $ 2,982
                                                                      =======      =======
Denominator:
  Denominator for basic calculation ............................       17,549       17,230
  Effect of dilutive securities:
     Stock options .............................................          285          242
     Convertible preferred shares ..............................           --           --
     Convertible notes .........................................           --           --
                                                                      -------      -------
  Denominator for diluted calculation ..........................       17,834       17,472
                                                                      =======      =======

        The assumed conversion of the Notes was anti-dilutive for 2004 and 2003.

        The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                                    FOR THREE MONTHS ENDED
                                                                     MARCH 27,  MARCH 29,
                                                                        2004       2003
                                                                       -----      -----
                                                                        (IN THOUSANDS)
5.25 % Convertible Subordinated Notes ...........................      4,408      4,408
Unexercised stock options .......................................        288        530
                                                                       -----      -----
                                                                       4,696      4,938
                                                                       =====      =====

(7) DEFINED BENEFIT PLAN

The Company maintains a qualified noncontributory defined benefit pension plan covering less than half of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

For the three months ended March 27, 2004 and March 29, 2003, the Company recorded pension expense of $0.6 million and $1.0 million, respectively. Summarized below are the components of the expense for each period presented.

                                                       For the Three Months Ended
                                                       March 27,         March 29,
                                                         2004              2003
                                                      ---------          --------
                                                               (In thousands)

  Service cost....................................    $     --          $     --
  Interest cost...................................       3,037             3,182
  Expected return on plan assets..................      (3,176)           (3,062)
  Amortization of unrecognized net loss...........         689               880
                                                      --------          --------
                                                      $    550          $  1,000
                                                      ========          ========

(8) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

        The Company sponsors an employee stock ownership plan which provides retirement benefits to substantially all employees. The cost basis of the unearned/unallocated shares was initially recorded as a reduction to shareholders' equity. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released quarterly, as payments are made under the related indirect loan. The difference between the market value and the cost basis of the shares was recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

(9) COMPREHENSIVE INCOME

        As of March 27, 2004, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income from continuing operations for the three months ended March 27, 2004 was $3.9 million compared to comprehensive income for the three months ended March 29, 2003 of $3.0 million.

(10) BUSINESS SEGMENTS

        The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's operations are conducted in three segments: Defense, Communications and Space Products, and Engineered Materials.
                                       9

         The Defense segment provides integrated front-line warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control, communications, computers and intelligence (C4I) products and systems, undersea-warfare systems and professional, operational, technical and information technology services for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. The Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries.

                                                 FOR THE THREE MONTHS ENDED
                                                 MARCH 27,         MARCH 29,
                                                    2004             2003
                                                 ---------        ---------
                                                 (IN THOUSANDS, EXCEPT PER
                                                       SHARE AMOUNTS)
   Net Sales:
     Defense...................................  $  88,040         $ 70,018
     Communications and Space Products.........     11,552           14,380
     Engineered Materials......................     11,285            9,979
                                                 ---------         --------
                                                 $ 110,877         $ 94,377
                                                 ---------         --------
   Operating earnings (loss):
     Defense...................................  $   9,030         $  5,375
     Communications and Space Products.........     (1,091)           1,224
     Engineered Materials......................        728              546
                                                 ---------         --------
                                                     8,667            7,145
     Net interest expense......................     (1,981)          (1,992)
     Other, net................................         22               33
                                                 ---------         --------
     Earnings before income taxes..............  $   6,708         $  5,186
                                                 ---------         --------

(11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES


EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 27, 2004

                                                 EDO Corporation
                                                 Parent Company     Subsidiary
                                                     Only           Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                 ---------------    ----------    --------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                          $  60,225        $   1,524        $   4,074        $      --        $  65,823
Accounts receivable, net                              32,602          104,390            5,456             (414)         142,034
Inventories                                            4,796           35,460            3,206               --           43,462
Deferred income tax asset, net                         3,594               --               --               --            3,594
Prepayments and other                                  5,558            1,721              442               --            7,721
                                                   ---------        ---------        ---------        ---------        ---------
Total current assets                                 106,775          143,095           13,178             (414)         262,634

Investment in subsidiaries                           260,790               --               --         (260,790)              --
Property, plant and equipment, net                     6,911           20,210            3,634               --           30,755
Notes receivable                                       6,604               --               --               --            6,604
Goodwill                                                  --           82,942            9,608               --           92,550
Other intangible assets, net                              --           41,092           13,373               --           54,465
Deferred income tax asset, net                        21,655               --               --               --           21,655
Other assets                                          19,135            1,151               --               --           20,286
                                                   ---------        ---------        ---------        ---------        ---------
                                                   $ 421,870        $ 288,490        $  39,793        $(261,204)       $ 488,949
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities           $  23,407        $  44,448        $   5,820        $    (599)          73,076
Contract advances and deposits                         2,020            6,236               --               --            8,256
                                                   ---------        ---------        ---------        ---------        ---------
Total current liabilities                             25,427           50,684            5,820             (599)          81,332

Long-term debt                                       137,800               --               --               --          137,800
Deferred income tax liabilities, net                     (84)              --               84               --               --
Post retirement benefits obligations                  61,166           11,059               --               --           72,225
Environmental obligation                               1,768               --               --               --            1,768
Intercompany accounts                                     --          120,852           26,848         (147,700)              --
Shareholders' equity:
Preferred shares                                          --               --               --               --               --
Common shares                                         20,014               99               --              (99)          20,014
Additional paid-in capital                           154,453           25,221            6,486          (31,707)         154,453
Retained earnings                                     72,389           84,872              508          (85,380)          72,389
Accumulated other comprehensive loss,
   net of income tax benefit                         (29,512)             (11)              47              229          (29,247)
Treasury shares                                       (1,371)          (4,052)              --            4,052           (1,371)
Unearned ESOP shares                                 (16,978)              --               --               --          (16,978)
Management group receivables                              --             (234)              --               --             (234)
Deferred compensation under Long-Term
   Incentive Plan                                     (3,202)              --               --               --           (3,202)
                                                   ---------        ---------        ---------        ---------        ---------
Total shareholders' equity                           195,793          105,895            7,041         (112,905)         195,824
                                                   ---------        ---------        ---------        ---------        ---------
                                                   $ 421,870        $ 288,490        $  39,793        $(261,204)       $ 488,949
                                                   =========        =========        =========        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS
MARCH 27, 2004

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                        Only        Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
Continuing Operations:
Net Sales                                             $ 20,965        $86,057        $ 7,346         $  (3,491)        $ 110,877
Costs and expenses:
Cost of sales                                           17,090         63,120          3,939            (3,491)           80,658
Selling, general and administrative                      2,091         14,602          3,394                --            20,087
Research and development                                   539            926             --                --             1,465
                                                      --------        -------        -------         ---------         ---------
                                                        19,720         78,648          7,333            (3,491)          102,210
                                                      --------        -------        -------         ---------         ---------
Operating Earnings                                       1,245          7,409             13                --             8,667
Non-operating income (expense)
Interest income                                            166             34             42                --               242
Interest expense                                        (2,223)            --             --                --            (2,223)
Other, net                                                 (59)            81             --                --                22
                                                      --------        -------        -------         ---------         ---------
                                                        (2,116)           115             42                --            (1,959)
(Loss) earnings from continuing
   operations before income taxes                         (871)         7,524             55                --             6,708
Income tax (benefit) expense                              (775)         3,531             95                --             2,851
                                                      --------        -------        -------         ---------         ---------
(Loss) earnings from continuing operations                 (96)         3,993            (40)               --             3,857
Equity in undistributed earnings of
subsidiaries                                             3,953             --             --            (3,953)               --
                                                      --------        -------        -------         ---------         ---------
Net earnings                                          $  3,857        $ 3,993        $   (40)        $  (3,953)        $   3,857
                                                      ========        =======        =======         =========         =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 27, 2004

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                        Only        Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                 $  3,857         $  3,993         $   (40)        $(3,953)        $  3,857
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                             464            1,924             197              --            2,585
Amortization                                              --            1,192             249              --            1,441
Deferred tax benefit                                     119               --              --              --              119
Loss (gain) on sale of property, plant
  and equipment                                           --                6              --              --                6
Deferred compensation expense                            201               --              --              --              201
Non-cash Employee Stock Ownership Plan
  compensation expense                                 1,051               --              --              --            1,051
Dividends on unallocated Employee Stock
  Ownership Plan shares                                   70               --              --              --               70
Common shares issued for directors' fees                  31               --              --                               31
Income tax benefit from stock options                    353               --              --              --              353
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                    (3,953)              --              --           3,953               --
Intercompany                                           5,115           (5,352)            237              --               --
Accounts receivable                                   (3,515)          (2,744)         (1,472)             --           (7,731)
Inventories                                              524           (9,336)             83              --           (8,729)
Prepayments and other assets                          (2,374)           1,672            (112)             --             (814)
Accounts payable, accrued liabilities
  and other                                          (10,623)          (4,635)           (120)             --          (11,425)
Contract advances and deposits                          (768)             829              --              --               61
                                                    --------         --------         -------         -------         --------
Cash provided (used) by continuing operations         (9,448)          (8,498)           (978)             --          (18,924)

INVESTING ACTIVITIES:
Purchase of plant and equipment                         (409)          (1,466)           (116)             --           (1,991)
Payments received on notes receivable                     75               --              --              --               75
Purchase of marketable securities                         --               --              --              --               --
Restricted cash                                           --               --              --              --               --
Cash paid for acquisitions, net of cash
  acquired                                                --               --              --              --               --
                                                    --------         --------         -------         -------         --------
Cash used by investing activities                       (334)          (1,466)           (116)             --           (1,916)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                  511               --              --              --              511
Proceeds from management group receivables                --              117              --              --              117
Repayments of acquired debt                               --               --              --              --               --
Payment of common share cash dividends                  (597)              --              --              --             (597)
                                                    --------         --------         -------         -------         --------
Cash (used) provided by financing activities             (86)             117              --              --               31
                                                    --------         --------         -------         -------         --------
Net decrease in cash and cash equivalents             (9,868)          (9,847)         (1,094)             --          (20,809)
Cash and cash equivalents at beginning
  of year                                             70,093           11,371           5,168              --           86,632
                                                    --------         --------         -------         -------         --------
Cash and cash equivalents at end of year            $ 60,225         $  1,524         $ 4,074         $    --         $ 65,823
                                                    ========         ========         =======         =======         ========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                        Only        Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                             $  69,877     $  11,371       $   5,168        $      --        $  86,416
Marketable securities                                       216            --              --               --              216
Accounts receivable, net                                 29,087       101,233           3,984               (1)         134,303
Inventories                                               5,320        26,124           3,289               --           34,733
Deferred income tax asset, net                            3,594            --              --               --            3,594
Prepayments and other                                     2,610         3,014             330               --            5,954
                                                      ---------     ---------       ---------        ---------        ---------
Total current assets                                    110,704       141,742          12,771               (1)         265,216
Investment in subsidiaries                              261,950            --              --         (261,950)              --
Property, plant and equipment, net                        6,966        20,674           3,715               --           31,355
Notes receivable                                          6,538            --              --               --            6,538
Goodwill                                                     --        82,919           9,608               --           92,527
Other intangible assets, net                                 --        42,276          13,622               --           55,898
Deferred income tax asset, net                           21,774            --              --               --           21,774
Other assets                                             19,850         1,538              --               --           21,388
                                                      ---------     ---------       ---------        ---------        ---------
                                                      $ 427,782     $ 289,149       $  39,716        $(261,951)       $ 494,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities              $  34,061     $  44,679       $   6,004        $      (1)       $  84,743
Contract advances and deposits                            2,788         5,407              --               --            8,195
                                                      ---------     ---------       ---------        ---------        ---------
               Total current liabilities                 36,849        50,086           6,004               (1)          92,938

Long-term debt                                          137,800            --              --               --          137,800
Deferred income tax liabilities, net                        (82)           --              82               --               --
Post retirement benefits obligations                     61,035        10,863              --               --           71,898
Environmental obligation                                  1,728            --              --               --            1,728
Intercompany accounts                                        --       126,326          26,611         (152,937)              --
Shareholders' equity:
Preferred shares                                             --            --              --               --               --
Common shares                                            19,832            99              --              (99)          19,832
Additional paid-in capital                              150,097        25,221           6,486          (31,707)         150,097
Retained earnings                                        69,059        80,878             548          (81,426)          69,059
Accumulated other comprehensive loss,
   net of income tax benefit                            (29,512)           79             (15)             167          (29,281)
Treasury shares                                          (1,255)       (4,052)                           4,052           (1,255)
Unearned ESOP shares                                    (17,290)           --              --               --          (17,290)
Management group receivables                                 --          (351)             --               --             (351)
Deferred compensation under Long-Term
   Incentive Plan                                          (479)           --              --               --             (479)
                                                      ---------     ---------       ---------        ---------        ---------
Total shareholders' equity                              190,452       101,874           7,019         (109,013)         190,332
                                                      ---------     ---------       ---------        ---------        ---------
                                                      $ 427,782     $ 289,149       $  39,716        $(261,951)       $ 494,696
                                                      =========     =========       =========        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 29, 2003

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                        Only        Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                             $  59,810      $   6,613       $      --       $      --        $  66,423
Restricted cash                                          11,166             --              --              --           11,166
Marketable securities                                       194             --              --              --              194
Accounts receivable, net                                 28,454         95,253              --          (1,727)         121,980
Inventories                                               1,231         33,574              --              --           34,805
Deferred income tax asset, net                          (10,202)        13,424              --              --            3,222
Prepayments and other                                     3,512          1,641              --              --            5,153
                                                      ---------      ---------       ---------       ---------        ---------
Total current assets                                     94,165        150,505              --          (1,727)         242,943
Investment in subsidiaries                              253,386             --              --        (253,386)              --
Property, plant and equipment, net                        6,232         60,039              --              --           66,271
Notes receivable                                          1,450          1,017              --              --            2,467
Goodwill                                                     --         83,534              --              --           83,534
Other intangible assets, net                                 --         48,203              --              --           48,203
Deferred income tax asset, net                           20,439             --              --              --           20,439
Other assets                                             19,447          1,766              --              --           21,213
                                                      ---------      ---------       ---------       ---------        ---------
                                                      $ 395,119      $ 345,064       $      --       $(255,113)       $ 485,070
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities              $  17,321      $  63,493       $      --       $  (2,164)          78,650
Contract advances and deposits                            9,332          6,586              --              --           15,918
                                                      ---------      ---------       ---------       ---------        ---------
Total current liabilities                                26,653         70,079       $      --          (2,164)          94,568

Long-term debt                                          137,800             --              --              --          137,800
Deferred income tax liabilities, net                    (12,227)        12,227              --              --               --
Post retirement benefits obligations                     68,784         10,264              --              --           79,048
Environmental obligation                                  2,041             --              --              --            2,041
Intercompany accounts                                        --        160,465              --        (160,465)              --
Shareholders' equity:
Preferred shares                                             --             --              --              --               --
Common shares                                            19,802             99              --             (99)          19,802
Additional paid-in capital                              147,739         18,565              --         (18,565)         147,739
Retained earnings                                        58,790         77,872              --         (77,872)          58,790
Accumulated other comprehensive loss,
   net of income tax benefit                            (33,985)            13              --              --          (33,972)
Treasury shares                                          (1,284)        (4,052)             --           4,052           (1,284)
Unearned ESOP shares                                    (18,229)            --              --              --          (18,229)
Management group receivables                                 --           (468)             --              --             (468)
Deferred compensation under Long-Term
   Incentive Plan                                          (765)            --              --              --             (765)
                                                      ---------      ---------       ---------       ---------        ---------
Total shareholders' equity                              172,068         92,029              --         (92,484)         171,613
                                                      ---------      ---------       ---------       ---------        ---------
                                                      $ 395,119      $ 345,064       $      --       $(255,113)       $ 485,070
                                                      =========      =========       =========       ==========       =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS
MARCH 29, 2003

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                        Only        Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
Continuing Operations:
Net Sales                                              $ 20,427       $79,056        $    --         $ (5,106)         $ 94,377
Costs and expenses:
Cost of sales                                            17,239        57,697             --           (5,106)           69,830
Selling, general and administrative                       1,397        13,810             --               --            15,207
Research and development                                    723         1,267             --               --             1,990
Acquisition-related costs                                    63           142                                               205
                                                       --------       -------        -------         --------          --------
                                                         19,422        72,916             --           (5,106)           87,232
                                                       --------       -------        -------         --------          --------
Operating Earnings                                        1,005         6,140             --               --             7,145
Non-operating income (expense)
Interest income                                             212            23             --               --               235
Interest expense                                         (2,227)           --             --               --            (2,227)
Other, net                                                  (50)           83             --               --                33
                                                       --------       -------        -------         --------          --------
                                                         (2,065)          106             --               --            (1,959)
(Loss) earnings from continuing
   operations before income taxes                        (1,060)        6,246             --               --             5,186
Income tax (benefit) expense                               (284)        2,488             --               --             2,204
                                                       --------       -------        -------         --------          --------
(Loss) earnings from continuing
operations                                                 (776)        3,758             --               --             2,982
Equity in undistributed earnings of
subsidiaries                                              3,758            --             --           (3,758)               --
                                                       --------       -------        -------         --------          --------
Net earnings                                           $  2,982       $ 3,758        $    --         $ (3,758)         $  2,982
                                                       ========       =======        =======         ========          ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 29, 2003

                                                   EDO Corporation
                                                   Parent Company   Subsidiary
                                                         Only       Guarantors    Non-Guarantors    Eliminations     Consolidated
                                                   ---------------  ----------    --------------    ------------     ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                   $   2,982      $  3,758       $       --        $(3,758)        $   2,982
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                390         2,505               --             --             2,895
Amortization                                                 --           940               --             --               940
Bad debt expense                                             --           180               --             --               180
Loss (gain) on sale of property, plant
  and equipment                                              --            33               --             --                33
Deferred compensation expense                                57            --               --             --                57
Non-cash Employee Stock Ownership Plan
  compensation expense                                      766            --               --             --               766
Dividends on unallocated Employee Stock
  Ownership Plan shares                                      75            --               --             --                75
Common shares issued for directors' fees                     23            --               --             --                23
Income tax benefit from stock options                        33            --               --             --                33
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                       (3,758)           --               --          3,758                --
Intercompany                                              9,597        (9,597)              --             --                --
Accounts receivable                                      (3,867)        5,982               --             --             2,115
Inventories                                                (138)       (2,261)              --             --            (2,399)
Prepayments and other assets                             (1,195)          891               --             --              (304)
Accounts payable, accrued liabilities
  and other                                                 698        (9,527)              --             --            (8,829)
Contract advances and deposits                           (1,753)       (2,606)              --             --            (4,359)
                                                      ---------      --------       ----------        -------         ---------
Cash provided (used) by continuing operations             3,910        (9,702)              --             --            (5,792)

INVESTING ACTIVITIES:
Purchase of plant and equipment                          (1,127)         (985)              --             --            (2,112)
Payments received on notes receivable                        75            13               --             --                88
Purchase of marketable securities                            (1)           --               --             --                (1)
Restricted cash                                          16,181            --               --             --            16,181
Cash paid for acquisitions, net of cash
  acquired                                              (65,182)           --               --             --           (65,182)
                                                      ---------      --------       ----------        -------         ---------
Cash used by investing activities                       (50,054)         (972)              --             --           (51,026)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                      47            --               --             --                47
Proceeds from management group receivables                   --           125               --             --               125
Repayments of acquired debt                              (8,660)           --               --             --            (8,660)
Payment of common share cash dividends                     (591)           --               --             --              (591)
                                                      ---------      --------       ----------        -------         ---------
Cash (used) provided by financing activities             (9,204)          125               --             --            (9,079)
                                                      ---------      --------       ----------        -------         ---------
Net decrease in cash and cash equivalents               (55,348)      (10,549)              --             --           (65,897)
Cash and cash equivalents at beginning of year          115,160        17,160               --             --           132,320
                                                      ---------      --------       ----------        -------         ---------
Cash and cash equivalents at end of period            $  59,812      $  6,611       $       --        $    --         $  66,423
                                                       ========       =======        =======         ========          ========

                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

         EDO Corporation (the "Company") provides military and commercial products and professional services, with core competencies in a wide range of critical defense areas, including:

                  -       Defense Electronics

                  -       Aircraft Armament

                  -       Undersea Warfare

                  -       Professional Services

                  - C4I - Command, Control, Communications, Computers, and Intelligence

                  -       Integrated Composite Structures

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

         The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its Web site www.edocorp.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission.

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

         Our estimates of undiscounted cash flow may differ from actual cash flow due to such factors including technological advances, changes to our business model, or changes in our capital strategy or planned use of long-lived assets. If the sum of the undiscounted cash flows, excluding interest, is less than the carrying value, we would recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

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

         In 2003 we used the building block approach to the estimation of the long-term rate of return on assets. Under this approach, we reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with our actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, we selected an overall return rate within the resulting range.

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

RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements as of March 27, 2004.

THREE MONTHS ENDED MARCH 27, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 29,
2003

         Net sales by segment were as follows:

                                                THREE MONTHS ENDED      INCREASE/(DECREASE)
                                              MARCH 27,    MARCH 29,           FROM
                 SEGMENT                        2004         2003          PRIOR PERIOD
                 -------                    ------------   ---------       ------------
                                              (DOLLARS IN THOUSANDS)
Defense ................................      $ 88,040      $70,018            25.7%
Communications and Space Products ......        11,552       14,380           (19.7)%
Engineered Materials ...................        11,285        9,979            13.1%
                                              --------      -------            ----
Total ..................................      $110,877      $94,377            17.5%
                                              ========      =======            ----

         In the Defense segment, approximately $16.9 million of the net increase was attributable to sales of Emblem Group Ltd. ("Emblem"), Darlington, Inc. ("Darlington"), and Advanced Engineering & Research Associates, Inc. ("AERA") since their acquisition dates of June 16, March 10, and February 5, 2003, respectively. In addition, there were increases in sales of aircraft weapons suspension and release systems due to the F/A-22 AMRAAM Vertical Eject Launcher program, the BRU-57 Multiple Carriage Smart Bomb Rack program, and development efforts on the Joint Strike Fighter ("JSF") weapons suspension and release units programs. These increases were offset by decreases in sales of electronic warfare equipment. The decrease in sales of electronic warfare equipment was due to the completion of the Universal Exciter Upgrade ("UEU") production program in 2003.

         In the Communications and Space Products segment, the decrease in sales was attributable to the completion of large production deliveries in the first quarter of 2003 of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS"). In 2004, we received a $6.8 million incremental award as part of a $45.3 million contract for additional "Warlock" SEPS units for the U.S. Army. This program will be a significant contributor to sales and margin later this year.

         In the Engineered Materials segment, there were increases in sales of electro-ceramic products attributable to transducers and sonar arrays. There were also increases in sales of integrated composite structures including work associated with the Sikorsky Comanche program as well as production and installation of our composite pipe on offshore oil rig projects. We recently received stop work orders from Sikorsky due to the termination of the Comanche program by the U.S. Department of Defense. The impact on the year is currently being assessed but is expected to be minimal.

         Operating earnings for the three months ended March 27, 2004 were $8.7 million or 7.8% of net sales. This compares to operating earnings for the three months ended March 29, 2003 of $7.1 million or 7.6% of net sales. Included in the results for the three months ended March 27, 2004 is $1.4 million of intangible asset amortization expense associated with the acquisitions made in 2002 and 2003, compared to amortization expense of approximately $0.9 million for the three months ended March 29, 2003. Also included in operating earnings for the three months ended March 27, 2004 is pension expense of $0.6 million and ESOP compensation expense of $1.1 million. Included in operating earnings for the three months ended March 29, 2003 is pension expense of $1.0 million and ESOP compensation expense of $0.8 million. The lower pension expense in 2004 compared to 2003 is attributable to the contribution made to the pension plan in 2003. The higher ESOP compensation expense for the first three months of 2004 is attributable to our higher average stock price compared to the first three months of 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

         The Defense segment's operating earnings for the three months ended March 27, 2004 were $9.0 million or 10.3% of this segment's net sales compared to $5.4 million or 7.7% of this segment's net sales for the three months ended March 29, 2003. The increase in operating earnings in the first three months of 2004 was attributable to sales of reconnaissance and surveillance systems and international sales of our radar signal simulator. In addition, there was a positive impact to operating earnings of $0.8 million resulting from the resolution of a contractual issue related to funding for which a reserve had been previously established. Since the matter was resolved, the reserve was released. These increases were partially offset by the increase in amortization expense pertaining to intangible assets associated with the acquisitions made in 2003.

         The Communications and Space Products segment experienced an operating loss for the three months ended March 27, 2004 of $1.1 million or 9.4% of this segment's net sales compared to operating earnings of $1.2 million or 8.5% of this segment's net sales for the three months ended March 29, 2003. The loss related primarily to adjustments to estimates to complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered in the first quarter during testing phases as well as some direct cost increases. All anticipated losses have been recognized, and the programs are expected to complete performance within the current estimates. This segment's operating results do not yet reflect the increased activity with respect to the aforementioned "Warlock" SEPS program which will be a significant contributor to operating earnings as the year progresses.

         The Engineered Materials segment's operating earnings for the three months ended March 27, 2004 were $0.7 million or 6.5% of this segment's net sales compared to operating earnings of $0.5 million or 5.5% of this segment's net sales for the three months ended March 29, 2003. The increase is attributable to higher margins on electro-ceramic products and the mix of sales of integrated composite structural products.

         Selling, general and administrative expenses for the three months ended March 27, 2004 increased to $20.1 million or 18.1% of net sales from $15.2 million or 16.1% of net sales for the same period ended March 29, 2003. This increase was attributable to three acquisitions made in 2003, including the increased amortization of intangible assets.

         Research and development expense for the three months ended March 27, 2004 decreased to $1.5 million or 1.3% of net sales from $2.0 million or 2.1% of net sales for the three months ended March 29, 2003. As a percent of sales, the decrease is attributable to the absence of such expenditures in the services-type businesses. In addition, there were some delayed expenditures in the first three months of 2004 which are expected to begin in the second quarter.

         Interest expense, net of interest income, for the three months ended March 27, 2004 remained unchanged at $2.0 million compared to the three months ended March 29, 2003. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

         Income tax expense reflects an effective rate of 42.5% for the three months ended March 27, 2004 and for the three months ended March 29, 2003.

         For the three months ended March 27, 2004, net earnings were $3.9 million or $0.22 per diluted common share on 17.8 million diluted shares compared to net earnings of $3.0 million or $0.17 per diluted common share on
17.5 million diluted shares for the three months ended March 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

         Our cash and cash equivalents decreased 24.0% to $65.8 million at March 27, 2004 from $86.6 million at December 31, 2003. This decrease was due primarily to the cash used by operations of $18.9 million resulting from a temporary growth in receivables and inventories, discussed below, and a reduction in accounts payable and accrued liabilities due to timing. Also, $2.0 million was used for the purchase of capital equipment and $0.6 million for the payment of common share dividends.

         Accounts receivable increased 5.8% to $142.0 million at March 27, 2004 from $134.3 million at December 31, 2003 due in part to timing of collections of billed receivables. At March 27, 2004 approximately 78% of billed receivables are in the under-60 days aging category. There have been significant collections in billed receivables subsequent to the end of the quarter. There was also growth in the unbilled receivables resulting from work progressing on large programs such as JSF and F/A-22.

         Inventories increased 25.1% to $43.5 million at March 27, 2004 from $34.7 million at December 31, 2003 due primarily to the efforts expended on work-in-progress on major programs, particularly the SEPS program.

         The note receivable of $6.6 million at March 27, 2004 and $6.5 million at December 31, 2003 represents the note receivable from the sale of our facility in Deer Park in 2003. Included in other current assets is $1.5 million in notes related to the sale of our former College Point facility in January 1996. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

         In the three months ended March 27, 2004, capital expenditures were $2.0 million. This compares to $2.1 million for the three months ended March 29, 2003.

FINANCING ACTIVITIES

Credit Facility

         We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

         The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At March 27, 2004, LIBOR was approximately 1.11% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

         There were no direct borrowings outstanding under the credit facility at March 27, 2004 and December 31, 2003. Letters of credit outstanding at March 27, 2004 pertaining to the credit facility were $42.7 million, resulting in $82.3 million available at March 27, 2004 for standby letters of credit, if needed.

         In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of March 27, 2004, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

         In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million at March 27, 2004 and $1.5 million at December 31, 2003.

         The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of March 27, 2004, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

         In order to aggregate all commitments and contractual obligations as of March 27, 2004, we have included the following table. We are obligated under building and equipment leases expiring between 2004 and 2012. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                                            Payments Due In (in millions):
                                                   ----------------------------------------------------------------------------
                                                                                                                       2009 and
                                                     Total       2004       2005       2006      2007        2008       Beyond
                                                   ---------   -------    -------     ------    ------      ------      ------
5.25% Convertible Subordinated Notes due
  2007 ......................................      $  137.8    $    --    $    --     $   --    $137.8      $   --      $  --
Operating leases ............................          68.7       10.2       11.0        7.8       6.8         6.3       26.6
Letters of credit ...........................          43.1       13.3       29.5         --        --         0.3         --
Advance payment and performance bonds .......           1.9        0.2         --         --        --         --         1.7
                                                   --------    -------    -------     ------    ------      ------      -----
Total .......................................      $  251.5    $  23.7    $  40.5     $  7.8    $144.6      $  6.6      $28.3
                                                   ========    =======    =======     ======    ======      ======      =====

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

BACKLOG

         The funded backlog of unfilled orders at March 27, 2004 increased to $513.5 million from $462.3 million at December 31, 2003. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         The information called for by this item is provided under Item 2 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10(a)* Amendment, dated March 25, 2004, to the Credit Agreement, dated as of November 8, 2002, by and among the Company and AIL Systems Inc., with Citibank N.A., Fleet National Bank, Wachovia Bank, N.A., et al. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10(a)(1))

10(b)* EDO Corporation Non Qualified Deferred Compensation Plan I, effective as of January 1, 2004.

10(c)* EDO Corporation Non Qualified Deferred Compensation Plan II, effective as of January 1, 2004.

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

* Filed herewith.

(b) REPORTS ON FORM 8-K

         The following report on Form 8-K was filed during the three months ended March 27, 2004:

 DATE OF REPORT                          ITEMS REPORTED
-----------------  -------------------------------------------------------------
February 19, 2004  Earnings Release, dated February 19, 2004, announcing financial results for the quarter and year ended December 31,
                   2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                            EDO CORPORATION (Registrant)

                                            By: /s/ FREDERIC B. BASSETT
                                                --------------------------------
Dated: May 3, 2004                                  Frederic B. Bassett
                                            Vice President Finance, Treasurer
                                            and Chief Financial Officer