Form 10-Q
period 2004-06-26
EDO CORP
filed 2004-07-30
CIK 31617

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004

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

   The number of shares of EDO common stock outstanding as of July 26, 2004 was 19,951,853 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                                                             Page
PART I           FINANCIAL INFORMATION

         ITEM 1  Financial Statements.....................................................................    3

                 Consolidated Balance Sheets -
                 June 26, 2004 and December 31, 2003......................................................    3

                 Consolidated Statements of Earnings -
                 Three months ended June 26, 2004 and June 28, 2003.......................................    4

                 Consolidated Statements of Earnings -
                 Six months ended June 26, 2004 and June 28, 2003.........................................    5

                 Consolidated Statements of Cash Flows -
                 Six months ended June 26, 2004 and June 28, 2003.........................................    6

                 Notes to Consolidated Financial Statements...............................................    7

         ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................................   16

         ITEM 3  Quantitative and Qualitative Disclosures about Market Risk...............................   24

         ITEM 4  Controls and Procedures..................................................................   24

PART II          OTHER INFORMATION

         ITEM 4  Submission of Matters to a Vote of Security Holders......................................   24

         ITEM 6  Exhibits and Reports on Form 8-K.........................................................   25

SIGNATURES ...............................................................................................   26

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    JUNE 26,      DECEMBER 31,
                                                                                                      2004            2003
                                                                                                 -------------   -------------
                                                                                                  (UNAUDITED)
                                                                                                     (IN THOUSANDS, EXCEPT
                                                                                                        SHARE AND PER SHARE
                                                                                                            AMOUNTS)
                                            ASSETS

Current assets:
  Cash and cash equivalents...................................................................   $      80,741   $      86,632
  Accounts receivable, net....................................................................         136,107         134,303
  Inventories.................................................................................          49,403          34,733
  Deferred income tax asset, net..............................................................           3,594           3,594
  Prepayments and other.......................................................................           6,145           5,954
                                                                                                 -------------   -------------
     Total current assets.....................................................................         275,990         265,216
                                                                                                 -------------   -------------
Property, plant and equipment, net............................................................          30,073          31,355
Notes receivable..............................................................................           6,670           6,538
Goodwill......................................................................................          92,249          92,527
Other intangible assets, net..................................................................          53,027          55,898
Deferred income tax asset, net................................................................          21,610          21,774
Other assets..................................................................................          19,182          21,388
                                                                                                 -------------   -------------
                                                                                                 $     498,801   $     494,696
                                                                                                 =============   =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable............................................................................   $      16,456   $      22,801
  Accrued liabilities.........................................................................          57,304          61,942
  Contract advances and deposits..............................................................          12,232           8,195
                                                                                                 -------------   -------------
     Total current liabilities................................................................          85,992          92,938
                                                                                                 -------------   -------------
Long-term debt................................................................................         137,800         137,800
Post-retirement benefits obligations..........................................................          72,413          71,898
Environmental obligation......................................................................           1,697           1,728
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares...........................................................................              --              --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 20,029,970 issued in 2004 and 19,832,108 issued in 2003...............          20,030          19,832
  Additional paid-in capital..................................................................         155,356         150,097
  Retained earnings...........................................................................          76,036          69,059
  Accumulated other comprehensive loss, net of income tax
     benefit..................................................................................         (29,215)        (29,281)
  Treasury shares at cost 93,013 shares in 2004 and 88,128 shares in 2003)....................          (1,408)         (1,255)
  Unearned Employee Stock Ownership Plan shares...............................................         (16,665)        (17,290)
  Deferred compensation under Long-Term Incentive Plan........................................          (3,001)           (479)
  Management group receivables................................................................            (234)           (351)
                                                                                                 -------------   -------------
     Total shareholders' equity...............................................................         200,899         190,332
                                                                                                 -------------   -------------
                                                                                                 $     498,801   $     494,696
                                                                                                 =============   =============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                                    JUNE 26,         JUNE 28,
                                                                                                      2004            2003
                                                                                                 -------------   ---------------
                                                                                                           (UNAUDITED)
                                                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                                                            AMOUNTS)
  NET SALES...................................................................................   $     126,290   $       111,736
                                                                                                 -------------   ---------------
  COSTS AND EXPENSES
   Cost of sales..............................................................................          95,264            79,190
   Selling, general and administrative........................................................          18,824            21,493
   Research and development...................................................................           2,851             2,498
   Impairment loss on assets held for sale....................................................              --             9,160
   Acquisition-related costs..................................................................              --               215
                                                                                                 -------------   ---------------
                                                                                                       116,939           112,556
                                                                                                 -------------   ---------------
  OPERATING EARNINGS..........................................................................           9,351              (820)

  NON-OPERATING INCOME (EXPENSE)
   Interest income............................................................................             202               165
   Interest expense...........................................................................          (2,244)           (2,247)
   Other, net.................................................................................             (47)               95
                                                                                                 -------------   ---------------
                                                                                                        (2,089)           (1,987)
                                                                                                 -------------   ---------------
Earnings before income taxes..................................................................           7,262            (2,807)
Income tax (expense) benefit..................................................................          (3,086)            1,181
                                                                                                 -------------   ---------------
Earnings (loss) from continuing operations before discontinued operations.....................           4,176            (1,626)
Earnings from discontinued operations, net of tax.............................................              --             1,398
                                                                                                 -------------   ---------------
NET EARNINGS AVAILABLE FOR COMMON SHARES......................................................   $       4,176   $          (228)
                                                                                                 =============   ===============
NET EARNINGS PER COMMON SHARE:
   Basic:
   Continuing operations......................................................................   $        0.24   $         (0.09)
   Discontinued operations....................................................................              --   $          0.08
                                                                                                 -------------   ---------------
                                                                                                 $        0.24   $         (0.01)
                                                                                                 =============   ===============
   Diluted:
   Continuing operations......................................................................   $        0.23   $         (0.09)
   Discontinued operations....................................................................              --              0.08
                                                                                                 -------------   ---------------
                                                                                                 $        0.23   $         (0.01)
                                                                                                 =============   ===============

Weighted-average common shares outstanding:
  Basic.......................................................................................          17,670            17,276
                                                                                                 =============   ===============
  Diluted.....................................................................................          17,927            17,276
                                                                                                 =============   ===============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                            FOR THE SIX MONTHS ENDED
                                                                           JUNE 26,            JUNE 28,
                                                                             2004               2003
                                                                         -----------       -------------
                                                                                   (UNAUDITED)
                                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                                     AMOUNTS)
  NET SALES .........................................................    $   237,167       $     206,113
                                                                         -----------       -------------
  COSTS AND EXPENSES
   Cost of sales ....................................................        175,922             149,020
   Selling, general and administrative ..............................         38,911              36,700
   Research and development .........................................          4,316               4,488
   Impairment loss on assets held for sale ..........................             --               9,160
   Acquisition-related costs ........................................             --                 420
                                                                         -----------       -------------
                                                                             219,149             199,788
                                                                         -----------       -------------
  OPERATING EARNINGS ................................................         18,018               6,325

  NON-OPERATING INCOME (EXPENSE)
   Interest income ..................................................            444                 400
   Interest expense .................................................         (4,467)             (4,474)
   Other, net .......................................................            (25)                128
                                                                         -----------       -------------
                                                                              (4,048)             (3,946)
                                                                         -----------       -------------
Earnings before income taxes ........................................         13,970               2,379
Income tax expense ..................................................         (5,937)             (1,023)
                                                                         -----------       -------------
Earnings from continuing operations before discontinued operations...          8,033               1,356
Earnings from discontinued operations, net of tax ...................             --               1,398
                                                                         -----------       -------------
NET EARNINGS AVAILABLE FOR COMMON SHARES ............................    $     8,033       $       2,754
                                                                         ===========       =============
NET EARNINGS PER COMMON SHARE:
   Basic:
   Continuing operations ............................................    $      0.46       $        0.08
   Discontinued operations ..........................................             --       $        0.08
                                                                         -----------       -------------
                                                                         $      0.46       $        0.16
                                                                         ===========       =============
   Diluted:
   Continuing operations ............................................    $      0.45       $        0.08
   Discontinued operations ..........................................             --                0.08
                                                                         -----------       -------------
                                                                         $      0.45       $        0.16
                                                                         ===========       =============
Weighted-average common shares outstanding:
  Basic .............................................................         17,610              17,253
                                                                         ===========       =============
  Diluted ...........................................................         17,880              17,493
                                                                         ===========       =============

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE SIX MONTHS ENDED
                                                                            JUNE 26,       JUNE 28,
                                                                              2004           2003
                                                                           ----------     --------
                                                                                  (UNAUDITED)
                                                                                 (IN THOUSANDS)
 OPERATING ACTIVITIES:
  Earnings from operations .............................................   $    8,033     $    1,356
  Adjustments to earnings to arrive at cash provided by operations:
     Depreciation ......................................................        5,455          5,998
     Amortization ......................................................        2,885          2,105
     Bad debt expense ..................................................          190            154
     Deferred tax provision (benefit) ..................................          164         (3,756)
     Loss on disposal of property, plant and equipment .................           26             76
     Impairment loss on assets held for sale ...........................           --          9,160
     Deferred compensation expense .....................................          402            121
     Non-cash Employee Stock Ownership Plan compensation expense .......        2,028          1,510
     Non-cash stock option compensation expense ........................           --            292
     Dividends on unallocated Employee Stock Ownership Plan shares .....          139            148
     Common shares issued for directors' fees ..........................           67             51
     Income tax benefit from stock options and Long-Term
       Incentive Plan ..................................................          449             45
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable .............................................       (1,994)        12,206
       Inventories .....................................................      (14,670)        (1,150)
       Prepayments and other assets ....................................        1,719            630
       Accounts payable, accrued liabilities and other .................      (10,651)       (12,553)
       Contract advances and deposits ..................................        4,037         (9,517)
                                                                           ----------     ----------
Cash (used) provided by operations .....................................       (1,721)         6,876
                                                                           ----------     ----------

Net Cash provided by discontinued operations ...........................           --             47

INVESTING ACTIVITIES:
  Purchase of plant and equipment ......................................       (4,199)        (4,573)
  Payments received on notes receivable ................................          150            101
  Release of restricted cash ...........................................           --         27,153
  Purchase of marketable securities ....................................           --            (22)
  Cash paid for acquisitions, net of cash acquired .....................           --        (88,792)
  Cash received from Emblem escrow settlement ..........................          301             --
                                                                           ----------     ----------
Cash used by investing activities ......................................       (3,748)       (66,133)
                                                                           ----------     ----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ..............................          656             69
  Proceeds from management group receivables ...........................          117            242
  Repayments of acquired debt ..........................................           --        (11,998)
  Payment of common share cash dividends ...............................       (1,195)        (1,182)
                                                                           ----------     ----------
Cash used by financing activities ......................................         (422)       (12,869)
                                                                           ----------     ----------
Net decrease in cash and cash equivalents ..............................       (5,891)       (72,079)
Cash and cash equivalents at beginning of year .........................       86,632        132,320
                                                                           ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $   80,741     $   60,241
                                                                           ==========     ==========

Supplemental disclosures:
  Cash paid for:
     Interest ..........................................................   $    3,617     $    3,617
                                                                           ==========     ==========
     Income taxes ......................................................   $    7,332     $    6,424
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

                                                                 FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                  JUNE 26,       JUNE 28,       JUNE 26,       JUNE 28,
                                                                    2004           2003           2004          2003
                                                                 ----------     -----------    ----------     ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported ..............................................     $    4,176     $      (228)   $    8,033     $   2,754
  Stock option compensation expense based on fair value
     method, net of tax ....................................           (375)           (415)         (795)         (848)
                                                                 ----------     -----------    ----------     ---------
  Pro forma ................................................          3,801     $      (643)   $    7,238     $   1,906
                                                                 ==========     ===========    ==========     =========
Basic earnings per common share:
  As reported ..............................................     $     0.24     $     (0.01)   $     0.46     $    0.16
  Pro forma ................................................           0.22           (0.04)         0.41          0.11
Diluted earnings per common share:
  As reported ..............................................     $     0.23     $     (0.01)   $     0.45     $    0.16
  Pro forma ................................................           0.21           (0.04)         0.40          0.11
                                                                 ==========     ===========    ==========     =========

(3) ACQUISITIONS

      On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology Ltd. unit in England, now known as EDO MBM Technology Ltd., and Artisan Technologies, Inc. subsidiary in the United States, now known as EDO Artisan. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that will reinforce EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was (pound)16.1 million ($27.0 million), excluding transaction costs of approximately $1.9 million. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and therefore goodwill. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

      On March 10, 2003, the Company acquired for cash all of the stock of Darlington, Inc. ("Darlington"), a privately-held defense communications company based in Alexandria,Virginia. Darlington designs, manufactures and supports military communications equipment and information networking systems. The acquisition has enhanced the Company's existing positions on long-range platforms and programs across the U.S. military services and in particular the U.S. Marine Corps. The purchase price was $25.6 million, excluding transaction costs of approximately $0.3 million. In addition, the Company acquired and immediately paid off debt of $4.9 million. Darlington became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

      On February 5, 2003, a wholly-owned subsidiary of the Company acquired for cash all of the stock of Advanced Engineering & Research Associates, Inc.("AERA"), a privately-held company located in Alexandria, Virginia. AERA, which was merged with another EDO subsidiary and renamed EDO Professional Services Inc., provides professional and information technology services primarily to the Department of Defense and other government agencies. The acquisition expanded the range of such services that the Company offers. The purchase price was $38.1 million, excluding transaction costs of $0.3 million. In addition, the Company acquired and immediately paid off debt of $3.8 million. AERA became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

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

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 28,
                                                                          2003
                                                                          ----
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Net Sales                                                              $  266,844
                                                                       ==========
Earnings available for common shares......................             $    5,376
                                                                       ==========
Diluted earnings per common share.........................             $     0.31
                                                                       ==========

      The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the period, or of the results which may occur in the future.

      The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                             EMBLEM       DARLINGTON        AERA
                                           AT JUNE 16,   AT MARCH 10,   AT FEBRUARY 5,
                                              2003           2003            2003
Current assets                              $   9,314     $   11,943      $   13,022
Plant and equipment                             3,537          1,534           1,048
Customer contracts and relationships            7,698         14,400          17,100
Purchased technologies                          5,355              -               -
Non-compete agreements                            318             30           2,420
Tradename                                         669            400             500
Goodwill                                        9,307         13,462          11,649
Other assets                                        -            446             414
Liabilities                                    (7,257)       (16,326)         (7,791)
                                            ---------     ----------      ----------
Total purchase price                        $  28,941     $   25,889      $   38,362
                                            =========     ==========      ==========

      Allocations of the purchase prices for AERA, Darlington and Emblem have been finalized. There are outstanding amounts held in escrow which, when settled, may result in further adjustments to goodwill.

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

      The changes in the carrying amount of goodwill by segment for the six months ended June 26, 2004 are as follows:

                                                             COMMUNI-
                                                              CATIONS
                                                             AND SPACE
                                                DEFENSE      PRODUCTS        TOTAL
                                                -------      --------        -----
                                                           (IN THOUSANDS)
Balance as of January 1, 2004 ............     $  90,866     $   1,661     $  92,527
Adjustment of certain AERA liabilities ...            23            --            23
Emblem purchase price adjustment .........          (301)           --          (301)
                                               ---------     ---------     ---------
Balance as of June 26, 2004 ..............     $  90,588     $   1,661     $  92,249
                                               =========     =========     =========

      Summarized below are intangible assets subject to amortization.

                                                                       JUNE 26,    DECEMBER 31,
                                                                         2004          2003            LIFE
                                                                      ----------    ----------         ----
                                                                               (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisitions of DSI/AERA/Darlington/Emblem......................    $    3,118    $    3,118      1-5 years
Purchased technologies related to the acquisitions of
  Condor/Emblem...................................................        17,003        17,003      8-20 years
Customer contracts and relationships related to the acquisitions
 of AERA/Darlington/Emblem........................................        39,198        39,198      10-20 years
Tradename related to the acquisitions of
  AERA/Darlington/Emblem..........................................         1,569         1,569      5-10 years
Other intangible assets related to the acquisition of Condor......           916           916      2 years
                                                                      ----------    ----------
                                                                          61,804        61,804
Less accumulated amortization.....................................        (8,777)       (5,906)
                                                                      ----------    ----------
                                                                      $   53,027    $   55,898
                                                                      ==========    ==========

      The amortization expense for the three months ended June 26, 2004 and June 28, 2003 amounted to $1.4 million and $1.1 million, respectively. The amortization expense for the six months ended June 26, 2004 and June 28, 2003 amounted to $2.9 million and $2.0 million, respectively. Total remaining amortization expense for 2004, 2005, 2006, 2007, 2008 and thereafter related to these intangible assets is estimated to be $2.6 million, $5.3 million, $5.3 million, $5.1 million, $4.5 million and $30.2 million, respectively.

      All intangible assets other than goodwill are subject to amortization.

(5) INVENTORIES

      Inventories are summarized by major classification as follows:

                                                JUNE 26,      DECEMBER 31,
                                                 2004            2003
                                               ----------     ------------
                                                    (IN THOUSANDS)
Raw material and supplies ................     $    9,666     $      8,624
Work-in-process ..........................         53,609           38,052
Finished goods ...........................          1,726            1,870
   Less: Unliquidated progress payments ..        (15,598)         (13,813)
                                               ----------     ------------
                                               $   49,403     $     34,733
                                               ==========     ============

(6) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                          JUNE 26,        JUNE 28,        JUNE 26,      JUNE 28,
                                                            2004            2003            2004          2003
                                                         ----------     -----------      ----------    ----------
                                                                              (IN THOUSANDS)
Numerator:
  Net Earnings for basic and diluted calculation ...     $    4,176     $      (228)     $    8,033    $    2,754
                                                         ==========     ===========      ==========    ==========
Denominator:
  Denominator for basic calculation ................         17,670          17,276          17,610        17,253
  Effect of dilutive securities:
     Stock options .................................            257              --             270           240
     Convertible notes .............................             --              --              --            --
                                                         ----------     -----------      ----------    ----------
  Denominator for diluted calculation ..............         17,927          17,276          17,880        17,493
                                                         ==========     ===========      ==========    ==========

      The assumed conversion of the Notes was anti-dilutive for 2004 and 2003.

      The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                            AS OF
                                                     JUNE 26,   JUNE 28,
                                                       2004       2003
                                                       ----       ----
5.25 % Convertible Subordinated Notes.....             4,408       4,408
Unexercised stock options.....................           342         523
                                                       -----       -----
                                                       4,750       4,931
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

      For the three months ended June 26, 2004 and June 28, 2003, the Company recorded pension expense of $0.5 million and $1.0 million, respectively. For the six months ended June 26, 2004 and June 28, 2003, the Company recorded pension expense of $1.1 million and $2.0 million, respectively. Summarized below are the components of the expense for each period presented.

                                                      FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                       JUNE 26,         JUNE 28,      JUNE 26,       JUNE 28,
                                                         2004             2003          2004           2003
                                                       ---------        --------      --------      --------
                                                                            (IN THOUSANDS)
Service cost .....................................    $       --       $      --     $      --     $      --
Interest cost ....................................         3,037           3,182         6,074         6,364
Expected return on plan assets ...................        (3,176)         (3,062)       (6,352)       (6,124)
Amortization of unrecognized net loss ............           689             880         1,378         1,760
                                                      ----------       ---------     ---------     ---------
                                                      $      550           1,000     $   1,100     $   2,000
                                                      ==========       =========     =========     =========

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

(9) COMPREHENSIVE INCOME

      As of June 26, 2004, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended June 26, 2004 was $4.2 million compared to comprehensive loss for the three months ended June 28, 2003 of $0.4 million. Comprehensive income from continuing operations for the six months ended June 26, 2004 was $8.1 million compared to comprehensive income for the six months ended June 28, 2003 of $2.6 million.

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

                                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                            JUNE 26,      JUNE 28,      JUNE 26,      JUNE 28,
                                             2004          2003          2004          2003
                                          -----------    ----------    ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales:
Defense................................   $    99,427    $   86,925    $  187,467    $  156,943
Communications and Space Products......        14,510        13,323        26,062        27,703
Engineered Materials...................        12,353        11,488        23,638        21,467
                                          -----------    ----------    ----------    ----------
                                          $   126,290    $  111,736    $  237,167    $  206,113
                                          -----------    ----------    ----------    ----------
Operating earnings (loss):
Defense................................   $     8,970    $    7,364    $   18,000    $   12,739
Communications and Space Products......            97           827          (994)        2,051
Engineered Materials...................           284           149         1,012           695
Impairment loss on assets
  held for sale........................            --        (9,160)           --        (9,160)
                                          -----------    ----------    ----------    ----------
                                                9,351          (820)       18,018         6,325
Net interest expense...................        (2,042)       (2,082)       (4,023)       (4,074)
Other, net.............................           (47)           95           (25)          128
                                          -----------    ----------    ----------    ----------
Earnings before income taxes...........   $     7,262    $   (2,807)   $   13,970    $    2,379
                                          -----------    ----------    ----------    ----------

(11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

    The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at June 26, 2004 and December 31, 2003 and for the three and six month periods ended June 26, 2004 and June 28, 2003. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 26, 2004

                                          EDO Corporation
                                          Parent Company         Subsidiary
                                               Only              Guarantors     Non-Guarantors    Eliminations     Consolidated
                                          ---------------     ---------------   ---------------   ------------     -------------
ASSETS
Current assets:
Cash and cash equivalents                   $      66,076        $      9,637       $     5,028    $        --       $    80,741
Accounts receivable, net                           27,544             103,966             4,408            189           136,107
Inventories                                         5,485              40,146             3,772             --            49,403
Deferred income tax asset, net                      3,594                  --                --             --             3,594
Prepayments and other                               3,876               1,946               323             --             6,145
                                            -------------        ------------       -----------    -----------       -----------
Total current assets                              106,575             155,695            13,531            189           275,990

Investment in subsidiaries                        264,387                  --                --       (264,387)               --
Property, plant and equipment, net                  7,096              19,498             3,479             --            30,073

Notes receivable                                           6,670                --                --             --           6,670
Goodwill                                                      --            82,942             9,307             --          92,249
Other intangible assets, net                                  --            39,907            13,120             --          53,027
Deferred income tax asset, net                            21,610                --                --             --          21,610
Other assets                                              17,948             1,234                --             --          19,182
                                                     -----------      ------------      ------------      ---------     -----------
                                                     $   424,286      $    299,276      $     39,437      $(264,198)    $   498,801
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities             $    19,375      $     49,556      $      5,557      $    (728)    $    73,760
Contract advances and deposits                             3,266             8,966                --             --          12,232
                                                     -----------      ------------      ------------      ---------     -----------
Total current liabilities                                 22,641            58,522             5,557           (728)         85,992

Long-term debt                                           137,800                --                --             --         137,800
Post retirement benefits obligations                      61,141            11,272                --             --          72,413
Environmental obligation                                   1,697                --                --             --           1,697
Intercompany accounts                                         --           118,198            26,892       (145,090)             --
Shareholders' equity:
Preferred shares                                              --                --                --             --              --
Common shares                                             20,030                99                --            (99)         20,030
Additional paid-in capital                               155,356            25,223             6,486        (31,709)        155,356
Retained earnings                                         76,036            90,172               452        (90,624)         76,036
Accumulated other comprehensive loss,
   net of income tax benefit                             (29,341)               76                50             --         (29,215)
Treasury shares                                           (1,408)           (4,052)               --          4,052          (1,408)
Unearned ESOP shares                                     (16,665)               --                --             --         (16,665)
Management group receivables                                  --              (234)               --             --            (234)
Deferred compensation under Long-Term
   Incentive Plan                                         (3,001)               --                --             --          (3,001)
                                                     -----------      ------------      ------------      ---------     -----------
Total shareholders' equity                               201,007           111,284             6,988       (118,380)        200,899
                                                     -----------      ------------      ------------      ---------     -----------
                                                     $   424,286      $    299,276      $     39,437      $(264,198)    $   498,801
                                                     ===========      ============      ============      =========     ===========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
JUNE 26, 2004

                                                 EDO Corporation
                                                 Parent Company      Subsidiary
                                                      Only           Guarantors       Non-Guarantors   Eliminations   Consolidated
                                                 ---------------   ---------------   ---------------   ------------   -------------
Net Sales                                            $    20,873     $     101,336        $    7,037       $ (2,956)   $    126,290
Costs and expenses:
Cost of sales                                             18,392            72,846             6,982         (2,956)         95,264
Selling, general and administrative                          724            18,739              (639)            --          18,824
Research and development                                     702             1,467               682             --           2,851
                                                     -----------     -------------        ----------       --------    ------------
                                                          19,818            93,052             7,025         (2,956)        116,939
                                                     -----------     -------------        ----------       --------    ------------
Operating Earnings                                         1,055             8,284                12             --           9,351

Non-operating income (expense)
Interest income                                              161                30                11             --             202
Interest expense                                          (2,244)               --                --             --          (2,244)
Other, net                                                   (57)               10                --             --             (47)
                                                     -----------     -------------        ----------       --------    ------------
                                                          (2,140)               40                11             --          (2,089)
(Loss) earnings before income taxes                       (1,085)            8,324                23             --           7,262
Income tax (benefit) expense                                 (16)            3,023                79             --           3,086
                                                     -----------     -------------        ----------       --------    ------------
(Loss) earnings after income taxes                        (1,069)            5,301               (56)            --           4,176
Equity in undistributed earnings of subsidiaries           5,245                --                --         (5,245)             --
                                                     -----------     -------------        ----------       --------    ------------
Net earnings                                         $     4,176     $       5,301        $      (56)      $ (5,245)   $      4,176
                                                     ===========     =============        ==========       ========    ============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE SIX MONTHS ENDED
JUNE 26, 2004

                                                 EDO Corporation
                                                 Parent Company       Subsidiary
                                                      Only            Guarantors      Non-Guarantors   Eliminations   Consolidated
                                                 ---------------   ---------------   ---------------   ------------   -------------
Net Sales                                            $    41,838     $     187,393       $    14,383      $  (6,447)   $    237,167
Costs and expenses:
Cost of sales                                             35,482           135,966            10,921         (6,447)        175,922

Selling, general and administrative                      2,815         33,341         2,755             --         38,911
Research and development                                 1,241          2,393           682             --          4,316
                                                     ---------      ---------     ---------      ---------      ---------
                                                        39,538        171,700        14,358         (6,447)       219,149
                                                     ---------      ---------     ---------      ---------      ---------
Operating Earnings                                       2,300         15,693            25             --         18,018

Non-operating income (expense)
Interest income                                            327             64            53             --            444
Interest expense                                        (4,467)            --            --             --         (4,467)
Other, net                                                (116)            91            --             --            (25)
                                                     ---------      ---------     ---------      ---------      ---------
                                                        (4,256)           155            53             --         (4,048)
(Loss) earnings before income taxes                     (1,956)        15,848            78             --         13,970
Income tax (benefit) expense                              (791)         6,554           174             --          5,937
                                                     ---------      ---------     ---------      ---------      ---------
(Loss) earnings after income taxes                      (1,165)         9,294           (96)            --          8,033
Equity in undistributed earnings of subsidiaries         9,198             --            --         (9,198)            --
                                                     ---------      ---------     ---------      ---------      ---------
Net earnings                                         $   8,033      $   9,294     $     (96)     $  (9,198)     $   8,033
                                                     =========      =========     =========      =========      =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 26, 2004

                                                    EDO Corporation
                                                    Parent Company   Subsidiary
                                                         Only        Guarantors   Non-Guarantors    Eliminations    Consolidated
                                                    ---------------  ----------   --------------    ------------    ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                 $         8,033  $    9,294   $          (96)   $     (9,198)   $      8,033
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                    928       4,147              380              --           5,455
Amortization                                                     --       2,383              502              --           2,885
Deferred tax benefit                                             --         190               --              --             190
Bad debt expense                                                246         (82)              --              --             164
Loss on sale of property, plant and equipment                    --          26               --              --              26
Deferred compensation expense                                   402          --               --              --             402
Non-cash Employee Stock Ownership Plan
  compensation expense                                        2,028          --               --              --           2,028
Dividends on unallocated Employee Stock Ownership
  Plan shares                                                   139          --               --              --             139
Common shares issued for directors' fees                         67          --               --                              67
Income tax benefit from stock options                           449          --               --              --             449
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                           (9,198)         --               --           9,198              --
Intercompany                                                  6,460      (7,042)             582              --              --
Accounts receivable                                           1,543      (3,113)            (424)             --          (1,994)
Inventories                                                    (165)    (14,022)            (483)             --         (14,670)
Prepayments and other assets                                    354       1,358                7              --           1,719
Accounts payable, accrued liabilities and other             (14,635)      4,448             (464)             --         (10,651)
Contract advances and deposits                                  478       3,559               --              --           4,037
                                                    ---------------  ----------   --------------    ------------    ------------
Cash (used) provided  by operations                          (2,871)      1,146                4              --          (1,721)
                                                    ---------------  ----------   --------------    ------------    ------------

INVESTING ACTIVITIES:
Purchase of plant and equipment                              (1,058)     (2,997)            (144)             --          (4,199)
Payments received on notes receivable                           150          --               --              --             150
Cash received from Emblem Escrow settlement                     301          --               --              --             301
                                                    ---------------  ----------   --------------    ------------    ------------
Cash used by investing activities                              (607)     (2,997)            (144)             --          (3,748)
                                                    ---------------  ----------   --------------    ------------    ------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                         656          --               --              --             656
Proceeds from management group receivables                       --         117               --              --             117
Payment of common share cash dividends                       (1,195)         --               --              --          (1,195)
                                                    ---------------  ----------   --------------    ------------    ------------
Cash (used) provided by financing activities                   (539)        117               --              --            (422)
                                                    ---------------  ----------   --------------    ------------    ------------
Net decrease in cash and cash equivalents                    (4,017)     (1,734)            (140)             --          (5,891)
Cash and cash equivalents at beginning of year               70,093      11,371            5,168              --          86,632
                                                    ---------------  ----------   --------------    ------------    ------------
Cash and cash equivalents at end of period          $        66,076  $    9,637   $        5,028    $         --    $     80,741
                                                    ===============  ==========   ==============    ============    ============

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003

                                                    EDO Corporation
                                                    Parent Company   Subsidiary
                                                         Only        Guarantors   Non-Guarantors    Eliminations    Consolidated
                                                    ---------------  ----------   --------------    ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                           $        70,093  $   11,371   $        5,168    $         --    $     86,632
Accounts receivable, net                                     29,087     101,233            3,984              (1)        134,303
Inventories                                                   5,320      26,124            3,289              --          34,733
Deferred income tax asset, net                                3,594          --               --              --           3,594
Prepayments and other                                         2,610       3,014              330              --           5,954
                                                    ---------------  ----------   --------------    ------------    ------------
Total current assets                                        110,704     141,742           12,771              (1)        265,216

Investment in subsidiaries                                  261,950          --               --        (261,950)             --
Property, plant and equipment, net                            6,966      20,674            3,715              --          31,355
Notes receivable                                              6,538          --               --              --           6,538
Goodwill                                                         --      82,919            9,608              --          92,527
Other intangible assets, net                                     --      42,276           13,622              --          55,898
Deferred income tax asset, net                               21,774          --               --              --          21,774
Other assets                                                 19,850       1,538               --              --          21,388
                                                    ---------------  ----------   --------------    ------------    ------------
                                                    $       427,782  $  289,149   $       39,716    $   (261,951)   $    494,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities            $        34,061  $   44,679   $        6,004    $         (1)   $     84,743
Contract advances and deposits                                2,788       5,407               --              --           8,195
                                                    ---------------  ----------   --------------    ------------    ------------
Total current liabilities                                    36,849      50,086            6,004              (1)         92,938

Long-term debt                                              137,800          --               --              --         137,800
Deferred income tax liabilities, net                            (82)         --               82              --              --
Post retirement benefits obligations                         61,035      10,863               --              --          71,898
Environmental obligation                                      1,728          --               --              --           1,728
Intercompany accounts                                            --     126,326           26,611        (152,937)             --
Shareholders' equity:
Preferred shares                                                 --          --               --              --              --
Common shares                                                19,832          99               --             (99)         19,832
Additional paid-in capital                                  150,097      25,221            6,486         (31,707)        150,097
Retained earnings                                            69,059      80,878              548         (81,426)         69,059
Accumulated other comprehensive loss,
   net of income tax benefit                                (29,512)         79              (15)            167         (29,281)
Treasury shares                                              (1,255)     (4,052)                           4,052          (1,255)
Unearned ESOP shares                                        (17,290)         --               --              --         (17,290)
Management group receivables                                     --        (351)              --              --            (351)
Deferred compensation under Long-Term
   Incentive Plan                                              (479)         --               --              --            (479)
                                                    ---------------  ----------   --------------    ------------    ------------
Total shareholders' equity                                  190,452     101,874            7,019        (109,013)        190,332
                                                    ---------------  ----------   --------------    ------------    ------------
                                                    $       427,782  $  289,149   $       39,716    $   (261,951)   $    494,696
                                                    ===============  ==========   ==============    ============    ============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
JUNE 28, 2003

                                                    EDO Corporation
                                                    Parent Company   Subsidiary
                                                         Only        Guarantors   Non-Guarantors    Eliminations    Consolidated
                                                    ---------------  ----------   --------------    ------------    ------------
Continuing Operations:
Net Sales                                           $        20,801  $   93,840   $        1,669    $     (4,574)   $    111,736
Costs and expenses:
Cost of sales                                                17,594      65,281              889          (4,574)         79,190
Selling, general and administrative                           1,570      19,570              353              --          21,493
Research and development                                        885       1,613               --              --           2,498
Impairment on Deer Park facility                                 --       9,160               --              --           9,160
Acquisition-related costs                                        62         153               --              --             215
                                                    ---------------  ----------   --------------    ------------    ------------
                                                             20,111      95,777            1,242          (4,574)        112,556
                                                    ---------------  ----------   --------------    ------------    ------------

Operating Earnings                                              690      (1,937)             427              --            (820)
Non-operating income (expense)
Interest income                                                 132          33               --              --             165

Interest expense                                             (2,247)         --               --              --          (2,247)
Other, net                                                      (51)        146               --              --              95
                                                    ---------------  ----------   --------------    ------------    ------------
                                                             (2,166)        179               --              --          (1,987)
(Loss) earnings from continuing
   operations before income taxes                            (1,476)     (1,756)             425              --          (2,807)
Income tax (benefit) expense                                 (4,237)      2,911              145              --          (1,181)
                                                    ---------------  ----------   --------------    ------------    ------------
Earnings (loss) from continuing operations                    2,761      (4,667)             280              --          (1,626)
Equity in undistributed earnings of subsidiaries             (4,387)         --               --           4,387              --
                                                    ---------------  ----------   --------------    ------------    ------------
Net earnings from continuing operations                      (1,626)     (4,667)             280           4,387          (1,626)
Earnings from discontinued operations                         1,398          --               --              --           1,398
                                                    ---------------  ----------   --------------    ------------    ------------
Net earnings                                        $          (228) $   (4,667)  $          280    $      4,387    $       (228)
                                                    ===============  ==========   ==============    ============    ============


EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE SIX MONTHS ENDED
JUNE 28, 2003

                                                    EDO Corporation
                                                    Parent Company   Subsidiary
                                                         Only        Guarantors   Non-Guarantors    Eliminations    Consolidated
                                                    ---------------  ----------   --------------    ------------    ------------
Continuing Operations:
Net Sales                                           $        41,228  $  172,896   $        1,669    $     (9,680)   $    206,113
Costs and expenses:
Cost of sales                                                34,833     122,978              889          (9,980)        149,020
Selling, general and administrative                           2,967      33,380              353              --          36,700
Research and development                                      1,608       2,880               --              --           4,488
Impairment on Deer Park facility                                 --       9,160               --              --           9,160
Acquisition-related costs                                       125         295               --              --             420
                                                    ---------------  ----------   --------------    ------------    ------------
                                                             39,533     168,693            1,242          (9,680)        199,788
                                                    ---------------  ----------   --------------    ------------    ------------

Operating Earnings                                            1,695       4,203              427              --           6,325
Non-operating income (expense)
Interest income                                                 344          56               --              --             400
Interest expense                                             (4,474)         --               --              --          (4,474)
Other, net                                                     (101)        231               (2)             --             128
                                                    ---------------  ----------   --------------    ------------    ------------
                                                             (4,231)        287               (2)             --          (3,946)

(Loss) earnings from continuing
   operations before income taxes                            (2,536)      4,490              425              --           2,379
Income tax (benefit) expense                                 (4,521)      5,399              145              --           1,023
                                                    ---------------  ----------   --------------    ------------    ------------
Earnings (loss) from continuing operations                    1,985        (909)             280              --           1,356
Equity in undistributed earnings of subsidiaries               (629)         --               --             629              --
                                                    ---------------  ----------   --------------    ------------    ------------
Net earnings (loss) from continuing operations                1,356        (909)             280             629           1,356
Earnings from discontinued operations                         1,398          --               --              --           1,398
                                                    ---------------  ----------   --------------    ------------    ------------
Net earnings                                        $         2,754  $     (909)  $          280    $        629    $      2,754
                                                    ===============  ==========   ==============    ============    ============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 28, 2003

                                                    EDO Corporation
                                                    Parent Company   Subsidiary
                                                         Only        Guarantors   Non-Guarantors    Eliminations    Consolidated
                                                    ---------------  ----------   --------------    ------------    ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                 $         1,356  $     (909)  $          280    $        629    $      1,356
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                    898       5,100               --              --           5,998
Amortization                                                     --       2,105               --              --           2,105
Deferred tax benefit                                         (3,757)          1               --              --          (3,756)
Bad debt expense                                                 --         154               --              --             154
Loss on sale of property, plant and equipment                     6          70               --              --              76
Impairment loss on assets held for sale                          --       9,160               --              --           9,160
Deferred compensation expense                                   121          --               --              --             121
Non-cash Employee Stock Ownership Plan
  compensation expense                                        1,510          --               --              --           1,510
Non-cash Employee Stock Ownership Plan
  compensation expense                                          292          --               --              --             292
Dividends on unallocated Employee Stock
  Ownership Plan shares                                         148          --               --              --             148
Common shares issued for directors' fees                         51          --               --              --              51

Income tax benefit from stock options                 45           --           --           --           45
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                   629           --           --         (629)          --
Intercompany                                      15,255      (15,255)          --           --           --
Accounts receivable                                  461       12,719         (974)          --       12,206
Inventories                                       (1,223)        (255)         328           --       (1,150)
Prepayments and other assets                           5          584           41           --          630
Accounts payable, accrued liabilities
  and other                                        2,246      (14,770)         (29)          --      (12,553)
Contract advances and deposits                    (4,127)      (5,390)          --           --       (9,517)
                                               ---------    ---------    ---------        -----    ---------
Cash provided (used) by continuing operations     13,916       (6,686)        (354)          --       (6,876)
                                               ---------    ---------    ---------        -----    ---------

Net cash provided by discontinued
  operations                                          47           --           --           --           47

INVESTING ACTIVITIES:
Purchase of plant and equipment                   (2,302)      (2,228)         (43)          --       (4,573)
Payments received on notes receivable                 75           26           --           --          101
Purchase of marketable securities                    (22)          --           --           --          (22)
Restricted cash                                   27,153           --           --           --       27,153
Cash paid for acquisitions, net of cash
  acquired                                       (88,792)          --           --           --      (88,792)
                                               ---------    ---------    ---------        -----    ---------
Cash used by investing activities                (63,888)      (2,202)         (43)          --      (66,133)
                                               ---------    ---------    ---------        -----    ---------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options               69           --           --           --           69
Proceeds from management group
  receivables                                         --          242           --           --          242
Repayments of acquired debt                      (11,998)          --           --           --      (11,998)
Payment of common share cash dividends            (1,182)          --           --           --       (1,182)
                                               ---------    ---------    ---------        -----    ---------
Cash (used) provided by financing activities     (13,111)         242           --           --      (12,869)
                                               ---------    ---------    ---------        -----    ---------
Net decrease in cash and cash
  equivalents                                    (63,036)      (8,646)        (397)          --      (72,079)
Cash and cash equivalents at beginning
  of year                                        115,160       13,949        3,211           --      132,320
                                               ---------    ---------    ---------        -----    ---------
Cash and cash equivalents at end of period     $  52,124    $   5,303    $   2,814        $  --    $  60,241
                                               =========    =========    =========        =====    =========

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief discussion of the critical accounting policies employed by us.

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

PENSION AND POST-RETIREMENT BENEFITS OBLIGATIONS

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

RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Consolidated Financial Statements as of June 26, 2004.

THREE MONTHS ENDED JUNE 26, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 28, 2003

      Net sales by segment were as follows:

                                          THREE MONTHS ENDED     INCREASE/(DECREASE)
                                        JUNE 26,      JUNE 28,           FROM
SEGMENT                                   2004          2003         PRIOR PERIOD
-------                                 --------      --------   -------------------
                                        (DOLLARS IN THOUSANDS)
Defense ............................    $ 99,427      $ 86,925          14.4%
Communications and Space Products...      14,510        13,323           8.9%
Engineered Materials ...............      12,353        11,488           7.5%
                                        --------      --------          ----
Total ..............................    $126,290      $111,736          13.0%
                                        ========      ========          ====

      In the Defense segment, approximately $5.4 million of the increase in sales was attributable to sales of Emblem Group Ltd. ("Emblem") since its acquisition date of June 16, 2003. In addition, there were increases in sales of reconnaissance and surveillance systems, professional services and aircraft weapons suspension and release systems, as well as sales beginning to be generated on the recently awarded Joint Enhanced Core Communications Systems ("JECCS") for the Marine Corps. These increases were partially offset by a decrease of $2.3 million to reflect an increase to the estimate-to-complete of an undersea warfare systems program accounted for under the percentage of completion method. The increase in the estimate resulted in a decrease to the percent complete and therefore a decrease to sales. The revision to the estimate resulted from performance issues discovered during testing phases. There was a comparable reduction to operating earnings as discussed below.

      In the Communications and Space Products segment, the increase in sales was attributable to deliveries on our contract with the U.S. Army for the new electronic force protection devices. This increase in sales was partially offset by a decrease attributable to completion of production deliveries of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS") in the first quarter of 2003. In 2004, we received a $6.8 million incremental award as part of a $45.3 million contract for additional force protection devices for the U.S. Army. This "rapid response" program will be a significant contributor to sales and margin as deliveries increase in the second half of the year.

      In the Engineered Materials segment, there were increases in sales of integrated composite structures including production and installation of our composite pipe on offshore oil rig projects. These increases were partially offset by decreases in sales of electro-ceramic products attributable to a $0.8 million increase to the estimate-to-complete on work related to the aforementioned undersea warfare systems program accounted for under the percentage of completion method. There was also a comparable reduction to operating earnings as discussed below.

      Operating earnings by segment were as follows:

                                             THREE MONTHS ENDED
                                            JUNE 26,   JUNE 28,
SEGMENT                                       2004       2003
-------                                    ---------   ---------
                                           (DOLLARS IN THOUSANDS)
Defense ................................   $   8,970   $   7,364
Communications and Space Products ......          97         827
Engineered Materials ...................         284         149
Impairment loss on Deer Park Facility...          --      (9,160)
                                           ---------   ---------
Total ..................................   $   9,351   $    (820)
                                           =========   =========

      Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                 THREE MONTHS ENDED
                                JUNE 26,   JUNE 28,
                                  2004       2003
                                --------   ---------
                               (DOLLARS IN THOUSANDS)
Pension .....................   $    550   $   1,000
ESOP Compensation expense ...   $    977   $     744
Intangible asset amortization   $  1,438   $   1,095

      The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense for the second quarter of 2004 is attributable to our higher average stock price compared to the second quarter of 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment. The $9.2 million impairment charge related to our Deer Park facility which was later sold in 2003. Operating earnings for the three months ended June 26, 2004 were also affected by several contract-related items which are described in further detail below in the discussion on segment operating earnings.

      The Defense segment's operating earnings for the three months ended June 26, 2004 were $9.0 million or 9.0% of this segment's net sales compared to $7.4 million or 8.5% of this segment's net sales for the three months ended June 28, 2003. This increase in operating earnings was attributable to continuing higher-margin sales of reconnaissance and surveillance systems and efficiencies achieved on sales of our radar signal simulator. In addition, there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.3 million negative impact to operating earnings and the aforementioned $2.3 million impact on an undersea warfare systems program. We believe that our current estimates reflect the total potential impacts.

      The Communications and Space Products segment operating earnings for the three months ended June 26, 2004 were $0.1 million or 0.7% of this segment's net sales compared to $0.8 million or 6.2% of this segment's net sales for the three months ended June 28, 2003. The decrease in operating earnings is related primarily to $0.8 million of charges in the antenna product line due to production inefficiencies resulting in inventory adjustments as well as increases in estimates-to-complete. This segment's operating results will be positively affected by the increased activity with respect to the aforementioned U.S. Army program for force protection devices which will be a significant contributor to operating earnings in this segment as the year progresses.

      The Engineered Materials segment's operating earnings for the three months ended June 26, 2004 were $0.3 million or 2.3% of this segment's net sales compared to operating earnings of $0.1 million or 1.3% of this segment's net sales for the three months ended June 28, 2003. In the second quarter of 2004, there was a negative impact of $0.8 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.8 million charge to earnings. During the second quarter of 2003, we incurred a charge of $0.7 million to write-down inventory and receivables related to the microwave product line that serviced the telecommunications industry. As sales were not materializing to expected levels we conducted an analysis which resulted in the write-down of $0.6 million of inventory and $0.1 million of unbilled receivables.

      Selling, general and administrative expenses for the three months ended June 26, 2004 decreased to $18.8 million or 14.9% of net sales from $21.5 million or 19.2% of net sales for the three months ended June 28, 2003. This decrease was attributable primarily to synergies achieved on the AERA and Darlington acquisitions.

      Research and development expense for the three months ended June 26, 2004 increased slightly to $2.9 million or 2.3% of net sales from $2.5 million or 2.2% of net sales for the three months ended June 28, 2003.

      Interest expense, net of interest income, for the three months ended June 26, 2004 remained virtually unchanged at $2.0 million compared to the three months ended June 28, 2003. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      For the three months ended June 26, 2004, net earnings were $4.2 million or $0.23 per diluted common share on 17.9 million diluted shares compared to a net loss from continuing operations of $1.6 million or $0.09 per diluted common share on 17.3 million diluted shares for the three months ended June 28, 2003. The convertible notes did not have a dilutive effect in either quarter. In the three months ended June 28, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of June 28, 2003. Consequently, $1.4 million, which was net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. The net loss including discontinued operations was $0.2 million or $0.01 per diluted share for the three months ended June 28, 2003.

SIX MONTHS ENDED JUNE 26, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 28, 2003

      Net sales by segment were as follows:

                                          SIX MONTHS ENDED     INCREASE/(DECREASE)
                                       JUNE 26,      JUNE 28,          FROM
SEGMENT                                  2004          2003        PRIOR PERIOD
-------                                --------      --------  -------------------
                                       (DOLLARS IN THOUSANDS)
Defense ............................   $187,467      $156,943          19.4%
Communications and Space Products...     26,062        27,703          (5.9)%
Engineered Materials ...............     23,638        21,467          10.1%
                                       --------      --------          ----
Total ..............................   $237,167      $206,113          15.1%
                                       ========      ========          ====

      In the Defense segment, approximately $12.7 million of the increase in sales was attributable to sales of Emblem Group Ltd. ("Emblem") since its acquisition date of June 16, 2003. In addition, there were increases in sales of reconnaissance and surveillance systems, professional services and aircraft weapons suspension and release systems. There were also sales contributed by the recently awarded Joint Enhanced Core Communication System ("JECCS"). These increases were partially offset by decreases in sales of electronic warfare equipment. The decrease in sales of electronic warfare equipment was due to the completion of the Universal Exciter Upgrade ("UEU") production program in 2003. Also offsetting the increases was the aforementioned decrease of $2.3 million to reflect an increase to the estimate-to-complete of an undersea warfare systems program accounted for under the percentage of completion method. The increase in the estimate resulted in a decrease to the percent complete and therefore a decrease to sales. The revision to the estimate resulted from performance issues discovered during testing phases. There was a comparable reduction to operating earnings as discussed below.

      In the Communications and Space Products segment, the decrease in sales was attributable to completion of production deliveries of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS") in the first quarter of 2003, as well as a decrease in antenna sales. This decrease in sales was partially offset by deliveries on our contract with the U.S. Army for the new electronic force protection devices. In 2004, we received a $6.8 million incremental award as part of a $45.3 million contract for additional force protection devices. This "rapid response" program will be a significant contributor to sales and margin as deliveries increase in the second half of the year.

      In the Engineered Materials segment, there were increases in sales of integrated composite structures including production and installation of our composite pipe on offshore oil rig projects.

      Operating earnings by segment were as follows:

                                          SIX MONTHS ENDED
                                        JUNE 26,    JUNE 28,
SEGMENT                                   2004        2003
-------                                 --------    --------
                                       (DOLLARS IN THOUSANDS)
Defense .............................   $ 18,000    $ 12,739
Communications and Space Products ...       (994)      2,051
Engineered Materials ................      1,012         695
Impairment loss on Deer Park Facility         --      (9,160)
                                        --------    --------
Total ...............................   $ 18,018    $  6,325
                                        ========    ========

      Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                   SIX MONTHS ENDED
                                JUNE 26,      JUNE 28,
                                  2004          2003
                                --------      --------
                                (DOLLARS IN THOUSANDS)
Pension .....................   $  1,100      $  2,000
ESOP Compensation expense ...   $  2,028      $  1,510
Intangible asset amortization   $  2,871      $  2,028

      The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense for the first six months of 2004 is attributable to our higher average stock price compared to the first six months of 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment. The $9.2 million impairment charge related to our Deer Park facility which was later sold in 2003. Operating earnings for the six months ended June 26, 2004 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

      The Defense segment's operating earnings for the six months ended June 26, 2004 were $18.0 million or 9.6% of this segment's net sales compared to $12.7 million or 8.1% of this segment's net sales for the six months ended June 28, 2003. This increase in operating earnings was attributable to continuing higher-margin sales of reconnaissance and surveillance systems. In addition, there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.6 million negative impact to operating earnings and the aforementioned $2.3 million impact on undersea warfare systems program. We believe that our current estimates reflect the total potential impacts.

      The Communications and Space Products segment operating loss for the six months ended June 26, 2004 was $1.0 million or 3.8% of this segment's net sales compared to operating earnings of $2.1 million or 7.4% of this segment's net sales for the six months ended June 28, 2003. The loss occurred primarily in the first quarter of 2004 and related to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered in the first quarter during testing. In addition, there was a loss in the antenna product line in the second quarter due to production inefficiencies resulting in inventory adjustments as well as increases in estimates-to-complete. This segment's operating results will be positively affected by the increased activity with respect to the aforementioned force protection devices program which will be a significant contributor to operating earnings in the second half of the year.

      The Engineered Materials segment's operating earnings for the six months ended June 26, 2004 were $1.0 million or 4.3% of this segment's net sales compared to operating earnings of $0.7 million or 3.2% of this segment's net sales for the six months ended June 28, 2003. In 2004, there was a negative impact of $0.8 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.8 million charge to earnings. In 2003, we incurred a charge of $0.7 million to write-down inventory and receivables related to the microwave product line that serviced the telecommunications industry. As sales were not materializing to expected levels, we conducted an analysis which resulted in the write-down of $0.6 million of inventory and $0.1 million of unbilled receivables.

      Selling, general and administrative expenses for the six months ended June 26, 2004 of $38.9 million decreased as a percent of net sales to 16.4% from 17.8% for the six months ended June 28, 2003. This decrease was attributable primarily to synergies achieved on the AERA and Darlington acquisitions.

      Research and development expense for the six months ended June 26, 2004 decreased slightly to $4.3 million or 1.8% of net sales from $4.5 million or 2.2% of net sales for the six months ended June 28, 2003.

      Interest expense, net of interest income, for the six months ended June 26, 2004 remained virtually unchanged at $4.0 million compared to the six months ended June 28, 2003. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      Income tax expense reflects an effective rate of 42.5% for the six month periods ended June 26, 2004 and June 28, 2003.

      For the six months ended June 26, 2004, net earnings were $8.0 million or $0.45 per diluted common share on 17.9 million diluted shares compared to net earnings from continuing operations of $1.4 million or $0.08 per diluted common share on 17.5 million diluted shares for the six months ended June 28, 2003. The convertible notes did not have a dilutive effect in either six month period. In the six months ended June 28, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of June 28, 2003. Consequently, $1.4 million, which was net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. Net earnings including discontinued operations, were $2.8 million or $0.16 per diluted share for the six months ended June 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

      Our cash and cash equivalents decreased 6.8% to $80.7 million at June 26, 2004 from $86.6 million at December 31, 2003. This decrease was due primarily to $1.7 million of cash used by operations, $4.2 million used for the purchase of capital equipment and $1.2 million for the payment of common share dividends. These decreases were partially offset by $0.7 million of proceeds from the exercise of stock options and $0.3 million of cash received upon settlement of an escrow related to the purchase of Emblem.

      Accounts receivable increased 1.3% to $136.1 million at June 26, 2004 from $134.3 million at December 31, 2003 due in part to timing of collections of billed receivables. At June 26, 2004 approximately 79% of billed receivables are in the under-60 days aging category. There was also growth in unbilled receivables resulting from work progressing on large programs such as Joint Strike Fighter and F/A-22.

      Inventories increased 42.2% to $49.4 million at June 26, 2004 from $34.7 million at December 31, 2003 due primarily to the efforts expended on work-in-progress on major programs, such as the force protection systems program for which deliveries will increase in the second half of the year.

      The note receivable of $6.7 million at June 26, 2004 and $6.5 million at December 31, 2003 represents the note receivable from the sale of our facility in Deer Park in 2003. Included in other current assets is $1.4 million in notes related to the sale of our former College Point facility in January 1996. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7.0% per annum. The latter notes receivable are secured by a mortgage on the facility.

FINANCING ACTIVITIES

Credit Facility

      We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

      The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At June 26, 2004, LIBOR was approximately 1.58% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

      There were no direct borrowings outstanding under the credit facility at June 26, 2004 and December 31, 2003. Letters of credit outstanding at June 26, 2004 pertaining to the credit facility were $43.8 million, resulting in $81.2 million available at June 26, 2004 for standby letters of credit, if needed.

      In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of June 26, 2004, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

      In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $1.4 million at June 26, 2004 and $1.5 million at December 31, 2003.

      The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of June 26, 2004, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

      In order to aggregate all commitments and contractual obligations as of June 26, 2004, we have included the following table. We are obligated under building and equipment leases expiring between 2004 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                           Payments Due In (in millions):
                                               ---------------------------------------------------
                                                                                                     2009 and
                                               Total     2004     2005     2006     2007     2008    Beyond
                                               ------   ------   ------   ------   ------   ------   --------
5.25% Convertible Subordinated Notes due
  2007.....................................    $137.8   $   --   $   --   $   --   $137.8   $   --    $   --
Operating leases...........................      79.4      8.3     12.6      8.7      8.3      7.5      34.0
Letters of credit..........................      44.2      4.3     37.9       --      2.0       --        --
Advance payment and performance bonds......       1.9      0.2       --       --       --       --       1.7
                                               ------   ------   ------   ------   ------   ------    ------
Total......................................    $263.3   $ 12.8   $ 50.5   $  8.7   $148.1   $  7.5    $ 35.7
                                               ======   ======   ======   ======   ======   ======    ======

      Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

      A hedging contract was put in place at the end of June 2004 which related to a long-term contract denominated in Euros. There was no significant impact on reported results as of and for the six months ended June 26, 2004.

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

BACKLOG

      The funded backlog of unfilled orders at June 26, 2004 increased to $535.9 million from $462.3 million at December 31, 2003. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on April 27, 2004, the following actions were taken:

      (a) Messrs. George M. Ball, Leslie F. Kenne, James Roth, James M. Smith and Robert S. Tyrer were elected as directors. The votes cast for, against or withheld for each nominee were as follows:

     Name         Votes For    Votes Against    Votes Withheld
     ----        ----------    -------------    --------------
George M. Ball   17,465,156         N/A             799,665
Leslie F. Kenne  17,843,869         N/A             420,952
James Roth       17,838,370         N/A             426,451
James M. Smith   17,520,469         N/A             744,352
Robert S. Tyrer  18,134,100         N/A             130,721

      (b) An amendment to the Certificate of Incorporation to eliminate the classification of the Board of Directors and to remove the requirement that the vote of the holders of 80% of the outstanding shares of the Corporation be required to amend, alter, change or repeal the classification of Board of Directors or to remove any director without cause was approved: there were 17,688,125 votes cast in favor, 560,035 votes cast against, and 36,660 abstentions.

      (c) The EDO Corporation 2004 Non-Employee Director Stock Ownership Plan was approved: there were 14,250,661 votes cast in favor, 1,942,917 votes cast against, and 59,912 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3(a)(1) Restated Certificate of Incorporation of the Company dated May 15, 2003 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003,
            Exhibit 3(a)(1)).

3(a)(2)* Amendment of the Restated Certificate of Incorporation of the Company dated May 10, 2004.

3(b)*       By-Laws of the Company as amended July 27, 2004.

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

*  Filed herewith.

(b) REPORTS ON FORM 8-K

      The following report on Form 8-K was filed during the six months ended June 26, 2004:

DATE OF REPORT                          ITEMS REPORTED
--------------    --------------------------------------------------------------
April 29, 2004    Earnings Release, dated April 29, 2004, announcing financial results for the quarter ended March 27, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                EDO CORPORATION (Registrant)

                                By: /s/ FREDERIC B. BASSETT
                                    --------------------------------------------
Dated: July 30, 2004                Frederic B. Bassett
                                    Vice President Finance,
                                    Treasurer and Chief Financial Officer