Form 10-Q
period 2004-09-25
EDO CORP
filed 2004-10-29
CIK 31617

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2004

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

      The number of shares of EDO common stock outstanding as of October 25, 2004 was 19,994,671 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                                                     Page
PART I               FINANCIAL INFORMATION

              ITEM 1 Financial Statements .........................................................   3

                     Consolidated Balance Sheets -
                     September 25, 2004 and December 31, 2003 .....................................   3

                     Consolidated Statements of Earnings -
                     Three months ended September 25, 2004 and September 27, 2003 .................   4

                     Consolidated Statements of Earnings -
                     Nine months ended September 25, 2004 and September 27, 2003 ..................   5

                     Consolidated Statements of Cash Flows -
                     Nine months ended September 25, 2004 and September 27, 2003 ..................   6

                     Notes to Consolidated Financial Statements ...................................   7

              ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ...................................................................  16

              ITEM 3 Quantitative and Qualitative Disclosures about Market Risk ...................  24

              ITEM 4 Controls and Procedures ......................................................  24

PART II              OTHER INFORMATION

              ITEM 1 Legal Proceedings ............................................................  24

              ITEM 4 Submission of Matters to a Vote of Security Holders ..........................  24

              ITEM 5 Other Information ............................................................  24

              ITEM 6 Exhibits .....................................................................  24

SIGNATURES                                                                                           26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 25,      DECEMBER 31,
                                                                                        2004              2003
                                                                                   --------------    --------------
                                                                                     (UNAUDITED)
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                          SHARE AND PER SHARE
                                                                                               AMOUNTS)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $       99,825    $       86,632
  Accounts receivable, net .....................................................          131,298           134,303
  Inventories ..................................................................           51,294            34,733
  Deferred income tax asset, net ...............................................            3,594             3,594
  Prepayments and other ........................................................            4,170             5,954
                                                                                   --------------    --------------
   Total current assets ........................................................          290,181           265,216
                                                                                   --------------    --------------
Property, plant and equipment, net .............................................           30,255            31,355
Notes receivable ...............................................................            6,736             6,538
Goodwill .......................................................................           92,249            92,527
Other intangible assets, net ...................................................           51,661            55,898
Deferred income tax asset, net .................................................           21,610            21,774
Other assets ...................................................................           19,547            21,388
                                                                                   --------------    --------------
                                                                                   $      512,239    $      494,696
                                                                                   ==============    ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................   $       16,474    $       22,801
  Accrued liabilities ..........................................................           60,774            61,942
  Contract advances and deposits ...............................................           13,548             8,195
                                                                                   --------------    --------------
   Total current liabilities ...................................................           90,796            92,938
                                                                                   --------------    --------------
Long-term debt .................................................................          137,800           137,800
Post-retirement benefits obligations ...........................................           72,704            71,898
Environmental obligation .......................................................            1,686             1,728
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized 500,000 shares ..........               --                --
  Common shares, par value $1 per share, authorized 50,000,000 shares,
   20,067,045 issued in 2004 and 19,832,108 issued in 2003 .....................           20,067            19,832
  Additional paid-in capital ...................................................          156,666           150,097
  Retained earnings ............................................................           82,378            69,059
  Accumulated other comprehensive loss, net of income tax benefit ..............          (29,191)          (29,281)
  Treasury shares at cost (91,650 shares in 2004 and 88,128 shares in 2003) ....           (1,387)           (1,255)
  Unearned Employee Stock Ownership Plan shares ................................          (16,352)          (17,290)
  Deferred compensation under Long-Term Incentive Plan .........................           (2,705)             (479)
  Management group receivables .................................................             (223)             (351)
                                                                                   --------------    --------------
   Total shareholders' equity ..................................................          209,253           190,332
                                                                                   --------------    --------------
                                                                                   $      512,239    $      494,696
                                                                                   ==============    ==============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                        FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 25,     SEPTEMBER 27,
                                                          2004              2003
                                                     --------------    --------------
                                                               (UNAUDITED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS)
  NET SALES ......................................   $      129,875    $      118,783
                                                     --------------    --------------
  COSTS AND EXPENSES
   Cost of sales .................................           94,168            84,818
   Selling, general and administrative ...........           18,326            20,388
   Research and development ......................            3,333             1,450
   Acquisition-related costs .....................               --               249
                                                     --------------    --------------
                                                            115,827           106,905
                                                     --------------    --------------
  OPERATING EARNINGS .............................           14,048            11,878

  NON-OPERATING INCOME (EXPENSE)
   Interest income ...............................              337               273
   Interest expense ..............................           (2,304)           (2,295)
   Other, net ....................................             (126)             (103)
                                                     --------------    --------------
                                                             (2,093)           (2,125)
                                                     --------------    --------------
Earnings before income taxes .....................           11,955             9,753
Income tax expense ...............................           (5,081)           (4,194)
                                                     --------------    --------------
NET EARNINGS AVAILABLE FOR COMMON SHARES .........   $        6,874    $        5,559
                                                     ==============    ==============
NET EARNINGS PER COMMON SHARE:
   Basic .........................................   $         0.39    $         0.32
                                                     ==============    ==============
   Diluted .......................................   $         0.35    $         0.30
                                                     ==============    ==============
Weighted-average common shares outstanding:
  Basic ..........................................           17,737            17,336
                                                     ==============    ==============
  Diluted ........................................           22,406            21,999
                                                     ==============    ==============
Dividends declared per common share ..............   $         0.03    $         0.03
                                                     ==============    ==============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                             FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 25,     SEPTEMBER 27,
                                                                              2004              2003
                                                                         --------------    --------------
                                                                                   (UNAUDITED)
                                                                              (IN THOUSANDS, EXCEPT
                                                                                PER SHARE AMOUNTS)
  NET SALES ..........................................................   $      367,042    $      324,896
                                                                         --------------    --------------
  COSTS AND EXPENSES
   Cost of sales .....................................................          270,090           233,838
   Selling, general and administrative ...............................           57,237            57,088
   Research and development ..........................................            7,649             5,938
   Impairment loss on assets held for sale ...........................               --             9,160
   Acquisition-related costs .........................................               --               669
                                                                         --------------    --------------
                                                                                334,976           306,693
                                                                         --------------    --------------
  OPERATING EARNINGS .................................................           32,066            18,203

  NON-OPERATING INCOME (EXPENSE)
   Interest income ...................................................              781               673
   Interest expense ..................................................           (6,771)           (6,769)
   Other, net ........................................................             (151)               25
                                                                         --------------    --------------
                                                                                 (6,141)           (6,071)
                                                                         --------------    --------------
Earnings before income taxes .........................................           25,925            12,132
Income tax expense ...................................................          (11,018)           (5,217)
                                                                         --------------    --------------
Earnings from continuing operations before discontinued operations ...           14,907             6,915
Earnings from discontinued operations, net of tax ....................               --             1,398
                                                                         --------------    --------------
NET EARNINGS AVAILABLE FOR COMMON SHARES .............................   $       14,907    $        8,313
                                                                         ==============    ==============
NET EARNINGS PER COMMON SHARE:
   Basic:
   Continuing operations .............................................   $         0.84    $         0.40
   Discontinued operations ...........................................               --              0.08
                                                                         --------------    --------------
                                                                         $         0.84    $         0.48
                                                                         ==============    ==============
   Diluted:
   Continuing operations .............................................   $         0.81    $         0.39
   Discontinued operations ...........................................               --              0.08
                                                                         --------------    --------------
                                                                         $         0.81    $         0.47
                                                                         ==============    ==============
Weighted-average common shares outstanding:
  Basic ..............................................................           17,652            17,281
                                                                         ==============    ==============
  Diluted ............................................................           22,328            17,526
                                                                         ==============    ==============
Dividends declared per common share ..................................   $         0.09    $         0.09
                                                                         ==============    ==============

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 25,     SEPTEMBER 27,
                                                                                   2004              2003
                                                                              --------------    --------------
                                                                                        (UNAUDITED)
                                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations ................................................   $       14,907    $        6,915
  Adjustments to earnings to arrive at cash provided by operations:
   Depreciation ...........................................................            8,073             9,017
   Amortization ...........................................................            4,254             3,529
   Bad debt expense .......................................................              289               170
   Deferred tax provision (benefit) .......................................              164            (3,756)
   Loss on disposal of property, plant and equipment ......................               32                92
   Impairment loss on assets held for sale ................................               --             9,160
   Deferred compensation expense ..........................................              699               182
   Non-cash Employee Stock Ownership Plan compensation expense ............            3,086             2,356
   Non-cash stock option compensation expense .............................               --               292
   Dividends on unallocated Employee Stock Ownership Plan shares ..........              206               221
   Common shares issued for directors' fees ...............................              104                79
   Income tax benefit from stock options and Long-Term Incentive Plan .....              700               147
   Changes in operating assets and liabilities, excluding
    effects of acquisitions:
     Accounts receivable ..................................................            2,716            13,579
     Inventories ..........................................................          (16,561)              874
     Prepayments and other assets .........................................            3,185              (126)
     Accounts payable, accrued liabilities and other ......................           (6,860)          (17,804)
     Contribution to defined benefit pension plan .........................               --            (5,000)
     Contract advances and deposits .......................................            5,353           (13,041)
                                                                              --------------    --------------
Cash provided by operations ...............................................           20,347             6,886
                                                                              --------------    --------------
Cash provided by discontinued operations ..................................               --                47

INVESTING ACTIVITIES:
  Purchase of plant and equipment .........................................           (7,005)           (6,938)
  Payments received on notes receivable ...................................              225             1,310
  Restricted cash .........................................................               --            27,347
  Purchase of marketable securities .......................................               --               (23)
  Cash paid for acquisitions, net of cash acquired ........................              301           (87,647)
                                                                              --------------    --------------
Cash used by investing activities .........................................           (6,479)          (65,951)
                                                                              --------------    --------------
FINANCING ACTIVITIES:
  Proceeds from exercise of stock options .................................              991               226
  Proceeds from management group receivables ..............................              128               242
  Repayments of acquired debt .............................................               --           (11,998)
  Payment of common share cash dividends ..................................           (1,794)           (1,774)
                                                                              --------------    --------------
Cash used by financing activities .........................................             (675)          (13,304)
                                                                              --------------    --------------
Net increase (decrease) in cash and cash equivalents ......................           13,193           (72,322)
Cash and cash equivalents at beginning of year ............................           86,632           132,320
                                                                              --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $       99,825    $       59,998
                                                                              ==============    ==============
Supplemental disclosures:
  Cash paid for:
   Interest ...............................................................   $        3,617    $        3,617
                                                                              ==============    ==============
   Income taxes ...........................................................   $       10,092    $       10,621
                                                                              ==============    ==============

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

                                              FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 25,     SEPTEMBER 27,     SEPTEMBER 25,    SEPTEMBER 27,
                                                2004              2003              2004               2003
                                           --------------    --------------    --------------    --------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported ..........................   $        6,874    $        5,559    $       14,907    $        8,313
  Stock option compensation expense
   based on fair value method,
   net of tax ..........................             (367)             (384)           (1,143)           (1,208)
                                           --------------    --------------    --------------    --------------
  Pro forma ............................   $        6,507    $        5,175    $       13,764    $        7,105
                                           ==============    ==============    ==============    ==============
Basic earnings per common share:
  As reported ..........................   $         0.39    $         0.32    $         0.84    $         0.48
  Pro forma ............................   $         0.37              0.30    $         0.78    $         0.41
Diluted earnings per common share:
  As reported ..........................   $         0.35    $         0.30    $         0.81    $         0.47
  Pro forma ............................   $         0.34    $         0.28    $         0.76    $         0.41
                                           ==============    ==============    ==============    ==============

During the nine months ended September 25, 2004, the Company issued 118.9 thousand common shares for the exercise of stock options and 116.0 thousand restricted common shares for long-term incentive awards.

(3) ACQUISITIONS

      On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology Ltd. unit in England, now known as EDO MBM Technology Ltd., and Artisan Technologies, Inc. subsidiary in the United States, now known as EDO Artisan. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that reinforces EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was (pound)16.1 million ($27.0 million), excluding transaction costs of approximately $1.9 million. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and, therefore, goodwill. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

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

                                          FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 27,
                                                    2003
                                          --------------------------
                                          (IN THOUSANDS, EXCEPT PER
                                                SHARE AMOUNTS)
Net sales ..............................         $  353,313
                                                 ==========
Earnings available for common shares ...         $    8,473
                                                 ==========
Diluted earnings per common share ......         $     0.48
                                                 ==========

      The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the period, or of the results which may occur in the future.

      The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                               EMBLEM          DARLINGTON           AERA
                                             AT JUNE 16,      AT MARCH 10,     AT FEBRUARY 5,
                                                2003              2003              2003
                                           --------------    --------------    --------------
Current assets                             $        9,314    $       11,943    $       13,022
Plant and equipment                                 3,537             1,534             1,048
Customer contracts and relationships                7,698            14,400            17,100
Purchased technologies                              5,355                 -                 -
Non-compete agreements                                318                30             2,420
Tradename                                             669               400               500
Goodwill                                            9,307            13,462            11,649
Other assets                                            -               446               414
Liabilities                                        (7,257)          (16,326)           (7,791)
                                           --------------    --------------    --------------
Total purchase price                       $       28,941    $       25,889    $       38,362
                                           ==============    ==============    ==============

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

      The changes in the carrying amount of goodwill by segment for the nine months ended September 25, 2004 are as follows:

                                                                  COMMUNI-
                                                                  CATIONS
                                                                 AND SPACE
                                                  DEFENSE         PRODUCTS        TOTAL
                                                ------------    ------------   ------------
                                                               (IN THOUSANDS)
Balance as of January 1, 2004 ...............   $     90,866    $      1,661   $     92,527
Adjustment of certain AERA liabilities ......             23              --             23
Emblem purchase price adjustment ............           (301)             --           (301)
                                                ------------    ------------   ------------
Balance as of September 25, 2004 ............   $     90,588    $      1,661   $     92,249
                                                ============    ============   ============

      Summarized below are intangible assets subject to amortization.

                                                                            SEPTEMBER 25,    DECEMBER 31,
                                                                               2004             2003          LIFE
                                                                            ---------        ----------    ------------
                                                                                   (IN THOUSANDS)
Capitalized non-compete agreements related to the acquisitions of
  DSI/AERA/Darlington/Emblem .............................................   $  3,118          $  3,118    1-5 years
Purchased technologies related to the acquisitions of Condor/Emblem ......     17,003            17,003    8-20 years
Customer contracts and relationships related to the acquisitions of
  AERA/Darlington/Emblem .................................................     39,198            39,198    10-20 years
Tradename related to the acquisitions of AERA/Darlington/Emblem ..........      1,569             1,569    5-10 years
Other intangible assets related to the acquisition of Condor .............        916               916    2 years
                                                                             --------          --------
                                                                               61,804            61,804
Less accumulated amortization ............................................    (10,143)           (5,906)
                                                                             --------          --------
                                                                             $ 51,661          $ 55,898
                                                                             ========          ========

      The amortization expense for the three months ended September 25, 2004 and September 27, 2003 amounted to $1.4 million in both periods. The amortization expense for the nine months ended September 25, 2004 and September 27, 2003 amounted to $4.2 million and $3.5 million, respectively. Total remaining amortization expense for 2004, 2005, 2006, 2007, 2008 and thereafter related to these intangible assets is estimated to be $1.3 million, $5.3 million, $5.3 million, $5.1 million, $4.5 million and $30.2 million, respectively.

      All intangible assets other than goodwill are subject to amortization.

(5) INVENTORIES

      Inventories are summarized by major classification as follows:

                                                 SEPTEMBER 25,     DECEMBER 31,
                                                     2004              2003
                                                --------------    --------------
                                                         (IN THOUSANDS)
Raw material and supplies ...................   $        9,908    $        8,624
Work-in-process .............................           54,310            38,052
Finished goods ..............................            1,875             1,870
  Less: Unliquidated progress payments ......          (14,799)          (13,813)
                                                --------------    --------------
                                                $       51,294    $       34,733
                                                ==============    ==============

(6) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                           FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 25,    SEPTEMBER 27,    SEPTEMBER 25,    SEPTEMBER 27,
                                                             2004             2003             2004            2003
                                                        --------------   --------------   --------------   --------------
                                                                                  (IN THOUSANDS)
Numerator:
  Net Earnings for basic and diluted calculation ....   $        6,874   $        5,559   $       14,907   $        8,313
  Effect of dilutive securities:
   5.25% Convertible Subordinated Notes .............            1,040            1,031            3,120               --
                                                        --------------   --------------   --------------   --------------
  Numerator for diluted calculation .................   $        7,914   $        6,590   $       18,027   $        8,313
                                                        ==============   ==============   ==============   ==============
Denominator:
  Denominator for basic calculation .................           17,737           17,336           17,652           17,281
  Effect of dilutive securities:
   Stock options ....................................              261              255              268              245
   5.25% Convertible Subordinated Notes .............            4,408            4,408            4,408               --
                                                        --------------   --------------   --------------   --------------
  Denominator for diluted calculation ...............           22,406           21,999           22,328           17,526
                                                        ==============   ==============   ==============   ==============

      The assumed conversion of the Notes was anti-dilutive for the nine months ended September 27, 2003.

      The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                         AS OF
                                             SEPTEMBER 25,    SEPTEMBER 27,
                                                 2004             2003
                                             -------------    -------------
5.25 % Convertible Subordinated Notes.....         --             4,408
Unexercised stock options.................        320               471
                                                  ---             -----
                                                  320             4,879
                                                  ===             =====

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

      For the three months ended September 25, 2004 and September 27, 2003, the Company recorded pension expense of $0.5 million and $1.0 million, respectively. For the nine months ended September 25, 2004 and September 27, 2003, the Company recorded pension expense of $1.6 million and $3.0 million, respectively. Summarized below are the components of the expense for each period presented.

                                              FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 25,     SEPTEMBER 27,     SEPTEMBER 25,     SEPTEMBER 27,
                                                2004              2003              2004              2003
                                           --------------    --------------    --------------    --------------
                                                                      (IN THOUSANDS)
Service cost ...........................   $           --    $           --    $           --    $           --
Interest cost ..........................            3,037             3,182             9,111             9,546
Expected return on plan assets .........           (3,176)           (3,062)           (9,528)           (9,186)
Amortization of unrecognized net loss ..              689               880             2,067             2,640
                                           --------------    --------------    --------------    --------------
                                           $          550    $        1,000    $        1,650    $        3,000
                                           ==============    ==============    ==============    ==============

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

(9) COMPREHENSIVE INCOME

      As of September 25, 2004, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended September 25, 2004 was $6.9 million compared to comprehensive income for the three months ended September 27, 2003 of $5.5 million. Comprehensive income for the nine months ended September 25, 2004 was $15.0 million compared to comprehensive income from continuing operations for the nine months ended September 27, 2003 of $6.8 million.

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

                                                FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 25,     SEPTEMBER 27,     SEPTEMBER 25,     SEPTEMBER 27,
                                                  2004              2003              2004              2003
                                             --------------    --------------    --------------    --------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales:
Defense ..................................   $       98,781    $       94,108    $      286,248    $      251,051
Communications and Space Products ........           20,485            13,308            46,547            41,011
Engineered Materials .....................           10,609            11,367            34,247            32,834
                                             --------------    --------------    --------------    --------------
                                             $      129,875    $      118,783    $      367,042    $      324,896
                                             --------------    --------------    --------------    --------------
Operating earnings (loss):
Defense ..................................   $        9,503    $       10,781    $       27,503    $       23,520
Communications and Space Products ........            2,633               295             1,639             2,346
Engineered Materials .....................            1,912               802             2,924             1,497
Impairment loss on assets held for sale ..               --                --                --            (9,160)
                                             --------------    --------------    --------------    --------------
                                                     14,048            11,878            32,066            18,203
Net interest expense .....................           (1,967)           (2,022)           (5,990)           (6,096)
Other, net ...............................             (126)             (103)             (151)               25
                                             --------------    --------------    --------------    --------------
Earnings before income taxes .............   $       11,955    $        9,753    $       25,925    $       12,132
                                             --------------    --------------    --------------    --------------

(11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

      The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at September 25, 2004 and December 31, 2003 and for the three and nine month periods ended September 25, 2004 and September 27, 2003. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 25, 2004

                                                EDO Corporation
                                                Parent Company     Subsidiary
                                                     Only          Guarantors   Non-Guarantors      Eliminations      Consolidated
                                                ---------------    ----------   ---------------   ---------------   ---------------
ASSETS
Current assets:
Cash and cash equivalents                       $        90,391    $    4,365   $          5,069  $            --   $        99,825
Accounts receivable, net                                 29,101        98,396              3,814              (13)          131,298
Inventories                                               2,502        44,735              4,057               --            51,294
Deferred income tax asset, net                            3,594            --                 --               --             3,594
Prepayments and other                                     2,288         1,722                160               --             4,170
                                                ---------------    ----------    ---------------  ---------------   ---------------
Total current assets                                    127,876       149,218             13,100              (13)          290,181

Investment in subsidiaries                              246,888            --                 --         (246,888)               --
Property, plant and equipment, net                        7,516        19,415              3,324               --            30,255
Notes receivable                                          6,736            --                 --               --             6,736
Goodwill                                                     --        82,942              9,307               --            92,249
Other intangible assets, net                                 --        38,793             12,868               --            51,661
Deferred income tax asset, net                           21,610            --                 --               --            21,610
Other assets                                             18,286         1,261                 --               --            19,547
                                                ---------------    ----------    ---------------  ---------------   ---------------
                                                $       428,912    $  291,629    $        38,599  $      (246,901)  $       512,239

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities        $        16,898    $   55,367    $         4,871  $           112   $        77,248
Contract advances and deposits                            2,018        11,530                 --               --            13,548
                                                ---------------    ----------    ---------------  ---------------   ---------------
Total current liabilities                                18,916        66,897              4,871              112            90,796

Long-term debt                                          137,800            --                 --               --           137,800
Post retirement benefits obligations                     61,217        11,487                 --               --            72,704
Environmental obligation                                  1,686            --                 --               --             1,686
Intercompany accounts                                        --        95,003             26,902         (121,905)               --
Shareholders' equity:
Preferred shares                                             --            --                 --               --                --
Common shares                                            20,067            99                 --              (99)           20,067
Additional paid-in capital                              156,666        25,223              6,486          (31,709)          156,666
Retained earnings                                        82,378        97,078                274          (97,352)           82,378
Accumulated other comprehensive loss, net
  of income tax benefit                                 (29,374)          117                 66               --           (29,191)
Treasury shares                                          (1,387)       (4,052)                --            4,052            (1,387)
Unearned ESOP shares                                    (16,352)           --                 --               --           (16,352)
Management group receivables                                 --          (223)                --               --              (223)
Deferred compensation under Long-Term
  Incentive Plan                                         (2,705)           --                 --               --            (2,705)
                                                ---------------    ----------    ---------------  ---------------   ---------------
Total shareholders' equity                              209,293       118,242              6,826         (125,108)          209,253
                                                ---------------    ----------    ---------------  ---------------   ---------------
                                                $       428,912    $  291,629    $        38,599  $      (246,901)  $       512,239
                                                ===============    ==========    ===============  ===============   ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 25, 2004

                                           EDO Corporation
                                           Parent Company      Subsidiary
                                                Only           Guarantors       Non-Guarantors     Eliminations      Consolidated
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Net Sales                                  $        22,948   $       103,008   $         6,717   $        (2,798)  $       129,875
Costs and expenses:
Cost of sales                                       19,143            72,314             5,509            (2,798)           94,168
Selling, general and administrative                    168            17,217               941                --            18,326
Research and development                               728             2,180               425                --             3,333
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                                    20,039            91,711             6,875            (2,798)          115,827
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Operating earnings (loss)                            2,909            11,297              (158)               --            14,048

Non-operating income (expense)
Interest income                                        288                30                19                --               337
Interest expense                                    (2,304)               --                --                --            (2,304)
Other, net                                             (48)              (78)               --                --              (126)
                                           ---------------   ---------------   ---------------   ---------------   ---------------
                                                    (2,064)              (48)               19                --            (2,093)
Earnings (loss) before income taxes                    845            11,249              (139)               --            11,955
Income tax expense                                     699             4,343                39                --             5,081
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Earnings (loss) after income taxes                     146             6,906              (178)               --             6,874
Equity in undistributed earnings of
  subsidiaries                                       6,728                --                --            (6,728)               --
                                           ---------------   ---------------   ---------------   ---------------   ---------------
Net earnings (loss)                        $         6,874   $         6,906   $          (178)  $        (6,728)  $         6,874
                                           ===============   ===============   ===============   ===============   ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE NINE MONTHS ENDED
SEPTEMBER 25, 2004

                                           EDO Corporation
                                            Parent Company      Subsidiary
                                                Only            Guarantors     Non-Guarantors     Eliminations      Consolidated
                                           ---------------   ---------------  ---------------   ---------------    ---------------
Net Sales                                  $        64,786   $       290,401  $        21,100   $        (9,245)   $       367,042
Costs and expenses:
Cost of sales                                       54,625           208,280           16,430            (9,245)           270,090
Selling, general and administrative                  2,983            50,558            3,696                --             57,237
Research and development                             1,969             4,573            1,107                --              7,649
                                           ---------------   ---------------  ---------------   ---------------    ---------------
                                                    59,577           263,411           21,233            (9,245)           334,976
                                           ---------------   ---------------  ---------------   ---------------    ---------------
Operating earnings (loss)                            5,209            26,990             (133)               --             32,066

Non-operating income (expense)
Interest income                                        615                94               72                --                781
Interest expense                                    (6,771)               --               --                --             (6,771)
Other, net                                            (164)               13               --                --               (151)
                                           ---------------   ---------------  ---------------   ---------------    ---------------
                                                    (6,320)              107               72                --             (6,141)
(Loss) earnings before income taxes                 (1,111)           27,097              (61)               --             25,925
Income tax (benefit) expense                           (92)           10,897              213                --             11,018
                                           ---------------   ---------------  ---------------   ---------------    ---------------
(Loss) earnings after income taxes                  (1,019)           16,200             (274)               --             14,907
Equity in undistributed earnings of
  subsidiaries                                      15,926                --               --           (15,926)                --
                                           ---------------   ---------------  ---------------   ---------------    ---------------
Net earnings                               $        14,907   $        16,200  $          (274)  $       (15,926)   $        14,907
                                           ===============   ===============  ===============   ===============    ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 25, 2004

                                                EDO Corporation
                                                Parent Company    Subsidiary
                                                      Only        Guarantors    Non-Guarantors     Eliminations    Consolidated
                                                ---------------   ----------    --------------     ------------    ------------
OPERATING ACTIVITIES:
Earnings (loss) from continuing operations      $        14,907   $   16,200    $         (274)    $    (15,926)   $     14,907
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                              1,393        6,125               555               --           8,073
Amortization                                                 --        3,500               754               --           4,254
Deferred tax benefit                                        246           --               (82)              --             164
Bad debt expense                                             --          289                --               --             289
Loss on sale of property, plant and
  equipment                                                  --           32                --               --              32
Deferred compensation expense                               699           --                --               --             699
Non-cash Employee Stock Ownership
  Plan compensation expense                               3,086           --                --               --           3,086
Dividends on unallocated Employee
  Stock Ownership Plan shares                               206           --                --               --             206
Common shares issued for directors'
  fees                                                      104           --                --               --             104
Income tax benefit from stock options                       700           --                --               --             700
Changes in operating assets and
  liabilities, excluding effects of
  acquisitions:
Equity in earnings of subsidiaries                      (15,926)          --                --           15,926              --
Intercompany                                             30,687      (31,279)              592               --              --
Accounts receivable                                         (14)       2,560               170               --           2,716
Inventories                                               2,818      (18,611)             (768)              --         (16,561)
Prepayments and other assets                              1,463        1,552               170               --           3,185
Accounts payable, accrued liabilities and
  other                                                 (17,080)      11,272            (1,052)              --          (6,860)
Contract advances and deposits                             (770)       6,123                --               --           5,353
                                                ---------------   ----------    --------------     ------------    ------------
Cash provided (used) by operations                       22,519       (2,237)               65               --          20,347
                                                ---------------   ----------    --------------     ------------    ------------

INVESTING ACTIVITIES:
Purchase of plant and equipment                          (1,944)      (4,897)             (164)              --          (7,005)
Payments received on notes receivable                       225           --                --               --             225
Cash received from Emblem Escrow
  settlement                                                301           --                --               --             301
                                                ---------------   ----------    --------------     ------------    ------------
Cash used by investing activities                        (1,418)      (4,897)             (164)              --          (6,479)
                                                ---------------   ----------    --------------     ------------    ------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                     991           --                --               --             991
Proceeds from management group receivables                   --          128                --               --             128

Payment of common share cash dividends                   (1,794)          --                --               --          (1,794)
                                                ---------------   ----------    --------------     ------------    ------------
Cash (used) provided by financing
  activities                                               (803)         128                --               --            (675)
                                                ---------------   ----------    --------------     ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                                       20,298       (7,006)              (99)              --          13,193
Cash and cash equivalents at beginning of
  year                                                   70,093       11,371             5,168               --          86,632
                                                ---------------   ----------    --------------     ------------    ------------
Cash and cash equivalents at end of period      $        90,391   $    4,365    $        5,069     $         --    $     99,825
                                                ===============   ==========    ==============     ============    ============

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003

                                           EDO Corporation
                                            Parent Company    Subsidiary
                                                Only          Guarantors     Non-Guarantors     Eliminations        Consolidated
                                           ---------------    ----------    ---------------    ---------------    ---------------
ASSETS
Current assets:
Cash and cash equivalents                  $        70,093    $   11,371    $         5,168    $            --    $        86,632
Accounts receivable, net                            29,087       101,233              3,984                 (1)           134,303
Inventories                                          5,320        26,124              3,289                 --             34,733
Deferred income tax asset, net                       3,594            --                 --                 --              3,594
Prepayments and other                                2,610         3,014                330                 --              5,954
                                           ---------------    ----------    ---------------    ---------------    ---------------
Total current assets                               110,704       141,742             12,771                 (1)           265,216

Investment in subsidiaries                         261,950            --                 --           (261,950)                --
Property, plant and equipment, net                   6,966        20,674              3,715                 --             31,355
Notes receivable                                     6,538            --                 --                 --              6,538
Goodwill                                                --        82,919              9,608                 --             92,527
Other intangible assets, net                            --        42,276             13,622                 --             55,898
Deferred income tax asset, net                      21,774            --                 --                 --             21,774
Other assets                                        19,850         1,538                 --                 --             21,388
                                           ---------------    ----------    ---------------    ---------------    ---------------
                                           $       427,782    $  289,149    $        39,716    $      (261,951)   $       494,696
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities                              $        34,061    $   44,679    $         6,004    $            (1)   $        84,743
Contract advances and deposits                       2,788         5,407                 --                 --              8,195
                                           ---------------    ----------    ---------------    ---------------    ---------------
Total current liabilities                           36,849        50,086              6,004                 (1)            92,938
Long-term debt                                     137,800            --                 --                 --            137,800
Deferred income tax liabilities, net                   (82)           --                 82                 --                 --
Post retirement benefits obligations                61,035        10,863                 --                 --             71,898
Environmental obligation                             1,728            --                 --                 --              1,728
Intercompany accounts                                   --       126,326             26,611           (152,937)                --
Shareholders' equity:
Preferred shares                                        --            --                 --                 --                 --
Common shares                                       19,832            99                 --                (99)            19,832
Additional paid-in capital                         150,097        25,221              6,486            (31,707)           150,097
Retained earnings                                   69,059        80,878                548            (81,426)            69,059
Accumulated other comprehensive loss,
  net of income tax benefit                        (29,512)           79                (15)               167            (29,281)
Treasury shares                                     (1,255)       (4,052)                                4,052             (1,255)
Unearned ESOP shares                               (17,290)           --                 --                 --            (17,290)
Management group receivables                            --          (351)                --                 --               (351)
Deferred compensation under Long-Term
  Incentive Plan                                      (479)           --                 --                 --               (479)
                                           ---------------    ----------    ---------------    ---------------    ---------------
Total shareholders' equity                         190,452       101,874              7,019           (109,013)           190,332
                                           ---------------    ----------    ---------------    ---------------    ---------------
                                           $       427,782    $  289,149    $        39,716    $      (261,951)   $       494,696
                                           ===============    ==========    ===============    ===============    ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 27, 2003

                                             EDO Corporation
                                              Parent Company   Subsidiary
                                                   Only        Guarantors      Non-Guarantors      Eliminations      Consolidated
                                             ---------------   -----------    ---------------    ---------------    ---------------
Continuing Operations:
Net Sales                                    $        22,769   $    92,439    $         7,448    $        (3,873)   $       118,783
Costs and expenses:
Cost of sales                                         19,736        65,262              3,693             (3,873)            84,818

Selling, general and administrative                    1,219        16,065              3,104                 --             20,388
Research and development                                 545           905                 --                 --              1,450
Acquisition-related costs                                 62           187                 --                 --                249
                                             ---------------   -----------    ---------------    ---------------    ---------------
                                                      21,562        82,419              6,797             (3,873)           106,905
                                             ---------------   -----------    ---------------    ---------------    ---------------
Operating Earnings                                     1,207        10,020                651                 --             11,878
Non-operating income (expense)
Interest income                                           87           176                 10                 --                273
Interest expense                                      (2,295)           --                 --                 --             (2,295)
Other, net                                                14          (119)                 2                 --               (103)
                                             ---------------   -----------    ---------------    ---------------    ---------------
                                                      (2,194)           57                 12                 --             (2,125)
(Loss) earnings from continuing
   operations before income taxes                       (987)       10,077                663                 --              9,753
Income tax expense                                     3,190           639                365                 --              4,194
                                             ---------------   -----------    ---------------    ---------------    ---------------
(Loss) earnings from continuing
   operations                                         (4,177)        9,438                298                 --              5,559
Equity in undistributed earnings of
   subsidiaries                                        9,736            --                 --             (9,736)                --
                                             ---------------   -----------    ---------------    ---------------    ---------------
Net earnings                                 $         5,559   $     9,438    $           298    $        (9,736)   $         5,559
                                             ===============   ===========    ===============    ===============    ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 27, 2003

                                           EDO Corporation
                                           Parent Company       Subsidiary
                                                Only            Guarantors     Non-Guarantors   Eliminations      Consolidated
                                           ---------------   ---------------  ---------------  ---------------   ---------------
Continuing Operations:
Net Sales                                  $        63,997   $       265,335  $         9,117  $       (13,553)  $       324,896
Costs and expenses:
Cost of sales                                       54,569           188,240            4,582          (13,553)          233,838
Selling, general and administrative                  4,186            49,445            3,457               --            57,088
Research and development                             2,153             3,785               --               --             5,938
Acquisition-related costs                              187               482               --               --               669
Impairment loss on assets held for sale                 --             9,160               --               --             9,160
                                           ---------------   ---------------  ---------------  ---------------   ---------------
                                                    61,095           251,112            8,039          (13,553)          306,693
                                           ---------------   ---------------  ---------------  ---------------   ---------------

Operating Earnings                                   2,902            14,223            1,078               --            18,203
Non-operating income (expense)
Interest income                                        431               232               10               --               673
Interest expense                                    (6,769)               --               --               --            (6,769)
Other, net                                             (87)              112               --               --                25
                                           ---------------   ---------------  ---------------  ---------------   ---------------
                                                    (6,425)              344               10               --            (6,071)
(Loss) earnings from continuing
   operations before income taxes                   (3,523)           14,567            1,088               --            12,132
Income tax (benefit) expense                        (1,331)            6,038              510               --             5,217
                                           ---------------   ---------------  ---------------  ---------------   ---------------
(Loss) earnings from continuing
   operations                                       (2,192)            8,529              578               --             6,915
Equity in undistributed earnings of
   subsidiaries                                      9,107                --               --           (9,107)               --
                                           ---------------   ---------------  ---------------  ---------------   ---------------
Net earnings from continuing
   operations                                        6,915             8,529              578           (9,107)            6,915
Earnings from discontinued operations                1,398                --               --               --             1,398
                                           ---------------   ---------------  ---------------  ---------------   ---------------
Net earnings                               $         8,313   $         8,529  $           578  $        (9,107)  $         8,313
                                           ===============   ===============  ===============  ===============   ===============

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 27, 2003

                                                   EDO Corporation
                                                    Parent Company    Subsidiary
                                                        Only          Guarantors     Non-Guarantors   Eliminations    Consolidated
                                                   ---------------    -----------    ---------------  ------------    ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                $         6,915    $     8,529    $          578   $     (9,107)   $      6,915
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                 1,315          7,558               144             --           9,017
Amortization                                                    --          3,302               227             --           3,529
Deferred tax benefit                                        (3,756)            --                --             --          (3,756)
Bad debt expense                                                --            170                --             --             170
Loss on sale of property, plant and
  equipment                                                     --             92                --             --              92
Impairment loss on assets held for sale                         --          9,160                --             --           9,160

Deferred compensation expense                                  182             --                --             --             182
Non-cash Employee Stock Ownership Plan
  compensation expense                                       2,356             --                --             --           2,356
Non-cash Employee Stock Ownership Plan
  compensation expense                                         292             --                --             --             292
Dividends on unallocated Employee Stock
  Ownership Plan shares                                        221             --                --             --             221
Common shares issued for directors' fees                        79             --                --             --              79
Income tax benefit from stock options                          147             --                --             --             147
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                          (9,107)            --                --          9,107              --
Intercompany                                                55,476        (31,776)            6,208        (29,908)             --
Accounts receivable                                          5,250          8,414               (85)            --          13,579
Inventories                                                 (2,707)         3,228               353             --             874
Prepayments and other assets                               (31,223)         1,163                26         29,908            (126)
Contribution to defined benefit pension plan                (5,000)            --                --             --          (5,000)
Accounts payable, accrued liabilities and
  other                                                     (2,226)       (12,069)           (3,509)            --         (17,804)
Contract advances and deposits                              (7,540)        (5,501)               --             --         (13,041)
                                                   ---------------    -----------    --------------   ------------    ------------
Cash provided (used) by continuing
  operations                                                10,674         (7,730)            3,942             --           6,886
                                                   ---------------    -----------    --------------   ------------    ------------
Net cash provided by discontinued
  operations                                                    47             --                --             --              47

INVESTING ACTIVITIES:

Purchase of plant and equipment                             (2,795)        (3,830)             (313)            --          (6,938)
Payments received on notes receivable                          225          1,085                --             --           1,310
Purchase of marketable securities                              (23)            --                --             --             (23)
Restricted cash                                             27,347             --                --             --          27,347
Cash paid for acquisitions, net of cash
  acquired                                                 (87,647)            --                --             --         (87,647)
                                                   ---------------    -----------    --------------   ------------    ------------
Cash used by investing activities                          (62,893)        (2,745)             (313)            --         (65,951)
                                                   ---------------    -----------    --------------   ------------    ------------
FINANCING ACTIVITIES:

Proceeds from exercise of stock options                        226             --                --             --             226
Proceeds from management group receivables                      --            242                --             --             242
Repayments of acquired debt                                (11,998)            --                --             --         (11,998)
Payment of common share cash dividends                      (1,774)            --                --             --          (1,774)
                                                   ---------------    -----------    --------------   ------------    ------------
Cash (used) provided by financing
  activities                                               (13,546)           242                --             --         (13,304)
                                                   ---------------    -----------    --------------   ------------    ------------
Net (decrease) increase in cash and cash
  equivalents                                              (65,718)       (10,233)            3,629             --         (72,322)
Cash and cash equivalents at beginning
  of year                                                  115,160         17,160                --             --         132,320
                                                   ---------------    -----------    --------------   ------------    ------------
Cash and cash equivalents at end of period         $        49,442    $     6,927    $        3,629             --    $     59,998
                                                   ===============    ===========    ==============   ============    ============

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

            -  Aircraft Armament

            -  Undersea Warfare

            -  Professional Services

            -  C4I - Command, Control, Communications, Computers, and
               Intelligence

            -  Integrated Composite Structures

      We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical on a wide range of military programs. We have three reporting segments: Defense, Communications and Space Products, and Engineered Materials. Our Defense segment provides integrated front-line warfighting systems and components including electronic-warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, integrated combat systems, command, control, communications, computers, and intelligence (C4I) products and systems, undersea-warfare systems and professional and engineering services for military forces and friendly governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries. The Company has a disciplined acquisition program which is diversifying the base of major platforms and customers.

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

RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Consolidated Financial Statements as of September 25, 2004.

THREE MONTHS ENDED SEPTEMBER 25, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 27, 2003

      Net sales by segment were as follows:

                                                THREE MONTHS ENDED         INCREASE/(DECREASE)
                                          SEPTEMBER 25,    SEPTEMBER 27,          FROM
SEGMENT                                       2004             2003            PRIOR PERIOD
-------                                  --------------   --------------   ------------------
                                                      (DOLLARS IN THOUSANDS)
Defense ..............................   $       98,781   $       94,108          5.0%
Communications and Space Products ....           20,485           13,308         53.9%
Engineered Materials .................           10,609           11,367         (6.7)%
                                         --------------   --------------         ----
Total ................................   $      129,875   $      118,783          9.3%
                                         ==============   ==============         ====

      In the Defense segment, there were increases in sales of C4I, airborne mine countermeasures systems, which includes OASIS, and professional services. These increases were partially offset by a decrease in undersea warfare systems.

      In the Communications and Space Products segment, the increase in sales was attributable to deliveries on our contract with the U.S. Army for the new force protection systems. Earlier this year, we received a $6.8 million incremental award as part of a $45.3 million contract for additional force protection systems for the U.S. Army. This "rapid response" program will be a significant contributor to sales and margin in this segment for the remainder of the year.

      In the Engineered Materials segment, there were decreases in sales of integrated composite structures, primarily attributable to the absence of sales on the Comanche program which was terminated.

      Operating earnings by segment were as follows:

                                                  THREE MONTHS ENDED
                                            SEPTEMBER 25,   SEPTEMBER 27,
SEGMENT                                         2004             2003
-------                                    --------------   --------------
                                                (DOLLARS IN THOUSANDS)
Defense ................................   $        9,503   $       10,781
Communications and Space Products ......            2,633              295
Engineered Materials ...................            1,912              802
                                           --------------   --------------
Total ..................................   $       14,048   $       11,878
                                           ==============   ==============

      Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                             THREE MONTHS ENDED
                                       SEPTEMBER 25,    SEPTEMBER 27,
                                           2004             2003
                                      --------------   --------------
                                            (DOLLARS IN THOUSANDS)
Pension expense ...................   $          550   $        1,000
ESOP Compensation expense .........   $        1,058   $          846
Intangible asset amortization .....   $        1,366   $        1,429

      The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense for the third quarter of 2004 is attributable to our higher average stock price compared to the third quarter of 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment.

      The Defense segment's operating earnings for the three months ended September 25, 2004 were $9.5 million or 9.6% of this segment's net sales compared to $10.8 million or 11.5% of this segment's net sales for the three months ended September 27, 2003. This decrease in operating earnings was attributable to lower profitability in electronic warfare systems due to the completion of production activities on the Universal Exciter Upgrade ("UEU") program in 2003 which resulted in earnings at a relatively high margin.

      The Communications and Space Products segment's operating earnings for the three months ended September 25, 2004 were $2.6 million or 12.9% of this segment's net sales compared to $0.3 million or 2.2% of this segment's net sales for the three months ended September 27, 2003. Operating earnings for the third quarter of 2003 included a $1.1 million charge to write-down satellite-related inventory to net realizable value, resulting from competitive price pressure from our major customer as well as some obsolescence determined as part of our normal ongoing review of recoverability. The increase in operating earnings for the three months ended September 25, 2004 is attributable to sales associated with the aforementioned U.S. Army program for force protection systems which will continue to be a significant contributor to operating earnings in this segment for the year.

      The Engineered Materials segment's operating earnings for the three months ended September 25, 2004 were $1.9 million or 18.0% of this segment's net sales compared to operating earnings of $0.8 million or 7.1% of this segment's net sales for the three months ended September 27, 2003. Operating earnings for the three months ended September 25, 2004 were positively affected by a net $0.8 million, resulting from $1.1 million received in a settlement of a legal matter, partially offset by related legal fees.

      Selling, general and administrative expenses for the three months ended September 25, 2004 decreased to $18.3 million or 14.1% of net sales from $20.4 million or 17.2% of net sales for the three months ended September 27, 2003. This decrease was attributable primarily to facilities consolidations and other synergies achieved on the AERA and Darlington acquisitions.

      Research and development expense for the three months ended September 25, 2004 increased to $3.3 million or 2.6% of net sales from $1.5 million or 1.2% of net sales for the three months ended September 27, 2003. The increase is attributable to expenditures in the Defense segment in reconnaissance and surveillance systems, aircraft weapons suspension and release equipment and force protection systems.

      Interest expense, net of interest income, for the three months ended September 25, 2004 remained virtually unchanged at $2.0 million compared to the three months ended September 27, 2003. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      For the three months ended September 25, 2004, net earnings were $6.9 million or $0.35 per diluted common share on 22.4 million diluted shares compared to net earnings of $5.6 million or $0.30 per diluted common share on
22.0 million diluted shares for the three months ended September 27, 2003. The convertible notes had a dilutive effect in both quarters.

NINE MONTHS ENDED SEPTEMBER 25, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 27, 2003

      Net sales by segment were as follows:

                                              NINE MONTHS ENDED        INCREASE/(DECREASE)
                                       SEPTEMBER 25,    SEPTEMBER 27,         FROM
SEGMENT                                    2004             2003          PRIOR PERIOD
-------                               --------------   --------------  -------------------
                                           (DOLLARS IN THOUSANDS)
Defense ...........................   $      286,248   $      251,051         14.0%
Communications and Space Products .           46,547           41,011         13.5%
Engineered Materials ..............           34,247           32,834          4.3%
                                      --------------   --------------         ----
Total .............................   $      367,042   $      324,896         13.0%
                                      ==============   ==============         ====

      In the Defense segment, approximately $11.2 million of the increase in sales was attributable to sales of Emblem Group Ltd. ("Emblem") since its acquisition date of June 16, 2003. In addition, there were increases in sales of reconnaissance and surveillance systems, professional services and C4I. These increases were partially offset by decreases in sales of electronic warfare equipment due to the completion of the UEU production program in 2003. In addition there was a decrease in sales of $2.3 million in the second quarter of 2004 to reflect an increase to the estimate-to-complete of an undersea warfare systems program accounted for under the percentage of completion method. The increase in the estimate resulted in a decrease to the percent complete and therefore the decrease to sales. The revision to the estimate resulted from performance issues discovered during testing phases. There was a comparable reduction to operating earnings as discussed below.

      In the Communications and Space Products segment, the increase in sales was attributable to deliveries on our contract with the U.S. Army for the new force protection systems. In 2004, we received a $6.8 million incremental award as part of a $45.3 million contract for additional force protection systems. This "rapid response" program will be a significant contributor to sales and margin in this segment for the remainder of the year. The increase in sales was partially offset by a decrease due to completion of production deliveries of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS") in the first quarter of 2003.

      In the Engineered Materials segment, there were increases in sales of integrated composite structures including production and installation of our composite pipe on offshore oil rig projects.

      Operating earnings by segment were as follows:

                                                  NINE MONTHS ENDED
                                            SEPTEMBER 25,    SEPTEMBER 27,
SEGMENT                                         2004             2003
-------                                    --------------   --------------
                                                (DOLLARS IN THOUSANDS)
Defense ................................   $       27,503   $       23,520
Communications and Space Products ......            1,639            2,346
Engineered Materials ...................            2,924            1,497
Impairment loss on Deer Park Facility ..               --           (9,160)
                                           --------------   --------------
Total ..................................   $       32,066   $       18,203
                                           ==============   ==============

      Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                           NINE MONTHS ENDED
                                    SEPTEMBER 25,    SEPTEMBER 27,
                                        2004              2003
                                   --------------   --------------
                                        (DOLLARS IN THOUSANDS)
Pension ........................   $        1,650   $        3,000
ESOP Compensation expense ......   $        3,086   $        2,356
Intangible asset amortization ..   $        4,237   $        3,457

      The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense for the first nine months of 2004 is attributable to our higher average stock price compared to the first nine months of 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment. The $9.2 million impairment charge related to our Deer Park facility which was later sold in 2003. Operating earnings for the nine months ended September 25, 2004 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

      The Defense segment's operating earnings for the nine months ended September 25, 2004 were $27.5 million or 9.6% of this segment's net sales compared to $23.5 million or 9.4% of this segment's net sales for the nine months ended September 27, 2003. This increase in operating earnings was attributable to continuing higher-margin sales of reconnaissance and surveillance systems and radar signal simulators. In addition, there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.6 million negative impact to operating earnings and the aforementioned $2.3 million impact on an undersea warfare systems program. We believe that our current estimates accurately reflect the total potential impacts.

      The Communications and Space Products segment's operating earnings for the nine months ended September 25, 2004 were $1.6 million or 3.5% of this segment's net sales compared to operating earnings of $2.3 million or 5.7% of this segment's net sales for the nine months ended September 27, 2003. In the first quarter of 2004, there were operating losses related to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered in the first quarter during testing. In addition, there was a loss in the antenna product line in the second quarter due to production inefficiencies that resulted in inventory adjustments as well as increases in estimates-to-complete. This segment's operating results were positively affected by sales associated with the aforementioned force protection systems program which will continue to be a significant contributor to operating earnings in this segment for the remainder of the year.

      The Engineered Materials segment's operating earnings for the nine months ended September 25, 2004 were $2.9 million or 8.5% of this segment's net sales compared to operating earnings of $1.5 million or 4.6% of this segment's net sales for the nine months ended September 27, 2003. In the second quarter of 2004, there was a negative impact of $0.8 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.8 million charge to earnings. For the nine months ended September 25, 2004, this segment's operating earnings were positively affected by a net $0.4 million, resulting from $1.1 million received in a settlement of a legal matter, partially offset by related legal fees. In the nine months ended September 27, 2003, we incurred a charge of $0.7 million to write-down inventory and receivables related to the microwave product line that serviced the telecommunications industry. As sales were not materializing to expected levels, we conducted an analysis which resulted in the write-down of $0.6 million of inventory and $0.1 million of unbilled receivables.

      Selling, general and administrative expenses for the nine months ended September 25, 2004 of $57.2 million decreased as a percent of net sales to 15.6% from 17.6% for the nine months ended September 27, 2003. This decrease was attributable primarily to facilities consolidations and other synergies achieved on the AERA and Darlington acquisitions.

      Research and development expense for the nine months ended September 25, 2004 increased to $7.6 million or 2.1% of net sales from $5.9 million or 1.8% of net sales for the nine months ended September 27, 2003. The increase is attributable to expenditures in the Defense segment in reconnaissance and surveillance systems and force protection systems.

      Interest expense, net of interest income, for the nine months ended September 25, 2004 decreased slightly to $6.0 million compared to $6.1 for the nine months ended September 27, 2003. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      Income tax expense reflects an effective rate of 42.5% for the nine months ended September 25, 2004 and 43.0% for the nine months ended September 27, 2003.

      For the nine months ended September 25, 2004, net earnings were $14.9 million or $0.81 per diluted common share on 22.3 million diluted shares compared to net earnings from continuing operations of $6.9 million or $0.39 per diluted common share on 17.5 million diluted shares for the nine months ended September 27, 2003. The convertible notes had a dilutive effect in the nine months ended September 25, 2004, but not in the nine months ended September 27, 2003. In the nine months ended September 27, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of September 27, 2003. Consequently, $1.4 million, which was net of income tax expense of $0.9 million, was reported as earnings from discontinued operations in the accompanying statement of earnings. Net earnings including discontinued operations, were $8.3 million or $0.47 per diluted share for the nine months ended September 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

      Our cash and cash equivalents increased 15.2% to $99.8 million at September 25, 2004 from $86.6 million at December 31, 2003. This increase was due primarily to $20.3 million of cash provided by operations, $1.0 million of proceeds from the exercise of stock options, and $0.3 million of cash received upon settlement of an escrow related to the purchase of Emblem. These increases were partially offset by $7.0 million used for the purchase of capital equipment and $1.8 million for the payment of common share dividends.

      Accounts receivable decreased 2.2% to $131.3 million at September 25, 2004 from $134.3 million at December 31, 2003.

      Inventories increased 47.7% to $51.3 million at September 25, 2004 from $34.7 million at December 31, 2003 due primarily to the efforts expended on work-in-progress on major programs, such as the force protection systems program for which deliveries will continue for the remainder of the year.

      The note receivable of $6.7 million at September 25, 2004 and $6.5 million at December 31, 2003 represents the note receivable from the sale of our facility in Deer Park in 2003 and is due no later that October 9, 2005. Included in other current assets is $1.4 million in notes related to the sale of our former College Point facility in January 1996. The College Point facility notes are due in annual amounts through September 2004 with a final payment of $1.3 million due on December 31, 2004 and bear interest at 7% per annum. The latter notes receivable are secured by a mortgage on the facility. Subsequent to the end of the third quarter, we received a $0.9 million payment against the College Point facility notes.

FINANCING ACTIVITIES

Credit Facility

      We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

      The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At September 25, 2004, LIBOR was approximately 1.97% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

      There were no direct borrowings outstanding under the credit facility at September 25, 2004 and December 31, 2003. Letters of credit outstanding at September 25, 2004 pertaining to the credit facility were $41.1 million, resulting in $83.9 million available at September 25, 2004 for standby letters of credit, if needed.

      In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of September 25, 2004, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

      In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million at September 25, 2004 and $1.5 million at December 31, 2003.

      The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of September 25, 2004, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

      In order to aggregate all commitments and contractual obligations as of September 25, 2004, we have included the following table. We are obligated under building and equipment leases expiring between 2004 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.


                                                                         Payments Due In (in millions):
                                                     ---------------------------------------------------------------
                                                                                                                       2009 and
                                                       Total      2004       2005       2006       2007       2008      Beyond
                                                     --------   --------   --------   --------   --------   --------   --------
5.25% Convertible Subordinated Notes due 2007 ....   $  137.8   $     --   $     --   $     --   $  137.8   $     --   $     --
Operating leases .................................       85.5        3.9       13.2        9.7        9.3        8.6       40.8
Letters of credit ................................       41.5        3.2       36.1        0.1        2.1         --         --
Advance payment and performance bonds ............        1.9        0.2         --         --         --         --        1.7
                                                     --------   --------   --------   --------   --------   --------   --------
Total ............................................   $  266.7   $    7.3   $   49.3   $    9.8   $  149.2   $    8.6   $   42.5
                                                     ========   ========   ========   ========   ========   ========   ========

      Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

      A hedging contract was put in place at the end of June 2004 which related to a long-term contract denominated in Euros. There was no significant impact on reported results as of and for the nine months ended September 25, 2004.

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

BACKLOG

      The funded backlog of unfilled orders at September 25, 2004 increased to $501.3 million from $462.3 million at December 31, 2003. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. In September, 2004 the Company and Technip Offshore, Inc. reached a settlement in the matter Technip Offshore Inc. v. EDO Fiber Science and EDO Corporation (U.S. District Court for the Southern District of Texas). The settlement provided for the termination of all prior agreements between the parties bearing on the dispute, payment to the Company of $1.1 million and the assignment to Technip and license back to the Company of certain patented technology.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5. OTHER INFORMATION. Effective October 26, 2004, the Company amended its by-laws Sections 5.11(b) and 6.03 to provide for investment of funds pursuant to a Board of Directors-approved investment policy. The previous by-laws did not refer to the Company's investment policy.

ITEM 6. EXHIBITS

(a) EXHIBITS

3(a)(1) Restated Certificate of Incorporation of the Company dated May 15, 2003 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 3(a)(1)).

3(a)(2) Amendment of the Restated Certificate of Incorporation of the Company dated May 10, 2004.

3(b)*    By-Laws of the Company as amended October 26, 2004.

10 Amended and Restated Employment Agreement by and between the Company and James M. Smith dated as of October 1, 2004 (incorporated herein by reference to the Company's Form 8-K filed on October 28, 2004
         Exhibit 10).

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

                                        EDO CORPORATION (Registrant)

                                        By: /s/ FREDERIC B. BASSETT
                                            -----------------------
Dated: October 29, 2004                         Frederic B. Bassett
                                        Vice President Finance, Treasurer and
                                        Chief Financial Officer