Form 10-K
period 2004-12-31
EDO CORP
filed 2005-03-01
CIK 31617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

     The aggregate market value of the registrant's common stock held by non-affiliates was $368,483,523 based on the reported last sale price of common stock on June 26, 2004 which is the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of EDO common stock outstanding as of February 25, 2005 was 20,137,611 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EDO CORPORATION

                               TABLE OF CONTENTS


                                   PART I
Item 1    Business....................................................    2
          Introduction................................................    2
          Acquisitions................................................    2
          Segments....................................................    3
            Defense Segment...........................................    3
            Communications and Space Products Segment.................    8
            Engineered Materials Segment..............................   10
          Research and Development....................................   11
          Marketing and International Sales...........................   11
          Backlog.....................................................   12
          Government Contracts........................................   12
          Competition and Other Factors...............................   12
          Environmental...............................................   13
          Employees...................................................   13
          Risk Factors................................................   13
Item 2    Properties..................................................   18
Item 3    Legal Proceedings...........................................   19
Item 4    Submission of Matters to a Vote of Security Holders.........   20
                               PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6    Selected Financial Data.....................................   21
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A   Quantitative and Qualitative Disclosure About Market Risk...   22
Item 8    Financial Statements and Supplementary Data.................   36
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   78
Item 9A   Controls and Procedures.....................................   78
Item 9B   Other Information...........................................   78
                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   79
Item 11   Executive Compensation......................................   80
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   80
Item 13   Certain Relationships and Related Transactions..............   80
Item 14   Principal Accountant Fees and Services......................   80
                                  PART IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   80
          (a) Financial Statements and Financial Statement Schedules
          and Exhibits................................................   80
          1. Financial Statements.....................................   80
          2. Financial Statement Schedules............................   80
          3. Exhibits.................................................   81
          (b) Reports on Form 8-K.....................................   84
Certifications of the Chief Executive Officer.........................
Certifications of the Chief Financial Officer.........................
Signatures............................................................   85

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     EDO Corporation designs and manufactures a diverse range of products for the defense industry and commercial markets, and provides related engineering and professional services. Major product groups include: aircraft armament, defense electronics, communications, undersea warfare, and integrated structures. EDO's advanced systems are at the core of the transformation to lighter, faster, and smarter defense capabilities.

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

ACQUISITIONS

     Acquisitions have been a primary driver of our growth in recent years. EDO has completed ten acquisitions since 1998, all of which have been disclosed in our prior reports on form 10-K, including the following:

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

     In March 2003, we acquired all of the stock of Darlington, Inc., a privately-held defense-communications company based in Alexandria, Virginia, for $25.6 million in cash, plus transaction costs of approximately $0.3 million. In addition, we acquired and immediately paid off debt of $4.9 million. The Darlington acquisition significantly expanded our capabilities in defense communications and related professional services. Darlington operates within our Combat Systems business unit.

     In June 2003, we acquired all of the stock of Emblem Group Ltd., a privately-held company based in Brighton, England, for $27.3 million plus transaction costs of approximately $1.9 million. Emblem, which has been renamed EDO (UK) Ltd., operated through its MBM Technology unit in England and Artisan Technologies Inc. subsidiary in the United States. EDO (UK) reinforces our position as a global leader in aircraft armament-release systems and broadens our customer base in Europe. The acquisition also added a product line of rugged computers and related devices.

SEGMENTS

     We have historically reported our results in three reporting segments:
Defense, Communications and Space Products, and Engineered Materials. Because the Company continues to grow organically and through acquisitions primarily related to defense products, the Defense segment has become the dominant segment of our business. We set forth certain business segment information including information on revenues from external customers, operating earnings, assets and capital expenditures in Note 18 on pages 63 through 66 of this Report.

     Our reporting segments currently consist of the following business units:

             DEFENSE               COMMUNICATIONS AND SPACE PRODUCTS    ENGINEERED MATERIALS
             -------               ---------------------------------  ------------------------
EDO Reconnaissance and             Antenna Products and Technologies  Electro-Ceramic Products
  Surveillance Systems
Combat Systems                     EDO Communications and             Fiber Science
                                   Countermeasures Systems
Defense Programs and Technologies  Space Products portion of DPT      Specialty Plastics
  (DPT)
Technical Services Operations
Marine and Aircraft Systems
EDO MTech
EDO (UK) Ltd.
EDO Professional Services

     Each segment's percent of our consolidated net sales for the past three fiscal years was:

                                                               COMMUNICATIONS     ENGINEERED
                                                   DEFENSE   AND SPACE PRODUCTS   MATERIALS
                                                   -------   ------------------   ----------
2004.............................................    76%            15%               9%
2003.............................................    78%            12%              10%
2002.............................................    74%            14%              12%

                                DEFENSE SEGMENT

     The Defense segment includes electronic warfare systems, reconnaissance and surveillance systems, aircraft armament systems, C4I (Command, Control, Communications, Computers, and Intelligence) products and services, undersea-warfare systems and professional and engineering services.

ELECTRONIC WARFARE SYSTEMS

     Electronic warfare systems sales accounted for 12% of consolidated net sales in 2004, 14% in 2003 and 28% in 2002.

     Our AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force's (USAF) B-1B bomber from radar-guided and infrared-guided missile threats. Designed in the early 1980's, specifically for the B-1B aircraft, we delivered the AN/ALQ-161 system with a full complement of logistics and spares support for the USAF fleet of 100 aircraft. Currently, we provide continued logistics support, sustaining engineering support and capability upgrades to the AN/ALQ-161 systems. This support includes software enhancements and hardware improvements to increase situation awareness and jamming effectiveness while decreasing costs. In 2003, the USAF made the strategic decision to maintain the AN/ALQ-161 as the defensive suite on the B-1B bomber until at least 2015 and has begun a structured series of enhancements required to maintain the AN/ALQ-161 system and allow the B-1B bomber to perform its mission against ever changing threats. In 2004, EDO received numerous awards, totaling $40.7 million, in support of the AN/ALQ-161 system.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. In 2003, we completed a substantial contract with the U.S. Navy to upgrade the Universal Exciter on the EA-6B aircraft. The Universal Exciter is the unit in the AN/ALQ-99 that provides the specific electronic-jamming-technique waveforms and modulations that defeat enemy air-defense systems. We continue to maintain and support the AN/ALQ-99 system, including the current on-board system hardware and the Universal Exciter Upgrade
(UEU) tactical jamming pod. The DoD currently expects EA-6B aircraft to be in operation through 2015 as the UEU pod migrates to the EA-18G Growler aircraft.

     EDO provides a broad range of electronic warfare related engineering services to the USAF, as well as aerospace and commercial businesses, to produce and support complex, high-technology solutions. Engineering specialties include software, radio-frequency, computer-aided design, and mechanical engineering.

     The provision of engineering services to the Air Force led to the development of portable radar-signal simulators designed to test the radar-warning receivers. Our first sale of this equipment was made in June 1998. The first significant contract was awarded by the Air Force in 2001 for 70 units. The primary product is the AN/PLM-4.

     The AN/PLM-4 tests the radar-warning systems onboard fighter jets and other military aircraft before takeoff, as well as during routine maintenance. In addition to the flight-line version, the radar-signal simulator is available in configurations for laboratory, shipboard and vehicle testing.

     In 2004, we received orders for 118 AN/PLM-4 radar signal simulators from the USAF and international customers. This brought the total number of systems ordered to 622, of which more than 555 have been delivered to customers.

RECONNAISSANCE AND SURVEILLANCE SYSTEMS

     Sales of our reconnaissance and surveillance systems accounted for 16% of consolidated net sales in 2004, 17% in 2003 and 9% in 2002.

     Our reconnaissance and surveillance systems include state-of-the-art electronic systems, used primarily for Electronic Intelligence (ELINT) and Electronic Support Measure (ESM) systems. The primary purpose of an ELINT system is to determine what electronic signals are in the mission environment and then to very accurately collect data. The analyzed data is stored in collection libraries for subsequent use in ESM systems that provide both situational awareness and self-protection against enemy threats.

     Our base of products are sold in both domestic and international markets. Specifically, the ALR-95, ES-3701, CS-5060, CS-5500 and CS-3000 systems provide a core product baseline, and also provide opportunities to introduce new products.

     The ES-3701 is a leading international ESM system for naval applications. More than 50 systems have been sold, many of which are already in operation providing effective at-sea performance. A key feature is the system's precision direction-finding at long range, even in difficult electromagnetic environments. It can be integrated into any type of combat-system multi-function console and enables the interception of radar threats.

C4I PRODUCTS AND SERVICES

     Sales of our C4I products and services accounted for 12% of consolidated net sales in 2004, 10% in 2003 and 1% in 2002.

     We act as a systems integrator for naval C4I (Command, Control, Communications, Computers, and Intelligence) systems. In this role, we integrate a ship's sensor systems, including radar and sonar, communications systems, navigation and integrated bridge systems, and aircraft control systems to provide situational awareness in a common display format for a ship's commander. Our contracts typically provide for the development of integration software that allows the various subsystems to communicate and produce common information displays.

     We have completed integration and testing of a Command, Control and Information System (CCIS) on board three Norwegian Coast Guard vessels. A fourth Norwegian Coast Guard vessel under contract for CCIS installation is scheduled to begin modernization in 2005. We will include integration of a new type of search radar for all four ships as part of our 2005 activities in support of the Norwegian Coast Guard.

     EDO's CCIS is an open-architecture system that enhances maritime operations in both the littoral and open-ocean environments. It is designed for modular integration of sensor and weapons systems including surface-search radar, electro-optic fire-control system, hull-mounted sonar, integrated-bridge system, navigation system and helicopter-control system and complies with U.S. Navy Open Architecture Computing Environment (NOACE) standards. CCIS provides automated decision aids for on-scene command, real-time tactical display management, aircraft control, search and rescue, and weapon engagement.

     In related communications projects, we have installed tactical data links on the first two of six Royal Norwegian Navy ULA-class submarines. Under this contract, which was awarded at the end of 2003, EDO is providing engineering, manufacturing, and integration services to deliver tactical-data-link systems fully compliant with open systems architecture standards. EDO is also upgrading the existing submarine communications systems to provide new line-of-sight, over-the-horizon, and satellite-data-communications capabilities, allowing interoperability with all NATO forces. Information from EDO's data-link system will be fully integrated with the submarine's on-board command and control system to give the crew a common operational picture that will be distributed throughout the submarine.

     Also in 2004, we received a follow-on contract award to produce a total of 11 additional AN/TSQ-231 Joint Enhanced Core Communication Systems (JECCS) for the U.S Marine Corps. Three units completed production in 2003, two of which were deployed to Iraq. JECCS provides the Marine Corps with a mobile, first-in system for network management, data and voice transmission, and switching services.

     EDO continued to serve as the "Signal Corps" for USAID's Office of Foreign Disaster Assistance (OFDA) supporting the US response to worldwide disasters. We provide OFDA headquarters with network administration, communications field support, integrated logistics services, training, and equipment procurement, inventory and maintenance. Our participation in Disaster Assistance Response Teams (DARTs) has taken us to Indonesia and Sri Lanka in response to the tsunami disaster, as well as Haiti, Grenada, Senegal and Sudan over the course of 2004.

     EDO experienced significant growth as well as an increasing range of engineering and field services to U.S. Navy ships, shore sites and critical programs, through our Fleet Systems Engineering Teams (FSET) contract. FSETs are provided on a continuous basis to Carrier Strike Groups (CSGs), Expeditionary Strike Groups (ESGs), Network Operating Centers (NOCs) and Naval Computer and Telecommunications Area Master Stations (NCTAMS). Our technicians keep communications networks up, optimize the networks to meet changing mission requirements, and ensure connectivity between systems and across networks. Ancillary to our FSET activities, we also provided services to Coalition Networking (CENTRIX) programs and the Base Level Information Infrastructure
(BLII) programs for the Navy. EDO also provides design, development, installation and training services to General Dynamics' Electric Boat business unit for the Virginia-class submarine Exterior Communications System (ECS).

RUGGED COMPUTERS AND ELECTRONICS

     EDO produces rugged computers and related electronic devices in the UK. This product line is designed to balance exceptional performance with user friendliness and the rugged protection to withstand rough treatment on the battlefield. Unlike many competing products that are modified commercial equipment, EDO's rugged devices are designed specifically for the military market. These devices meet the highest standards (Land Class A) for resistance to electro-magnetic interference and low signal emission, allowing them to perform safely alongside other electronic systems. The flagship "Termite" product is the only UK-designed and developed rugged, handheld computer.

     In 2004, EDO continued to invest in new rugged products including computer tablets and a highly innovative wearable computer, known as the "Soldier Digital Assistant" (SDA).

AIRCRAFT ARMAMENT

     Aircraft armament sales accounted for 13% of our consolidated net sales in 2004, 12% in 2003 and 13% in 2002.

     Aircraft armament equipment includes a broad range of sophisticated devices that allow for the storage and release of bombs and missiles carried on military aircraft. This includes electronic interfaces between the weapon and the aircraft that allow for targeting and release.

     Over the past two decades, EDO has made significant investments in aircraft armament technology to meet the worldwide demand for smart, lightweight, high-performance weapons-interface systems. We have developed and manufactured bomb release units (BRU) for the F-15E aircraft, ejection release units (ERU) for the Tornado multi-role combat aircraft, jettison release mechanisms for the F-14, pneumatic missile-eject launchers for the F/A-22, and smart-weapon, multiple-carriage systems for the F-18 and domestic and foreign F-16s. In 2004, EDO was awarded a development contract for the Army/Navy/Marine Joint Common Missile Program.

     In 2004, we:

     - continued production of F-15E BRUs for the USAF and international customers and provided spare-parts support for Tornado ERUs and F-15 BRUs worldwide.

     - received production orders for 144 additional LAU-142/A missile launchers for the F/A-22 aircraft. Known as AVEL, for AMRAAM (Advanced Medium Range Air to Air Missile) Vertical Ejection Launcher, the LAU-142/A carries and ejects missiles from internal bays. During in-flight launch, the AVEL system ejects missiles through the jet fighter's air-flow-boundary layer very rapidly, assuring safe aircraft separation at supersonic speeds. The AVEL employs a highly reliable pneumatic-ejection system controlled by the aircraft's stores-management system. We are under contract for depot-support and anticipate we will provide depot support through the life of the F/A-22.

     - continued development and testing of the pneumatic suspension-and-release system for the F-35 Joint Strike Fighter program. We also began development of a lighter weight pneumatic ERU for the STOVL (Short Takeoff Vertical Landing) version of the F-35.

     - continued development and testing of a new electronic assembly for the LAU-117 Maverick launcher for Raytheon Missile Systems. This assembly will allow the analog-controlled Maverick missile to be carried on the F-16, F-35 and other aircraft with digital-controlled stores.

     - received additional production orders for the BRU-57 smart-weapon carriage and electronics system as well as continued the integration of the BRU-55 onto the F-18 aircraft.

     - successfully flight tested a new generation pneumatic BRU on the B-1B platform, increasing the aircraft's ability to carry and eject 500, 1000, and 2000-pound class weapons at a significant operations cost savings.

     - delivered initial orders of Modular Advanced Lightweight Training System (MALTS) to an international customer.

     - received an initial order for interface components for the UK Precision Guided Bomb (Paveway IV).

UNDERSEA WARFARE

     Undersea warfare sales accounted for 6% of our consolidated net sales in 2004, 7% in 2003 and 10% in 2002.

AIRBORNE MINE COUNTERMEASURES SYSTEMS

     We are the preeminent supplier of airborne naval-minesweeping equipment in the world. The principal system of this type used by the U.S. Navy, the MK105 helicopter-towed system, was designed and developed by us starting in 1967. In the early 1990s, we developed a significant upgrade under contract, followed by an initial production contract in 1996. We continue to provide spares and logistics support for these systems to the Navy and an international customer, and we continue to function as the Navy maintenance depot for the MK105 systems.

     In 1994, we began work under contract with the Navy to develop a lightweight, helicopter-towed minesweeper for shallow water applications. We received a production contract for these systems in 1999 with delivery completed in 2002. Furthermore, we won the competitive contract from the Navy for the next generation minesweeping system, called the Organic Airborne/Surface Influence Sweep (OASIS). Development work will continue through 2005 with expected production starting in 2007 and continuing through 2015.

     We continued work on the Navy contract to demonstrate the feasibility of unmanned-surface-vessel mine-warfare technology and the application of this technology for fleet integration. The Navy has selected EDO's Unmanned Surface Sweep System, named US3, and OASIS, as baseline sweep mission packages for the Littoral Combat Ship (LCS).

     In 2004, EDO entered into an agreement with ATLAS ELEKRONIK GmbH, a wholly-owned subsidiary of BAE SYSTEMS, to cooperate in the field of maritime mine counter measures.

SONAR SYSTEMS

     We have been a supplier of undersea systems including sonar sensors, underwater-communication systems, depth-sounding, and speed-measuring equipment for more than 50 years. During 2004, our newest and most capable towed sonar system, the EDO Model 980 ALOFTS, which is designed to detect quiet submarines in littoral waters, was installed for an international customer. Five more systems will be installed through 2008.

     Development continued in cooperation with Ultra Electronics, the UK-based aerospace and defense-electronics group, on our newest hull mounted sonar, the MFS 7000, which will be installed on the United Kingdom's new anti-air warfare destroyers, the Daring class, beginning in 2005.

     Installation of two EDO Model 997 hull mounted sonars to replace the earlier EDO Model 610 was also completed in 2004 -- bringing the total number of these new systems operating in the Brazilian Navy to four. Installation of two more systems will be completed in 2005.

     We continued to support our legacy SQR-18 and SQS-35 towed sonars in their role as primary undersea warfare systems for several international navies, most notably the Taiwanese Navy.

PROFESSIONAL AND ENGINEERING SERVICES

     Professional services accounted for 17% of consolidated net sales in 2004, 19% in 2003 and 13% in 2002.

     Our professional services include acquisition and logistics management, training and performance support systems, information technology services, systems engineering, operation analysis, and program management. We provide these services to the US defense, federal-services, and information-technology markets.

     - Acquisition Logistics and Management

     We support several of the Navy's program executive offices by providing logisticians, acquisition specialists, engineers and financial analysts. These professionals perform functions such as configuration management, budget analysis, analysis of ship casualty reports, ship-manning assessments, and review of training requirements. We also provide acquisition and logistics support to the Marine Corps, including several logistic bases and systems-command centers. We have provided acquisition support to the Coast Guard's Deepwater program office as they create a transformational fleet of vessels.

     In 2004, we increased our support to the Commander of Naval Installations providing a broad range of operational and analytical support.

     - Training & Performance Systems

     Our curriculum and courseware developers continued their work for the Virginia-class submarine platforms. We are a prime contractor on the Naval Air Systems Command "Training Systems Contract II" to develop courseware for many of the Navy and Marine Corps air platforms over the next eight years.

     We are also applying this skill internally to develop automated training and interactive technical manuals for new EDO platforms, such as the OASIS mine-sweeping system.

     Our analysts and subject matter experts support the Marine Corps' Warfighting Laboratory with concept-based experimentation and design, technology evaluation, and identification of improved procedures. Similar support is also provided to the Joint Forces Command's "Joint Concept Development and Experimentation Process."

     - Systems Engineering

     We perform engineering services under contracts to the Navy for threat-simulator-validation support at China Lake Naval Air Warfare Center, to the Air Force electronic warfare Directorate at Edwards Air Force Base for F/A-22 and various other aircraft platforms, and provide technical and engineering support to various Boeing Satellite Systems programs.

     In 2004 we were awarded a multi-year contract to continue our in-service engineering support for the Navy's marine propulsion gas turbine systems. We also provide systems engineering services in areas such as test and evaluation, systems integration, performance modeling and computer-aided design to a number of Navy, Coast Guard, and commercial clients.

     - Operation Analysis and Program Management

     In 2004, we were awarded a multi-year contract from the Department of the Navy for in-service engineering and depot support for a mine countermeasure program based in San Diego. This contract complements our continued support for the Explosive Ordnance Disposal Program Management Office (PMS-EOD), a contract we have successfully maintained since 1984.

                   COMMUNICATIONS AND SPACE PRODUCTS SEGMENT

     The Communications and Space Products segment includes antenna products, electronic force-protection products, interference-cancellation systems, and space products.

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

     We have a broad customer and product base in this business. In 2004, we sold more than 35,000 antennas of 200 different types to more than 350 different original-equipment manufacturers and after-market customers. A large portion of our revenue results from spare part sales and repair services for an installed base of antennas in excess of 500,000 units.

     We continually work on the development of new antenna products via internally funded and customer-sponsored research and development. For example, in 2004, we were awarded a design contract for an anti-jam GPS antenna as part of the Advanced Digital Antenna Production (ADAP) program. This USAF program is estimated to provide $6 million in future antenna production for EDO.

     Other major platform contracts include a specialized, multi-function antenna for use on the F/A-18 E/F Super Hornet strike fighter, antennas pertaining to the instrument landing sensors for the F-35 aircraft, and ground mobile communications antennas for the Joint Tactical Radio System. We anticipate many years of production for all three of these platforms.

     We also provide critical aerospace antennas for the Ground-Based Midcourse Defense System. These antenna types have passed rugged electrical and environmental missile-qualification requirements.

ELECTRONIC FORCE PROTECTION

     EDO's highest priority in 2004 was to quickly fill the U.S. Army's orders for our electronic force protection equipment. Although we have been developing various versions of this technology, known as the Shortstop Electronic Protection System, for more than 14 years, the Army's primary emphasis has shifted to increasing production of the newest version, and substantial additional orders have been received for delivery in 2005. We believe that EDO is the only supplier that can currently meet the Army's specifications. However, we believe that other companies are attempting to develop competing technologies.

     Our Shortstop program was initiated in 1990 by the U.S. Central Command as a quick-reaction response capability for Operation Desert Storm. The current production system is a modified version that, as described by the Army, provides a protective "electronic bubble for vehicles, dismounted operations in conjunction with vehicles, and for fixed sites."

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

     In 2004, EDO was awarded a three-year system design and development contract from The Boeing Company for an interference cancellation system on the EA-18G aircraft. The EA-18G has been selected by the U.S. Navy to replace the EA-6B Prowler aircraft, which provides an umbrella of protection for strike aircraft, ground troops and ships by jamming enemy radar, electronic data links and communications. EDO's interference-cancellation equipment will allow clear communications during all mission scenarios.

     In addition, EDO is providing the interference-cancellation subsystem to Boeing for the Air Force CV-22 Osprey tilt-rotor aircraft and is working with Boeing to maximize synergies between the two programs. EDO is also providing interference-cancellation technology for both of the Coast Guard's two major modernization projects, known as Rescue 21 and Deepwater.

SPACE PRODUCTS

     We manufacture products for space payloads that meet the high reliability standards required by the industry, including components, subassemblies and major subsystems that are sold directly to the government for military and civil systems, or to prime contractors for both government and commercial applications. Our sensors and subsystems include larger subsystems, up to full satellite payloads, for remote sensing instruments employing microwave measurements of the earth and its atmosphere, and classified government programs. Sales of these products have been impacted by the downturn in commercial space launches by the Boeing company.

                          ENGINEERED MATERIALS SEGMENT

     The Engineered Materials segment includes electro-ceramic products and advanced fiber-composite structural products.

ELECTRO-CERAMIC PRODUCTS

     Piezoelectric-ceramic elements convert acoustic energy to electrical energy and vice versa, and form the basis of many defense and commercial products ranging from military sonar to commercial fish finders. We are one of North America's leading manufacturers of piezoelectric-ceramic components for defense applications, and we also provide material and related transducers to several commercial markets. More than 50% of our piezoelectric-ceramic sales are for defense applications.

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

     In 2004, the Naval Sea System Command (NAVSEA) awarded us contract options worth $5.8 million for additional production of SQS-53C sonar arrays for the Arleigh Burke-class of guided-missile destroyer. The sonar is used for detection, classification, and localization of submarines. This latest order covers production of three shipsets of sonar arrays, bringing the total number of shipsets ordered under this contract to twelve. If all options are exercised, deliveries will extend to approximately 2010. In addition to supplying these arrays for U.S. Navy ships, EDO also provides them to NAVSEA for supply to allied navies under the foreign military sales program.

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

     In 2004, we secured a number of contracts for composite structures on the next generation Boeing J-UCAS (Joint Unmanned Combat Air Systems) aircraft. The J-UCAS program combines the efforts that were previously known as the Air Force Unmanned Combat Air Vehicle (UCAV) and the Naval Unmanned Combat Air Vehicle (UCAV-N) programs.

     In 2004, we continued delivery of production filament-wound launch canisters for the new Thales VT-1 missile program. This contract extends into 2005. We also continued production of composite tanks for the Boeing C-17 aircraft. We have been the sole supplier of these tanks since production began, more than 11 years ago. We also signed new contracts with Northrop Grumman for design and fabrication of composite structures on military aircraft modification programs. It is anticipated that this type of work will continue forward based upon our success in 2004.

     In commercial markets, 2004 marked the 37th year in which we have been a provider to Boeing for composite tanks on commercial airliners. Our aftermarket support for these tanks to the commercial airlines remains strong.

     We produce our trademark "Fiberbond" line of composite piping for water and fire systems on oil rigs. In 2004, the fabrication and installation of topside piping systems for offshore oil platforms continued strong with Gulf of Mexico deep-water oil platforms. We continue to invest in introducing our Fiberbond piping to the U.S. Navy due to its non-corrosive, lightweight and non-magnetic properties. We believe that this technology is applicable to the LCS and Avenger Upgrade programs.

RESEARCH AND DEVELOPMENT

     Research and development is important to the success of our business, because we focus on niche markets where we have leading-edge technology. While research and development efforts are facilitated by a large portion of our staff, our research and development efforts involved the primary efforts of about 180 employees in 2004. Most of our research and development is funded by long-term development contracts with customers, with the remainder funded at our own expense. Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors.

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

     The following table sets forth research and development expenditures for the years presented.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Customer-sponsored......................................  $61,600   $48,800   $38,300
Company-funded..........................................   11,600     8,600     8,500
                                                          -------   -------   -------
  Total.................................................  $73,200   $57,400   $46,800
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

     It is generally the policy of our U.S. business units to denominate all foreign contracts in U.S. dollars and seek not to incur significant costs in connection with long-term foreign contracts until we have received advance payments or letters-of-credit on amounts due under the contracts. EDO (UK) Ltd. generally denominates its contracts in British Pounds Sterling.

     International sales comprised 14% of consolidated net sales in 2004, 18% in 2003, and 15% in 2002.

BACKLOG

     We define backlog as the funded value of contracts and orders that has not been recognized as sales. As of December 31, 2004 our total backlog was $474.6 million compared with $462.3 million as of December 31, 2003. Approximately 72% of the total backlog at December 31, 2004 is scheduled for delivery in 2005. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms on which we have a strong strategic position. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

     Backlog does not include portions of contracts for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. There is about $535 million in unfunded contracts and unexercised options at the end of 2004.

GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for $333.9 million or 62% of our 2004 consolidated net sales compared with $348.3 million or 76% in 2003 and $245.5 million or 75% in 2002, and consisted primarily of sales to the DoD. Such sales include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program. Our business is not substantially dependent on any contract.

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

ENVIRONMENTAL

     Refer to Note 17 on page 63 of this Report for information regarding the cost of compliance with environmental regulations.

EMPLOYEES

     As of December 31, 2004, we employed 2,546 persons.

RISK FACTORS

  REDUCTIONS IN GOVERNMENT SPENDING WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     A reduction in purchases of our products by domestic and foreign government agencies would have a material adverse effect on our business because a significant portion of our net sales are derived from contracts directly or indirectly with government agencies. In 2004, 2003 and 2002, we derived about 62%, 76% and 75%, respectively, of net sales from direct and indirect contracts with the U.S. Government and derived about 14%, 18% and 15%, respectively, of net sales from international sales to foreign governments. The development of our business will depend upon the continued willingness of the U.S. and foreign governments to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

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

  POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Foreign sales represented about 14% our total sales in 2004 and we intend to increase the amount of foreign sales we make in the future. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. If we fail to increase our foreign sales it could have a material adverse effect on our results of operations.

  CONCENTRATION OF VOTING POWER AND CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS COULD MAKE A MERGER, TENDER OFFER OR PROXY CONTEST DIFFICULT AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

     At December 31, 2004, the EDO Employee Stock Ownership Trust, or ESOT, owned 3,918,176 common shares (or about 20% of the outstanding common shares). The trustee of the plan has obligations under the trust agreement and its fiduciary duties when voting allocated shares under the plan. The procedure the trustee generally follows is to receive direction from each of the plan participants with respect to his or her allocated shares, and then to vote all shares in accordance with the direction received. The market may perceive that the concentration of voting power in the hands of a single employee stock ownership plan creates a potential barrier against another party acquiring us. This perception could result in lower market prices for our common shares. In addition, certain agreements to which we are a party, including loan and executive officer agreements, contain provisions that impose increased costs in the event of a change of control.

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

  A FAILURE TO ATTRACT AND RETAIN TECHNICAL PERSONNEL COULD REDUCE OUR REVENUES AND OUR OPERATIONAL EFFECTIVENESS.

     There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in the military industry is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. An inability to attract or maintain a sufficient number of technical personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

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

ITEM 2.  PROPERTIES

     All of our operating facilities are leased except a Charleston, SC facility obtained in the Darlington acquisition. In 2003, we sold our facility in Deer Park, NY. As part of the sale agreement, we are leasing the facility through October 10, 2005, with the option to terminate before October 10 without penalty. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. We believe that, with respect to leases which expire during 2005 and 2006 we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 16 on pages 62 and 63 of this Report.

     Set forth below is a listing of our principal plants and other materially important physical properties.

                                                                                    APPROXIMATE
                                                                                     FLOOR AREA
BUSINESS UNIT                             SEGMENT                  LOCATION         (IN SQ. FT.)
-------------                             -------                  --------         ------------
EDO Antenna Products and
  Technology and EDO Defense
  Programs and Technologies.....  Communications and Space   Deer Park, NY            726,000
                                  Products and Defense
EDO Reconnaissance and
  Surveillance Systems..........  Defense                    Morgan Hill, CA          160,000
EDO Electro-Ceramic Products....  Engineered Materials       Salt Lake City, UT       117,000
EDO Fiber Science...............  Engineered Materials       Salt Lake City, UT       130,000
EDO Marine & Aircraft Systems...  Defense                    North Amityville, NY      92,000
EDO Communications and
  Countermeasures Systems.......  Communications and Space   Simi Valley &
                                  Products                   Westlake Village, CA      83,000
EDO Professional Services.......  Defense                    Alexandria, VA           135,000
EDO (UK) Ltd....................  Defense                    Brighton, UK              43,000
EDO Combat Systems..............  Defense                    Chesapeake, VA            37,000
EDO Technical Services
  Operations....................  Defense                    Lancaster, CA             33,000
EDO Specialty Plastics..........  Engineered Materials       Baton Rouge, LA           29,000
EDO Darlington..................  Defense                    Alexandria, VA &
                                                             Charleston, SC            43,000
EDO Artisan.....................  Defense                    Parsippany, NJ            25,000
EDO MTech.......................  Defense                    Huntingdon, PA            14,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business, including various environmental actions described in Note 17 on page 63 of this Report. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, cash flow or overall results of operations. The following is a description of certain proceedings:

     U.S. v. EDO Corporation et al.; EDO Corporation et al. v. Elinco Associates L.P. et al. (United States District Court, District of Connecticut). The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site in Norwalk, CT. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and the Company is unable to determine whether the EPA will address the third operable unit or, if it does, whether it will conclude that specific remedial response action will be required for it, and in such event, what the costs, if any, or the Company's degree of responsibility will be. As of December 31, 2004 the Company estimates that its discounted liability over the remainder of the twenty-one years related to the two operable units is approximately $1.9 million. See also Note 17 on page 63 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" on pages 34 and 35 and "Dividends" on page 35, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 38 and 39 and Note 8 on pages 50 and 51 of this Report. The information regarding equity compensation plans can be found in Note 1(k) on pages 45 and 46 and Note 13 on pages 54 and 55 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                        EDO CORPORATION AND SUBSIDIARIES
                 (NOT COVERED BY INDEPENDENT AUDITOR'S REPORTS)

                                                          2004       2003       2002       2001       2000
                                                        --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Net sales.............................................  $536,173   $460,667   $328,876   $259,961   $206,822
  Costs and expenses:
  Cost of sales.......................................   392,961    338,259    240,850    189,733    151,512
  Selling, general and administrative.................    78,791     71,855     47,584     34,013     29,205
  Research and development............................    11,620      8,594      8,492      8,750      5,371
  Other expenses (income)(a)..........................        --      1,871      2,565        389     11,495
  Impairment loss on Deer Park facility...............        --      9,160         --         --         --
                                                        --------   --------   --------   --------   --------
                                                         483,372    429,739    299,491    232,885    197,583
                                                        --------   --------   --------   --------   --------
Operating earnings....................................    52,801     30,928     29,385     27,076      9,239
Net interest expense..................................    (7,848)    (8,152)    (4,956)    (2,216)    (2,438)
Other non-operating (expense) income, net.............      (319)       279        (95)      (971)      (216)
                                                        --------   --------   --------   --------   --------
                                                          (8,167)    (7,873)    (5,051)    (3,187)    (2,654)
                                                        --------   --------   --------   --------   --------
Earnings before income taxes and cumulative effect of
  a change in accounting principle....................    44,634     23,055     24,334     23,889      6,585
Income tax expense....................................   (15,566)    (9,644)   (10,342)    (9,210)    (5,264)
                                                        --------   --------   --------   --------   --------
Earnings before cumulative effect of a change in
  accounting principle from:
  Continuing operations...............................    29,068     13,411     13,992     14,679      1,321
  Discontinued operations.............................        --      1,398         --        273         --
                                                        --------   --------   --------   --------   --------
Earnings before cumulative effect of a change in
  accounting principle................................    29,068     14,809     13,992     14,952      1,321
Cumulative effect of a change in accounting principle,
  net of tax of $790(b)...............................        --         --     (3,363)        --         --
Dividends on preferred shares(c)......................        --         --         --       (194)      (881)
                                                        --------   --------   --------   --------   --------
Net earnings available for common shares..............  $ 29,068   $ 14,809   $ 10,629   $ 14,758   $    440
                                                        ========   ========   ========   ========   ========
PER COMMON SHARE DATA:
Basic net earnings (loss):
  Continuing operations...............................  $   1.64   $   0.78   $   0.82   $   1.14   $   0.05
  Discontinued operations.............................        --       0.08         --       0.02         --
                                                        --------   --------   --------   --------   --------
Basic net earnings before cumulative effect of a
  change in accounting principle......................      1.64       0.86       0.82       1.16       0.05
Cumulative effect of a change in accounting
  principle...........................................        --         --      (0.20)        --         --
                                                        --------   --------   --------   --------   --------
Basic net earnings....................................  $   1.64   $   0.86   $   0.62   $   1.16   $   0.05
                                                        --------   --------   --------   --------   --------
Diluted net earnings (loss):
  Continuing operations...............................  $   1.49   $   0.76   $   0.81   $   1.09   $   0.05
  Discontinued operations.............................        --       0.08         --       0.02         --
                                                        --------   --------   --------   --------   --------
Diluted net earnings before cumulative effect of a
  change in accounting principle......................      1.49       0.84       0.81       1.11       0.05
Cumulative effect of a change in accounting
  principle...........................................        --         --      (0.20)        --         --
                                                        --------   --------   --------   --------   --------
Diluted net earnings..................................  $   1.49   $   0.84   $   0.61   $   1.11   $   0.05
                                                        ========   ========   ========   ========   ========
Cash dividends per common share.......................  $   0.12   $   0.12   $   0.12   $   0.12   $   0.12
Weighted-average common shares outstanding:
  Basic...............................................    17,695     17,308     17,080     12,776      9,601
  Diluted(d)..........................................    22,377     17,561     17,379     14,254     10,662

                                                          2004       2003       2002       2001       2000
                                                        --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA:
Depreciation and amortization.........................  $ 16,040   $ 17,065   $ 11,321   $ 11,396   $  9,441
Capital expenditures..................................    14,206      8,865      7,093     14,298      3,861
Backlog...............................................   474,605    462,327    375,029    294,812    252,888
                                                        --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and
  restricted cash.....................................  $ 98,884   $ 86,632   $159,860   $ 58,031   $ 16,621
Working capital.......................................   226,708    175,715    204,382    105,177     37,552
Total assets..........................................   546,689    494,696    481,574    285,630    214,254
Total debt(e).........................................   137,800    137,800    137,800        463     49,444
Shareholders' equity..................................   211,928    190,332    168,273    174,498     65,818
                                                        --------   --------   --------   --------   --------

---------------

(a) Reflects $0.9 million in 2003 and $0.6 million in 2002 for the write-off of purchased in-process research and development ("IPR&D") and other merger-related costs, respectively, associated with our acquisition of the assets of Condor Systems, Inc., as well as a $0.9 million curtailment loss in 2003 and a $2.0 million curtailment loss in 2002 associated with our benefit plans; a $0.9 million post-retirement curtailment gain in 2001; $1.3 million and $11.5 million in the years 2001 and 2000, respectively, for the write-off of IPR&D (in 2000); and other EDO-AIL merger-related costs (in 2001 and 2000).

(b) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See Note 1(f) to the consolidated financial statements.

(c) ESOP Convertible Cumulative Preferred Shares, Series A. On March 8, 2001, all outstanding preferred shares were converted into common shares. No preferred dividends were paid after March 8, 2001.

(d) In 2004, the 5.25% Convertible Subordinated Notes had a dilutive effect on the earnings per share calculation. Consequently, 4.4 million shares are included in the diluted shares outstanding in 2004.

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

ACQUISITIONS

     On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology Ltd. unit in England, now known as EDO MBM Technology Ltd., and Artisan Technologies, Inc. subsidiary in the United States, now known as EDO Artisan. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that reinforces EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was L16.1 million ($27.0 million), excluding transaction costs of approximately $1.9 million. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and, therefore, goodwill. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

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

     On July 26, 2002, a wholly-owned subsidiary of the Company acquired substantially all of the assets and assumed certain liabilities of Condor Systems, Inc., a privately-held defense electronics company and its domestic subsidiary (together, "Condor") for $62.5 million in cash, in addition to transaction costs of $5.0 million. The acquisition expanded the Company's electronic warfare business in the areas of reconnais-sance and surveillance systems. The assets became part of the Company's Defense and Communications and Space Products segments. The excess of the purchase price over the net assets acquired recorded as goodwill, IPR&D and other intangible assets is deductible for income tax purposes over 15 years.

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

     Of the $29.0 million sales price, $22.0 million is in cash and $7.0 million is in the form of a purchase money mortgage and note. We closed on the sale in October 2003 and received the cash less closing payments. The note receivable is due when we vacate the facility. As part of the agreement, we will lease the facility through October 10, 2005, with the option to terminate before such date. The lease agreement does not have any renewal or buyout options.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than the unit carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets.

     To determine the fair value of our reporting units, we generally use a present value technique (discounted cash flow) corroborated by market multiples when available and as appropriate, for all of the reporting units. The discounted cash flow method measures intrinsic value by reference to an enterprise's or an asset's expected annual free cash flows. We applied what we believe to be the most appropriate valuation methodology for each of the reporting units. If we had established different reporting units or utilized different valuation methodologies, the impairment test results could differ.

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

     In 2004, 2003 and 2002 we used the building block approach to the estimation of the long-term rate of return on assets. Under this approach, we reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with our actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, we selected an overall return rate within the resulting range.

FINANCIAL HIGHLIGHTS

     Net sales for 2004 increased 16.4% to $536.2 million from $460.7 million for 2003 and included a full year of sales from the acquisitions of Emblem UK, Ltd., Darlington and AERA compared to approximately 6.5 months, 9.5 months and 11 months, respectively in 2003. For 2004, net earnings were $29.1 million or $1.49 per diluted share on 22.4 million shares compared to net earnings of $14.8 million or $0.84 per diluted share on 17.6 million shares in 2003. The 2003 results included a pre-tax impairment loss on the sale of the Deer Park facility of $9.2 million. Also included in 2003 is $1.4 million net of tax earnings from discontinued operations. In 2004 the convertible notes had a dilutive effect, which added approximately 4.4 million shares to the calculation.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005. We expect to adopt Statement 123(R) on July 1, 2005.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1(k) to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

RESULTS OF OPERATIONS

  COMPARISON OF 2004 TO 2003

     Net sales by segment were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                               DECEMBER             INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2004         2003       PRIOR PERIOD
-------                                                 ---------    ---------    ------------
                                                        (DOLLARS IN MILLIONS)
Defense...............................................   $406.3       $360.0         12.9%
Communications and Space Products.....................     81.7         55.5         47.2%
Engineered Materials..................................     48.2         45.2          6.7%
                                                         ------       ------
Total.................................................   $536.2       $460.7         16.4%
                                                         ======       ======

     In the Defense segment, approximately $12.7 million of the increase in sales was attributable to a full year of sales of Emblem Group Ltd. ("Emblem") which was acquired on June 16, 2003. There were increases in sales of reconnaissance and surveillance systems, professional services and command, control, communications, computers and intelligence ("C4I") systems. These increases were partially offset by decreases in sales of electronic warfare equipment due to the completion of the UEU production program in 2003. In addition there was a decrease in sales of $2.7 million in 2004 to reflect an increase to the estimate-to-complete of an undersea warfare systems program accounted for under the percentage of completion method. The increase in the estimate resulted in a decrease to the percent complete and therefore the decrease to sales. The revision to the estimate resulted from performance issues discovered during testing phases. There was a comparable reduction to operating earnings as discussed below.

     In the Communications and Space Products segment, the increase in sales was attributable to deliveries on our contract with the U.S. Army for the new force protection systems. This "rapid response" program was a significant contributor to sales and margin in this segment for the year. In addition, there was an increase in sales of antenna products. These increases in sales were partially offset by a decrease due to completion of production deliveries of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS") in the first quarter of 2003.

     In addition, in 2004 there were no sales of our space products related to commercial communication satellites due to a significant downturn in market demand. Entering into 2004 there was a forecast from our primary customer that indicated a demand for our product. As the year progressed, and as late as October, there was market potential, including our pursuit of secondary customers. However, as we continued to evaluate the market for our inventory of Ku-band products, we concluded that the market was shifting to Ka-band systems and that there was no potential sale of our product for the foreseeable future. Consequently, we wrote-off our remaining $2.6 million of inventory in the fourth quarter.

     In the Engineered Materials segment, there were increases in sales of electro-ceramic products utilized in sonar transducers and in sales of integrated composite structures including production and installation of our composite pipe for water and fire systems on offshore oil platforms.

     Operating earnings were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                             DECEMBER 31,           INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2004          2003      PRIOR PERIOD
-------                                                 --------      --------    ------------
                                                        (DOLLARS IN MILLIONS)
Defense...............................................   $43.1         $35.0          22.8%
Communications and Space Products.....................     4.3           3.6          19.8%
Engineered Materials..................................     5.4           2.4         128.2%
Impairment loss on Deer Park facility.................      --          (9.2)
Benefit Plan curtailment loss.........................      --          (0.9)
                                                         -----         -----
Total.................................................   $52.8         $30.9          70.7%
                                                         =====         =====

     Items of note affecting operating earnings are summarized here to clarify the comparison of results.

                                                                   TWELVE MONTHS
                                                                       ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2004          2003
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Pension.....................................................   $2,183        $3,931
ESOP Compensation expense...................................   $4,330        $3,281
Intangible asset amortization...............................   $5,564        $4,885

     The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense in 2004 is attributable to our higher average stock price compared to 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment. The $9.2 million impairment charge in 2003 related to our Deer Park facility which was sold. Operating earnings for 2004 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

     The Defense segment's operating earnings for the year ended December 31, 2004 were $43.1 million or 10.6% of this segment's net sales compared to $35.0 million or 9.7% of this segment's net sales for the year ended December 31, 2003. This increase in operating earnings was attributable to continuing higher-margin sales of reconnaissance and surveillance systems and radar signal simulators. In addition, there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.6 million negative impact to operating earnings and the aforementioned $3.0 million impact on an undersea warfare systems program. We believe that our current estimates accurately reflect the total potential impacts.

     The Communications and Space Products segment's operating earnings for the year ended December 31, 2004 were $4.3 million or 5.3% of this segment's net sales compared to operating earnings of $3.6 million or 6.5% of this segment's net sales for the year ended December 31, 2003. In the first quarter of 2004, there were operating losses related to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered in the first quarter during testing. In addition, there were losses in the antenna product line, primarily in the second quarter, due to production inefficiencies that resulted in inventory adjustments as well as increases in estimates-to-complete. In the fourth quarter, there was the aforementioned write-off of space-products related inventory of $2.6 million. This segment's operating results were positively affected by sales associated with the force protection systems program which was a significant contributor to operating earnings in this segment for the year.

     The Engineered Materials segment's operating earnings for the year ended December 31, 2004 were $5.4 million or 11.3% of this segment's net sales compared to operating earnings of $2.4 million or 5.3% of this segment's net sales for the year ended December 31, 2003. Strong margins on spares primarily contributed to the increase in operating earnings. In the second quarter of 2004, there was a negative impact of $0.8 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.8 million charge to earnings. During the year ended December 31, 2004, this segment's operating earnings were positively affected by a net $0.4 million, resulting from $1.1 million received in a settlement of a legal matter, partially offset by related legal fees. During the year ended December 31, 2003, we incurred a charge of $0.7 million to write-down inventory and receivables related to the microwave product line that serviced the telecommunications industry. As sales were not materializing to expected levels, we conducted an analysis which resulted in the write-down of $0.6 million of inventory and $0.1 million of unbilled receivables.

     Selling, general and administrative expenses for the year ended December 31, 2004 of $78.8 million decreased as a percent of net sales to 14.7% from 15.6% for the year ended December 31, 2003. This decrease was attributable primarily to facilities consolidations and other synergies achieved on the AERA and Darlington acquisitions. Included in selling, general and administrative expenses in 2004 and 2003 were $2.2 million and $1.1 million, respectively, of external costs for compliance with Sarbanes-Oxley. We have not quantified the internal costs.

     Research and development expense for the year ended December 31, 2004 increased to $11.6 million or 2.2% of net sales from $8.6 million or 1.9% of net sales for the year ended December 31, 2003. The increase is attributable to expenditures in reconnaissance and surveillance systems and force protection systems.

     Interest expense, net of interest income, for the year ended December 31, 2004 decreased to $7.8 million compared to $8.2 for the year ended December 31, 2003, primarily due to higher interest income on a higher average cash balance. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects an effective rate of 34.9% for the year ended December 31, 2004 and 41.8% for the year ended December 21, 2003. In 2004, the Company recorded an income tax benefit of $2.8 million due to the reversal of income tax contingencies which were determined to be no longer needed during the fourth quarter of 2004.

     For the year ended December 31, 2004, net earnings were $29.1 million or $1.49 per diluted common share on 22.4 million diluted shares compared to net earnings from continuing operations of $13.4 million or $0.76 per diluted common share on 17.6 million diluted shares for the year ended December 31, 2003. The convertible notes had a dilutive effect for the year ended December 31, 2004, but not for the year ended December 31, 2003. In the year ended December 31, 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed as of December 31, 2003. Consequently, $1.4 million, which was net of income tax expense of $1.0 million, was reported as earnings from discontinued operations in the accompanying statement of earnings.

  COMPARISON OF 2003 TO 2002

     Net sales by segment were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                             DECEMBER 31,           INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2003         2002       PRIOR PERIOD
-------                                                 ---------    ---------    ------------
                                                        (DOLLARS IN MILLIONS)
Defense...............................................   $360.0       $243.4         47.9%
Communications and Space Products.....................     55.5         47.3         17.3%
Engineered Materials..................................     45.2         38.2         18.4%
                                                         ------       ------
Total.................................................   $460.7       $328.9         40.1%
                                                         ======       ======

     Net sales for the year ended December 31, 2003 increased 40.1% to $460.7 million from $328.9 million for the year ended December 31, 2002. This increase comprised sales growth of $116.4 million for the Defense segment, $8.2 million for the Communications and Space Products segment and $7.0 million for the Engineered Materials segment.

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

     Operating earnings by segment were as follows:

                                                       TWELVE MONTHS
                                                           ENDED
                                                        DECEMBER 31,         INCREASE/(DECREASE)
                                                   ----------------------           FROM
SEGMENT                                              2003          2002         PRIOR PERIOD
-------                                            --------      --------    -------------------
                                                   (DOLLARS IN MILLIONS)
Defense..........................................   $35.0         $28.7             22.3%
Communications and Space Products................     3.6          (0.4)           912.5%
Engineered Materials.............................     2.4           3.1           (24.3)%
Impairment loss on Deer Park Facility............    (9.2)           --
Benefit plan curtailment loss....................    (0.9)         (2.0)
                                                    -----         -----
Total............................................   $30.9         $29.4              5.3%
                                                    =====         =====

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

     The Defense segment's operating earnings for the year ended December 31, 2003 were $35.0 million or 9.7% of this segment's net sales compared to $28.7 million or 11.8% of this segment's net sales for the year ended December 31, 2002. In 2003, operating earnings were positively affected by higher-margin sales of reconnaissance and surveillance systems from the acquisition of substantially all of the assets of Condor, efficiencies achieved on higher production volume associated with our radar signal simulator, and higher margin sales of aircraft weapons suspension and release systems. The completion of production activities on certain long-term programs, including the UEU, also resulted in earnings at relatively high margins. In addition, there were high margins recognized on various B-1B spares and repairs contracts. These increases were offset in part by a shift in the margins of mine countermeasure systems from higher-margin production on the MK105 program last year to lower-margin, non-recurring development efforts this year associated with OASIS, as well as by the aforementioned lower sales of combat systems. Operating earnings for 2003 were also negatively impacted by amortization expense pertaining to intangible assets associated with acquisitions.

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

     The Engineered Materials segment's operating earnings for the year ended December 31, 2003 were $2.4 million or 5.3% of this segment's net sales compared to operating earnings of $3.1 million or 8.3% of this segment's net sales in 2002. During the year ended December 31, 2003, we incurred a pre-tax charge of $0.7 million to write down inventory and receivables related to the microwave product line that services the telecommunications industry. As sales from such product line were not materializing to expected levels set forth in the business plan for this line, we conducted an analysis of market potential. Such analysis was completed in the second quarter of 2003 and indicated that approximately $0.1 million of unbilled receivables were unrecoverable and that the net realizable value of the related inventory was $0.6 million lower than its book value. In addition, the decrease in this segment's operating earnings as a percentage of net sales was due to a decrease in contribution from composite structural products resulting from a shift in sales to lower-margin, non-recurring engineering efforts associated with the Sikorsky Comanche program.

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

LIQUIDITY AND CAPITAL RESOURCES

  BALANCE SHEET

     Our cash and cash equivalents increased 14.1% to $98.9 million at December 31, 2004 from $86.6 million at December 31, 2003. Cash generated from operations was $25.7 million. Investing activities included $14.0 million used for the purchase of capital equipment, partially offset by $1.2 million received on notes receivable and $0.3 million received upon settlement of an escrow related to the purchase of Emblem. Financing activities included $2.4 million used for payment of common share cash dividends, partially offset by $1.5 million of proceeds from the exercise of stock options.

     Accounts receivable increased 14.5% to $153.8 million at December 31, 2004 from $134.3 million at December 31, 2003. The increase is attributable to the higher sales volume. The majority of the increase relates to timing of billed receivables.

     Inventories increased 52.2% to $52.9 million at December 31, 2004 from $34.7 million at December 31, 2003 due primarily to the efforts expended on work-in-progress on major programs, such as the force protection systems program for which deliveries will continue into 2005.

     The notes receivable of $7.2 million at December 31, 2004 (all in current assets) and $8.1 million at December 31, 2003 (of which $1.6 million was in current assets) represent the notes receivable from the sale of our facility in Deer Park in 2003 and the sale of our former College Point facility in January 1996. The Deer Park facility note is due no later than October 9, 2005. The College Point facility note is due in annual amounts through September 2005 with a final payment due on December 31, 2005 and bears interest at 7% per annum. The latter note receivable is secured by a mortgage on the facility.

  FINANCING ACTIVITIES

  Credit Facility

     We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2004, LIBOR was approximately 2.55% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2004 or 2003. Letters of credit outstanding at December 31, 2004 pertaining to the credit facility were $39.8 million, resulting in $85.2 million available at December 31, 2004 for standby letters of credit, if needed.

     In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of December 31, 2004, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

     5.25% Convertible Subordinated Notes due 2007("Notes")

     In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $1.5 million at December 31, 2004 and 2003.

     The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2004, there had been no conversions.

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

  COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2004, we have included the following table. We are obligated under building and equipment leases expiring between 2005 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                   PAYMENTS DUE IN:
                              ----------------------------------------------------------
                                                                                2010 AND
CONTRACTUAL OBLIGATIONS       TOTAL    2005    2006     2007    2008    2009     BEYOND
-----------------------       ------   -----   -----   ------   -----   -----   --------
                                                    (IN MILLIONS)
5.25% Convertible
  Subordinated Notes due
  2007......................  $137.8   $  --   $  --   $137.8   $  --   $  --    $  --
Operating leases               109.8    14.4    12.5     11.5    11.0    10.7     49.7
Letters of credit...........    39.8    37.5     0.1      2.2      --      --       --
Projected pension
  contributions.............    29.0     6.0     6.0      6.0     6.0     5.0       --
Advance payment and
  performance bonds.........     1.9      --     0.2       --      --     1.7       --
                              ------   -----   -----   ------   -----   -----    -----
Total.......................  $318.3   $57.9   $18.8   $157.5   $17.0   $17.4    $49.7
                              ======   =====   =====   ======   =====   =====    =====

     Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

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

  BACKLOG

     The funded backlog of unfilled orders at December 31, 2004 increased to $474.6 million from $462.3 million at December 31, 2003. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

COMMON SHARE PRICES

     EDO common shares are traded on the New York Stock Exchange. As of February 21, 2005, there were 1,803 shareholders of record (brokers and nominees counted as one each).

     The price range in 2004 and 2003 was as follows:

                                                       2004                2003
                                                 -----------------   -----------------
                                                  HIGH       LOW      HIGH       LOW
                                                 -------   -------   -------   -------
1st Quarter....................................  27.2000   23.1000   21.6000   14.7500
2nd Quarter....................................  25.8900   20.7100   20.3100   14.9700
3rd Quarter....................................  28.0100   22.3100   23.5900   17.0900
4th Quarter....................................  32.4200   26.2400   25.9500   19.7000

DIVIDENDS

     During 2004 and 2003, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. The Company's credit facility places certain limits on the payment of cash dividends.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

     None.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS:
  NET SALES.................................................  $536,173   $460,667   $328,876
                                                              --------   --------   --------
  COSTS AND EXPENSES
    Cost of sales...........................................   392,961    338,259    240,850
    Selling, general and administrative.....................    78,791     71,855     47,584
    Research and development................................    11,620      8,594      8,492
    Write-off of purchased in-process research and
       development and merger-related costs.................        --        929        567
    Benefit plan curtailment loss...........................        --        942      1,998
    Impairment loss on Deer Park facility...................        --      9,160         --
                                                              --------   --------   --------
                                                               483,372    429,739    299,491
                                                              --------   --------   --------
  OPERATING EARNINGS........................................    52,801     30,928     29,385
  NON-OPERATING INCOME (EXPENSE)
    Interest income.........................................     1,271        941      1,729
    Interest expense........................................    (9,119)    (9,093)    (6,685)
    Other, net..............................................      (319)       279        (95)
                                                              --------   --------   --------
                                                                (8,167)    (7,873)    (5,051)
                                                              --------   --------   --------
    Earnings from continuing operations before income taxes
       and cumulative effect of a change in accounting
       principle............................................    44,634     23,055     24,334
Income tax expense..........................................   (15,566)    (9,644)   (10,342)
                                                              --------   --------   --------
  EARNINGS FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE..............    29,068     13,411     13,992
DISCONTINUED OPERATIONS:
  Gain from discontinued operations, net of tax of $971.....        --      1,398         --
                                                              --------   --------   --------
  EARNINGS FROM DISCONTINUED OPERATIONS.....................        --      1,398         --
                                                              --------   --------   --------
EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLE.................................................    29,068     14,809     13,992
                                                              --------   --------   --------
Cumulative effect of a change in accounting principle, net
  of tax of $790............................................        --         --     (3,363)
                                                              --------   --------   --------
NET EARNINGS................................................  $ 29,068   $ 14,809   $ 10,629
                                                              ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic:
    Continuing operations...................................  $   1.64   $   0.78   $   0.62
    Discontinued operations.................................        --       0.08         --
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- BASIC......................  $   1.64   $   0.86   $   0.62
                                                              ========   ========   ========
  Diluted:
    Continuing operations...................................  $   1.49   $   0.76   $   0.61
    Discontinued operations.................................        --       0.08         --
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- DILUTED....................  $   1.49   $   0.84   $   0.61
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 98,884    $ 86,632
  Accounts receivable, net..................................   153,810     134,303
  Inventories...............................................    52,867      34,733
  Deferred income tax asset, net............................     5,046       4,836
  Notes receivable, current.................................     7,202       1,600
  Prepayments and other.....................................     3,493       4,354
                                                              --------    --------
     Total current assets...................................   321,302     266,458
                                                              --------    --------
Property, plant and equipment, net..........................    34,830      31,355
Notes receivable............................................        --       6,538
Goodwill....................................................    91,651      92,527
Other intangible assets.....................................    50,356      55,898
Deferred income tax asset, net..............................    30,241      20,532
Other assets................................................    18,309      21,388
                                                              --------    --------
                                                              $546,689    $494,696
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 32,406    $ 22,801
  Accrued liabilities.......................................    48,492      59,747
  Contract advances and deposits............................    13,696       8,195
                                                              --------    --------
     Total current liabilities..............................    94,594      90,743
                                                              --------    --------
Income taxes payable........................................     5,768       2,195
Long-term debt..............................................   137,800     137,800
Post-retirement benefits obligations........................    94,936      71,898
Environmental obligation....................................     1,663       1,728
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares.........................................        --          --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 20,112,243 issued in 2004 and
     19,832,108 issued in 2003..............................    20,112      19,832
  Additional paid-in capital................................   158,548     150,097
  Retained earnings.........................................    96,004      69,059
  Accumulated other comprehensive loss, net of income tax
     benefit ($29,617 in 2004 and $20,348 in 2003)..........   (42,619)    (29,281)
  Treasury shares at cost (94,585 shares in 2004 and 88,128
     shares in 2003)........................................    (1,449)     (1,255)
  Unearned Employee Stock Ownership Plan shares.............   (16,039)    (17,290)
  Deferred compensation under Long-Term Incentive Plan......    (2,408)       (479)
  Management group receivables..............................      (221)       (351)
                                                              --------    --------
     Total shareholders' equity.............................   211,928     190,332
                                                              --------    --------
                                                              $546,689    $494,696
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        EDO CORPORATION AND SUBSIDIARIES

                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2004                2003                2002
                                                            -----------------   -----------------   -----------------
                                                             AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                            --------   ------   --------   ------   --------   ------
                                                                                 (IN THOUSANDS)
COMMON SHARES
  Balance at beginning of year............................  $ 19,832   19,832   $ 19,790   19,790   $ 19,790   19,790
  Exercise of stock options...............................       164     164          31      31          --       --
  Shares used for Long-Term Incentive Plan................       116     116          11      11          --       --
                                                            --------   ------   --------   ------   --------   ------
  Balance at end of year..................................    20,112   20,112     19,832   19,832     19,790   19,790
                                                            --------   ------   --------   ------   --------   ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year............................   150,097             147,091             143,747
  Exercise of stock options...............................     1,371                 150                (466)
  Income tax benefit related to stock options and
    Long-Term Incentive Plan..............................     1,134                 328                 713
  Shares used for payment of directors' fees..............        60                  28                  64
  Shares used for Long-Term Incentive Plan................     2,807                 178                 241
  Compensation expense on accelerated options.............        --                 292                  --
  Employee Stock Ownership Plan shares committed-to-be-
    released..............................................     3,079               2,030               2,792
                                                            --------            --------            --------
  Balance at end of year..................................   158,548             150,097             147,091
                                                            --------            --------            --------
RETAINED EARNINGS
  Balance at beginning of year............................    69,059              56,325              47,744
  Net earnings............................................    29,068              14,809              10,629
  Common share dividends (12 cents per share).............    (2,123)             (2,075)             (2,048)
                                                            --------            --------            --------
  Balance at end of year..................................    96,004              69,059              56,325
                                                            --------            --------            --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year............................   (29,281)            (33,899)            (13,385)
  Unrealized gain on foreign currency, net of tax.........      (273)                 50                  86
  Additional minimum pension liability, net of tax........   (13,065)              4,568             (20,600)
                                                            --------            --------            --------
  Balance at end of year..................................   (42,619)            (29,281)            (33,899)
                                                            --------            --------            --------
TREASURY SHARES AT COST
  Balance at beginning of year............................    (1,255)    (88)     (1,321)    (94)     (2,461)    (182)
  Shares used for exercise of stock options...............        --      --          87       6         952       69
  Shares used for payment of directors' fees..............        80       5          80       6          78        6
  Shares (repurchased from) used for Long-Term Incentive
    Plan..................................................      (274)    (12)       (101)     (6)        110       13
                                                            --------   ------   --------   ------   --------   ------
  Balance at end of year..................................    (1,449)    (95)     (1,255)    (88)     (1,321)     (94)
                                                            --------   ------   --------   ------   --------   ------
DEFERRED COMPENSATION UNDER LONG-TERM INCENTIVE PLAN
  Balance at beginning of year............................      (479)               (579)               (300)
  Shares used for Long-Term Incentive Plan................    (2,845)               (189)               (480)
  Amortization of Long-Term Incentive Plan deferred
    compensation expense..................................       916                 289                 201
                                                            --------            --------            --------
  Balance at end of year..................................    (2,408)               (479)               (579)
                                                            --------            --------            --------

                                                                            YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------
                                                                  2004                2003                2002
                                                            -----------------   -----------------   -----------------
                                                             AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                            --------   ------   --------   ------   --------   ------
                                                                                 (IN THOUSANDS)
UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN COMPENSATION
  Balance at beginning of year............................   (17,290)            (18,541)            (19,792)
  Employee Stock Ownership Plan Shares committed-to-be-
    released..............................................     1,251               1,251               1,251
                                                            --------            --------            --------
  Balance at end of year..................................   (16,039)            (17,290)            (18,541)
                                                            --------            --------            --------
MANAGEMENT GROUP RECEIVABLES
  Balance at beginning of year............................      (351)               (593)               (845)
  Payments received on management loans...................       130                 242                 252
                                                            --------            --------            --------
  Balance at end of year..................................      (221)               (351)               (593)
                                                            --------            --------            --------
TOTAL SHAREHOLDERS' EQUITY................................  $211,928            $190,332            $168,273
                                                            ========            ========            ========
COMPREHENSIVE INCOME (LOSS)
  Net earnings............................................  $ 29,068            $ 14,809            $ 10,629
  Additional minimum pension liability, net of income tax
    benefit (expense) of $9,079 in 2004, ($3,175) in 2003
    and $14,316 in 2002...................................   (13,065)              4,568             (20,600)
  Unrealized gain on foreign currency, net of tax.........      (273)                 50                  86
                                                            --------            --------            --------
  Comprehensive income (loss).............................  $ 15,730            $ 19,427            $ (9,885)
                                                            ========            ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations..................................  $ 29,068   $ 13,411   $ 10,629
  Adjustments to earnings to arrive at cash provided by
     operations:
     Depreciation...........................................    10,476     12,180     10,365
     Amortization...........................................     5,564      4,885        956
     Deferred tax benefit...................................      (660)    (6,840)    (2,984)
     Write-off of purchased in-process research and
       development..........................................        --         --        150
     Bad debt expense.......................................        --        568        407
     Loss on sale of Deer Park facility.....................        --      9,160         --
     Loss (gain) on sale of property, plant and equipment...       255       (131)        53
     Deferred compensation expense..........................       916        289        201
     Non-cash Employee Stock Ownership Plan compensation
       expense..............................................     4,330      3,281      4,043
     Dividends on unallocated Employee Stock Ownership Plan
       shares...............................................       272        292        312
     Non-cash compensation expense..........................        --        292         --
     Common shares issued for directors' fees...............       140        108        142
     Income tax benefit from stock options and Long-Term
       Incentive Plan.......................................     1,134        328        713
     Cumulative effect of a change in accounting
       principle............................................        --         --      3,363
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable..................................   (19,507)    (3,203)    (2,519)
       Inventories..........................................   (18,134)     1,406     (2,926)
       Prepayments and other assets.........................     3,588      4,032        220
       Contribution to defined benefit pension plan.........        --     (5,000)        --
       Accounts payable, accrued liabilities and other......     2,744     (5,402)     5,217
       Contract advances and deposits.......................     5,501    (12,082)     3,575
                                                              --------   --------   --------
Cash provided by operations.................................    25,687     17,574     31,917
                                                              --------   --------   --------
Net cash provided by discontinued operations................        --         79         --
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Purchase of plant and equipment...........................   (14,206)    (8,865)    (7,093)
  Payments received on notes receivable.....................     1,200      1,385        350
  Proceeds from sale of property, plant and equipment.......        --     21,304          1
  Restricted cash...........................................        --     27,347    (27,347)
  Cash received (paid) related to acquisitions, net of cash
     acquired...............................................       301    (94,188)   (59,024)
                                                              --------   --------   --------
Cash used by investing activities...........................   (12,705)   (53,017)   (93,113)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Issuance of convertible subordinated notes................        --         --    137,800
  Proceeds from exercise of stock options...................     1,535        268        486
  Proceeds from management group receivables................       130        242        252
  Repayments of acquired debt...............................        --     (8,660)        --
  Payment made on note payable..............................        --         --       (500)
  Payment of common share cash dividends....................    (2,395)    (2,367)    (2,360)
                                                              --------   --------   --------
Cash (used) provided by financing activities................      (730)   (10,517)   135,678
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    12,252    (45,881)    74,482
Cash and cash equivalents at beginning of year..............    86,632    132,513     58,031
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 98,884   $ 86,632   $132,513
                                                              ========   ========   ========
Supplemental disclosures:
  Cash paid for:
     Interest...............................................  $  7,234   $  7,234   $  3,878
                                                              ========   ========   ========
     Income taxes...........................................  $ 16,278   $ 11,880   $ 14,063
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2004, 2003 AND 2002

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

     The Company operates in three segments: Defense, Communications and Space Products, and Engineered Materials.

  (b) CASH EQUIVALENTS

     The Company considers all securities with an original maturity of three months or less at the date of acquisition to be cash equivalents. Included in cash equivalents is marketable securities that are held in mutual funds.

  (c) REVENUE RECOGNITION

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

                        EDO CORPORATION AND SUBSIDIARIES

  (e) LONG-LIVED ASSETS, OTHER THAN GOODWILL AND OTHER INTANGIBLES

     Property, plant and equipment are recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of such assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

     The Company reviews its long-lived assets for impairment in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The Company adopted SFAS No. 144 on January 1, 2002. SFAS No. 144 requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The estimate of cash flow, which is used to determine recoverability, is based upon, among other things, certain assumptions about future operating performance.

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

     Costs associated with the acquisition and development of software for internal use are recognized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2004 and 2003, the Company capitalized approximately $0.6 million and $4.3 million, respectively, of such costs. These costs are being amortized on a straight-line basis over periods ranging from two to four years.

     Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $2.7 million and $4.1 million are included in other assets at December 31, 2004 and 2003, respectively.

  (f) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

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

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's

                        EDO CORPORATION AND SUBSIDIARIES
implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1 each year. There was no indication of impairment at December 31, 2004 and 2003.

     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2004 and 2003 are as follows:

                                                     COMMUNICATIONS
                                                       AND SPACE      ENGINEERED
                                           DEFENSE      PRODUCTS      MATERIALS     TOTAL
                                           -------   --------------   ----------   -------
                                                           (IN THOUSANDS)
Balance as of January 1, 2003............  $57,660      $ 3,692           $--      $61,352
Settlement of certain pre-acquisition
  Condor liabilities.....................    1,569       (2,031)          --          (462)
Adjustments to pre-acquisition tax
  liabilities............................   (3,059)          --           --        (3,059)
Acquisition of AERA......................   11,626           --           --        11,626
Acquisition of Darlington................   13,462           --           --        13,462
Acquisition of Emblem....................    9,608           --           --         9,608
                                           -------      -------           --       -------
Balance as of January 1, 2004............  $90,866      $ 1,661           $--      $92,527
                                           =======      =======           ==       =======
Adjustment of certain AERA liabilities...       23           --           --            23
Emblem purchase price adjustment.........     (301)          --           --          (301)
Adjustments to pre-acquisition tax
  liabilities............................     (598)          --           --          (598)
                                           -------      -------           --       -------
Balance as of December 31, 2004..........  $89,990      $ 1,661           $--      $91,651
                                           =======      =======           ==       =======

     Summarized below are intangible assets subject to amortization as of December 31:

                                                        2004      2003        LIFE
                                                      --------   -------   -----------
                                                               (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisitions of DSI/AERA/Darlington/Emblem........  $  3,118   $ 3,118   1-5 years
Purchased technologies related to the acquisitions
  of Condor/Emblem..................................    17,003    17,003   8-20 years
Customer contracts and relationships related to the
  acquisitions of AERA/Darlington/Emblem............    39,198    39,198   10-20 years
Tradename related to the acquisitions of AERA/
  Darlington/Emblem.................................     1,569     1,569   5-10 years
Other intangible assets related to the acquisition
  of Condor Systems, Inc. ..........................       916       916   2 years
                                                      --------   -------
                                                        61,804    61,804
Less accumulated amortization.......................   (11,448)   (5,906)
                                                      --------   -------
                                                      $ 50,356   $55,898
                                                      ========   =======

     The amortization expense for the years ended December 31, 2004, 2003 and 2002 amounted to $5.5 million, $4.9 million and $0.9 million, respectively. Amortization expense for 2005, 2006, 2007, 2008,

                        EDO CORPORATION AND SUBSIDIARIES

2009 and thereafter related to these intangible assets is estimated to be $5.3 million, $5.3 million, $5.1 million, $4.5 million, $4.4 million and $25.8 million, respectively.

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

  (h) TREASURY SHARES

     Common shares held as treasury shares are recorded at cost, with issuances from treasury recorded at average cost. Treasury shares issued for directors' fees are recorded as an expense for an amount equal to the fair market value of the common shares on the issuance date.

  (i) FINANCIAL INSTRUMENTS

     The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the Company's 5.25% Convertible Subordinated Notes due 2007 (the "Notes") at December 31, 2004 was approximately $146.8 million based on recent market transactions compared to a carrying value of $137.8 million. At December 31, 2003, the fair value of the Notes was approximately $150.6 million based on recent market transactions compared to a carrying value of $137.8 million. The fair value of the environmental obligation approximates its carrying value since it has been discounted. The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

  (j) USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from these and other estimates.

  (k) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" whereby compensation expense would be recognized as incurred for stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The per share weighted-average fair value of stock options granted was $13.06, $10.63 and $15.28 in 2004, 2003 and 2002, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2004 -- expected dividend yield of 1%, risk free interest rate of 3.8%, expected volatility of 47%, and an expected option life of 6 years;
2003 -- expected dividend yield of 1%, risk free interest rate of 3.6%, expected volatility of 51%, and an expected option life of 7 1/2 years; 2002 -- expected

                        EDO CORPORATION AND SUBSIDIARIES
dividend yield of 1%, risk free interest rate of 4.8%, expected stock volatility of 51%, and an expected option life of 7 1/2 years.

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported...........................................  $29,068   $13,411   $10,629
Deferred compensation expense, net of tax...............      540       171       119
  Stock compensation expense based on fair value method,
     net of tax.........................................   (2,079)   (1,797)   (1,197)
                                                          -------   -------   -------
  Pro forma.............................................  $27,529   $11,785   $ 9,551
Basic earnings per common share:
  As reported...........................................  $  1.64   $  0.78   $  0.62
  Pro forma.............................................     1.56      0.68      0.56
Diluted earnings per common share:
  As reported...........................................  $  1.49   $  0.76   $  0.61
  Pro forma.............................................     1.42      0.67      0.55
                                                          =======   =======   =======

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

  (l) RECLASSIFICATIONS

     Certain reclassifications have been made to prior year presentations to conform to current year presentations.

(2) ACQUISITIONS

     On June 16, 2003, the Company acquired for cash all of the stock of Emblem Group Ltd. ("Emblem"), a privately-held company based in Brighton, England. Emblem, now known as EDO (UK) Ltd., is a supplier of aerospace and defense products and services, primarily through its MBM Technology Ltd. unit in England, now known as EDO MBM Technology Ltd., and Artisan Technologies, Inc. subsidiary in the United States, now known as EDO Artisan. Emblem has a core competency in aircraft weapons-carriage and interfacing systems that reinforces EDO's position as a global leader in aircraft armament release systems. Emblem is expected to broaden the Company's customer base in Europe. The purchase price was L16.1 million ($27.0 million), excluding transaction costs of approximately $1.9 million. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and, therefore, goodwill. Emblem became part of the Company's Defense segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in England is deductible

                        EDO CORPORATION AND SUBSIDIARIES
for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

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

                        EDO CORPORATION AND SUBSIDIARIES

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                                    EMBLEM       DARLINGTON       AERA AT
                                                  AT JUNE 16,   AT MARCH 10,    FEBRUARY 5,
                                                     2003           2003            2003
                                                  -----------   ------------   --------------
                                                                (IN THOUSANDS)
Current assets..................................    $ 9,314       $11,943         $13,022
Plant and equipment.............................      3,537         1,534           1,048
Customer contracts and relationships............      7,698        14,400          17,100
Purchased technologies..........................      5,355            --              --
Non-compete agreements..........................        318            30           2,420
Tradename.......................................        669           400             500
Goodwill........................................      8,710        13,462          11,649
Other assets....................................         --           446             414
Liabilities.....................................     (6,660)      (16,326)         (7,791)
                                                    -------       -------         -------
Total purchase price............................    $28,941       $25,889         $38,362
                                                    =======       =======         =======

     Adjustments resulting from the settlement of purchase prices on AERA, Darlington and Emblem have been made.

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

(3) DISCONTINUED OPERATIONS

     In 2003, we received notification of final settlement of bankruptcy matters pertaining to our former energy business. Upon the discontinuance of such business in 1996, a liability was established pending final settlement of the bankruptcy. This liability was reversed in the second quarter of 2003. Consequently, $1.4 million, net of income tax expense of $1.0 million, was reported as earnings from discontinued operations in the accompanying statement of earnings.

                        EDO CORPORATION AND SUBSIDIARIES

(4) ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable included $51.8 million and $44.1 million at December 31, 2004 and 2003, respectively, of unbilled revenues. Substantially all of the unbilled balances at December 31, 2004 will be billed and are expected to be collected during 2005. Total billed receivables due from the United States Government, either directly or as a subcontractor to a prime contractor with the Government, were $70.9 million and $67.6 million at December 31, 2004 and 2003 respectively.

     Notes receivable consist of the following at December 31, 2004 and December 2003:

                                                               2004     2003
                                                              ------   ------
                                                              (IN THOUSANDS)
Current:
  College Point.............................................  $  400   $1,600
  Deer Park.................................................   6,802       --
Long-term:
  Deer Park.................................................      --    6,538
                                                              ------   ------
Total.......................................................  $7,202   $8,138
                                                              ======   ======

The original notes from the sale of the College Point facility in January 1996 were to be paid in full by December 31, 2004. However, one note was collected in full in 2004 and the other note was amended and extended to December 31, 2005. The latter note is due in equal quarterly amounts through September 2005 with a final payment of $0.1 million due on December 31, 2005 and bears interest at 7% per annum. It is secured by a mortgage on the facility. Also included in notes receivable is the note related to the sale of the Company's Deer Park facility in July 2003. The note is due no later than October 9, 2005. The note accrues imputed interest at 4% per annum and will be paid with the note.

(5) INVENTORIES

     Inventories are summarized by major classification as follows at December
31:

                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
Raw material and supplies...................................  $10,461   $  8,624
Work-in-process.............................................   44,752     38,052
Finished goods..............................................    2,043      1,870
  Less: Unliquidated progress payments......................   (4,389)   (13,813)
                                                              -------   --------
Total.......................................................  $52,867   $ 34,733
                                                              =======   ========

                        EDO CORPORATION AND SUBSIDIARIES

(6) PROPERTY, PLANT AND EQUIPMENT, NET

     The Company's property, plant and equipment at December 31 and their related useful lives are summarized as follows:

                                                      2004       2003        LIFE
                                                    --------   --------   -----------
                                                             (IN THOUSANDS)
Land..............................................  $    125   $    125
Buildings and improvements........................     1,017      1,017   10-30 years
Machinery and equipment...........................    73,466     66,891   3-19 years
Software..........................................     7,190      6,347   2-4 years
Leasehold improvements............................    16,816     16,039   Lease terms
                                                    --------   --------
                                                      98,614     90,419
Less accumulated depreciation and amortization....   (63,784)   (59,064)
                                                    --------   --------
                                                    $ 34,830   $ 31,355
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

     Of the $29.0 million sales price, $22.0 million is in cash and $7.0 million is in the form of a purchase money mortgage and note. The Company closed on the sale in October 2003 and received the cash less closing payments. The note receivable is due no later than October 9, 2005. As part of the agreement, we will lease the facility through October 10, 2005, with the option to terminate before such date. The lease agreement does not have any renewal or buyout options.

(7) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Employee compensation and benefits..........................  $20,066   $22,453
Deferred revenue and accrual for future costs related to
  acquired contracts........................................    8,857    11,161
Income taxes payable........................................    2,950    10,438
Accrued interest............................................    1,579     1,673
Warranty....................................................    1,354     1,612
Current portion of environmental obligation.................      280       264
Other.......................................................   13,406    12,146
                                                              -------   -------
                                                              $48,492   $59,747
                                                              =======   =======

(8) LONG-TERM DEBT AND CREDIT FACILITY

  CREDIT FACILITY

     At December 31, 2004, the Company has a $200 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. In connection with the amended

                        EDO CORPORATION AND SUBSIDIARIES
facility, $0.4 million and $0.9 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet at December 31, 2004 and 2003, respectively, and are being amortized using the straight-line method over the term of the agreement.

     The credit facility provides sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on the Company's consolidated leverage ratio at the time of the borrowing. At December 31, 2004, LIBOR was approximately 2.55% and the applicable adjustment to LIBOR was 1.25%. The facility requires the Company to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2004 or 2003. Letters of credit outstanding at December 31, 2004 pertaining to the credit facility were $39.8 million, resulting in $85.2 million available for additional letters of credit, if needed.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, minimum tangible net worth plus subordinated debt, leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of December 31, 2004, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivables, inventory and machinery and equipment.

  5.25% CONVERTIBLE SUBORDINATED NOTES DUE 2007

     In April 2002, the Company completed its offering of $137.8 million of 5.25% Convertible Subordinated Notes due 2007 and received $133.7 million, net of commissions paid. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on the accompanying consolidated balance sheet, was $1.5 million at December 31, 2004 and 2003.

     In connection with the offering of the Notes, there are $2.1 million and $3.1 million of unamortized debt issuance costs at December 31, 2004 and 2003, respectively, which are included in other assets on the accompanying consolidated balance sheet and are being amortized using the straight-line method through April 2007.

     The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of December 31, 2004, there had been no such conversions.

(9) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

     The Company sponsors an employee stock ownership plan (ESOP) which provides retirement benefits to substantially all employees.

     The ESOP has an indirect loan from the Company payable through December 31, 2017. As quarterly payments are made under the indirect loan, unallocated common shares in the ESOP are committed-to-be-released. The allocation to participants is based on (i) a match of 50% of the first 6% of the participants' 401(k) contributions; (ii) a special allocation for employees who meet certain service requirements; (iii) a

                        EDO CORPORATION AND SUBSIDIARIES
fixed amount per participant chosen annually; and (iv) any remaining distribution is based on participants' relative compensation. The cost basis of the unearned/unallocated shares is initially recorded as a reduction to shareholders' equity. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released. The difference between the market value and the cost basis of the shares is recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

     In 2004, 2003 and 2002, non-cash ESOP compensation expense recorded by the Company amounted to $4.3 million, $3.3 million, and $4.0 million, respectively. At December 31, 2004, there are 2,161,180 unearned/unallocated shares which have an aggregate market value of $68.6 million and 1,756,996 allocated shares. Total principal and interest payments made in 2004, 2003, and 2002 under the merged ESOP indirect loan amounted to $1.7 million in each of the three years.

(10) INCOME TAXES

     The 2004, 2003 and 2002 significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Federal
  Current...............................................  $13,375   $12,927   $10,659
  Deferred..............................................     (533)   (5,900)   (2,503)
                                                          -------   -------   -------
                                                          $12,842   $ 7,027   $ 8,156
                                                          -------   -------   -------
Foreign
  Current...............................................  $   (25)  $   207   $    --
  Deferred..............................................       77        82        --
                                                          -------   -------   -------
                                                          $    52   $   289   $    --
                                                          -------   -------   -------
State
  Current...............................................  $ 2,876   $ 3,350   $ 2,667
  Deferred..............................................     (204)   (1,022)     (481)
                                                          -------   -------   -------
                                                          $ 2,672   $ 2,328   $ 2,186
                                                          -------   -------   -------
Total...................................................  $15,566   $ 9,644   $10,342
                                                          =======   =======   =======

     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal tax rate to income tax expense is:

                                                                  PERCENT OF
                                                               PRE-TAX EARNINGS
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Tax at statutory rate.......................................  35.0%  35.0%  35.0%
State taxes, net of Federal benefit.........................   4.7    5.0    5.0
Reserve adjustment..........................................  (6.2)    --     --
Non-cash ESOP compensation expense..........................   1.9    2.0    3.0
Foreign sales benefit.......................................  (1.1)  (1.3)  (1.4)
Other, net..................................................   0.6    1.1    0.9
                                                              ----   ----   ----
Effective income tax rate...................................  34.9%  41.8%  42.5%
                                                              ====   ====   ====

                        EDO CORPORATION AND SUBSIDIARIES

     The significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
DEFERRED TAX ASSETS
Retirement plans' additional minimum liability..............  $29,521   $20,442
Post-retirement benefits obligation other than pensions.....    5,507     5,233
Deferred revenue............................................    1,185     1,697
Non-qualified plans.........................................    4,145     3,614
Inventory valuation.........................................    1,597     1,897
Vacation accrual............................................    1,643       886
Other.......................................................    1,699       967
                                                              -------   -------
Total deferred tax assets...................................   45,297    34,736
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................    4,754     4,306
Prepaid pension asset.......................................    4,823     3,613
Other.......................................................      433     1,449
                                                              -------   -------
Total deferred tax liabilities..............................   10,010     9,368
                                                              -------   -------
Net deferred tax asset......................................  $35,287   $25,368
                                                              =======   =======

     The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows. In 2004, the Company recorded an income tax benefit of $2.8 million due to the reversal of income tax contingencies which were determined to be no longer needed during the fourth quarter of 2004.

(11) SHAREHOLDERS' EQUITY

     At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 2004, the Company had acquired approximately 4,091,000 common shares in open market transactions at prevailing market prices. Approximately 4,046,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the EDO ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 2004 and 2003, respectively, the Company held 94,585 and 88,128 common shares in its treasury for future use.

     At December 31, 2004, the Company had reserved 6,083,511 authorized and unissued common shares for stock option and long-term incentive plans and conversion of the Notes.

                        EDO CORPORATION AND SUBSIDIARIES

(12) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Numerator:
  Earnings from continuing operations for basic
     calculation........................................  $29,068   $13,411   $10,629
  Effect of dilutive securities:
     Convertible notes..................................    4,268        --        --
                                                          -------   -------   -------
  Numerator for diluted calculation.....................  $33,336   $13,411   $10,629
                                                          =======   =======   =======
Denominator:
  Denominator for basic calculation.....................   17,695    17,308    17,080
  Effect of dilutive securities:
     Stock options......................................      274       253       299
     Convertible notes..................................    4,408        --        --
                                                          -------   -------   -------
  Denominator for diluted calculation...................   22,377    17,561    17,379
                                                          =======   =======   =======

     The assumed conversion of the Notes was dilutive for 2004 and anti-dilutive for 2003 and 2002.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2004   2003    2002
                                                              ----   -----   -----
                                                                 (IN THOUSANDS)
5.25% Convertible Subordinated Notes........................   --    4,408   3,285
Unexercised Stock Options...................................    2      311     326
                                                               --    -----   -----
                                                                2    4,719   3,611
                                                               ==    =====   =====

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

                        EDO CORPORATION AND SUBSIDIARIES

     Changes in options outstanding are as follows:

                                2004                     2003                     2002
                       ----------------------   ----------------------   ----------------------
                       WEIGHTED-                WEIGHTED-                WEIGHTED-
                        AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE      SHARES
                       EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO
                         PRICE       OPTION       PRICE       OPTION       PRICE       OPTION
                       ---------   ----------   ---------   ----------   ---------   ----------
Beginning of year....   $14.65     1,206,096     $13.59     1,057,143     $ 7.75       805,876
Options granted......    24.37        65,000      19.00       224,405      26.72       327,850
Options exercised....     9.35      (164,135)      6.66       (37,327)      6.98       (69,433)
Options expired/
  cancelled..........    23.05       (23,150)     18.53       (38,125)     22.02        (7,150)
                        ------     ---------     ------     ---------     ------     ---------
End of year..........   $15.86     1,083,811     $14.65     1,206,096     $13.59     1,057,143
                        ======     =========     ======     =========     ======     =========
Exercisable at year
  end................   $12.33       732,956     $11.26       602,916     $10.70       490,243
                        ======     =========     ======     =========     ======     =========

     The options outstanding as of December 31, 2004 are summarized as follows:

                                                   WEIGHTED-       NUMBER OF      WEIGHTED-
RANGE OF                                            AVERAGE         OPTIONS        AVERAGE
EXERCISE PRICES                                  EXERCISE PRICE   OUTSTANDING   REMAINING LIFE
---------------                                  --------------   -----------   --------------
$3.07-5.44.....................................       4.31            16,500      1 year
$6.13-9.60.....................................       7.83           512,456     5 years
$17.86-25.01...................................      20.44           289,430     8 years
$27.02-31.40...................................      27.09           265,425     7 years
                                                                   ---------
                                                                   1,083,811
                                                                   =========

     The 2002 LTIP also provides for restricted common share long-term incentive awards as defined under the plan. As of December 31, 2004 plan participants had been awarded 521,000 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The fair value of a restricted common share award is calculated as the average of the high and low market values of our common shares on the grant date, as reported for such date on a national exchange or nationally recognized system of price quotation. In the event that there are no transactions reported on such exchange or system on such date, the average would be based on the high and low market values of our common shares on the immediately preceding date. The amount charged to operations in 2004, 2003 and 2002 was $0.9 million, $0.3 million and $0.2 million, respectively. The increase in the expense for 2004 compared to prior years is due to an increase in the amount of shares granted in 2004 as well as the higher fair value on the date of grant. As of December 31, 2004, 591,511 shares are available for additional awards.

(14) OTHER EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PLANS

     The Company maintains a qualified noncontributory defined benefit pension plan covering less than one half of its employees. In November 2002, the plan was amended whereby participation and benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are at least equal to the minimum required contribution and are tax deductible.

                        EDO CORPORATION AND SUBSIDIARIES

     In 2004, 2003 and 2002 the Company recorded pension expense of $2.2 million, $3.9 million and $6.0 million, respectively. For 2002, the expense included a curtailment loss of $2.0 million resulting from the aforementioned amendment to the plan.

     A summary of the weighted-average rate assumptions as of December 31 used in pension calculations follows. (Since the Company froze the defined benefit plan in December 2002 there is no future compensation increase for subsequent years.)

                                                              2004   2003   2002
                                                              ----   ----   ----
Discount Rate (for obligations as of December 31)...........  5.75%  6.25%  6.75%
Expected long-term return on plan assets....................  8.25%  8.75%  9.50%
Rate of compensation increase...............................    --     --   4.95%

     In 2004, 2003 and 2002, the Company used the building block approach to the estimation of the long-term rate of return on assets. Under this approach, the Company reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with the Company's actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, the Company selected an overall return rate within the resulting range.

     Plan asset investment decisions are made by the Pension Investment Committee of the Board of Directors. This committee utilizes the services of a financial advisor in the selection and monitoring of specific asset managers. At its periodic meetings the committee reviews the performance of various funds against benchmarks and makes investment decisions which are then carried out by the fund trustee. The target asset allocation is 70% equity instruments and 30% fixed income instruments. The assets are invested in a variety of both actively managed and passive funds chosen by the committee. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks, as well as growth, value, and small and large capitalizations. Our plan investments are diversified to mitigate any adverse results from one security class on the entire investment portfolio. A small amount of excess return is expected from active investment management.

  PLAN ASSETS

     The assets of the Company's defined benefit plans are managed on a commingled basis in a third party master trust. The investment policy and allocation of the assets in the master trust were approved by the Company's Pension Plans Investment Committee of the Board of Directors, which has oversight responsibility for the Company's retirement plans.

                        EDO CORPORATION AND SUBSIDIARIES

     The investment allocation for each major asset class as a percent of plan asset fair value as of December 31 is as follows:

                                                              2004    2003    2002
                                                              -----   -----   -----
Equity Securities...........................................   73.7%   69.7%   65.0%
Debt Securities.............................................   25.7%   29.7%   34.4%
Cash........................................................    0.6%    0.6%    0.6%
                                                              -----   -----   -----
Total.......................................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     In 2004, the Company made no contribution to the plan compared to a contribution of $5.0 million in 2003. The Company plans to contribute up to $6.0 million in 2005.

     A summary of the components of net periodic pension expense follows:

                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Service cost.........................................  $     --   $     --   $ (4,353)
Interest on projected benefit obligation.............   (12,151)   (12,727)   (15,091)
Expected return on plan assets.......................    12,705     12,250     17,217
Amortization of prior service cost...................        --         --       (261)
Recognized net actuarial loss........................    (2,737)    (3,454)    (1,476)
Curtailment loss.....................................        --         --     (1,998)
                                                       --------   --------   --------
Net pension expense..................................  $ (2,183)  $ (3,931)  $ (5,962)
                                                       ========   ========   ========

     The following sets forth the funded status of the plan as of December 31:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $204,439   $197,188
Service cost................................................        --         --
Interest cost...............................................    12,151     12,727
Benefits paid...............................................   (18,959)   (20,058)
Actuarial loss..............................................    24,314     14,582
                                                              --------   --------
Projected benefit obligation at end of year.................  $221,945   $204,439
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............  $164,024   $148,635
Actual return on plan assets................................    16,229     30,447
Employer contribution.......................................        --      5,000
Benefits paid...............................................   (18,959)   (20,058)
                                                              --------   --------
Fair value of plan assets at end of year....................  $161,294   $164,024
                                                              --------   --------
Funded status...............................................  $(60,651)  $(40,415)
Unrecognized net loss.......................................    66,415     48,362
                                                              --------   --------
Prepaid pension cost........................................  $  5,764   $  7,947
                                                              ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

     Due to the lower discount rate, offset by positive fund performance, the accumulated benefit obligation at December 31, 2004 and 2003 exceeded the fair value of plan assets by $60.7 million and $40.4 million, respectively. The Company recorded an additional minimum liability of $66.4 million and $48.4 million as of December 31, 2004 and 2003, respectively. Consequently, net of tax comprehensive loss of $10.7 and income of $4.2 million were charged against shareholders' equity in 2004 and 2003, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Prepaid pension cost (included in other assets).............  $  5,764   $  7,947
                                                              ========   ========
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(66,415)  $(48,362)
                                                              ========   ========
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 66,415   $ 48,362
                                                              ========   ========

  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:

                                                              (IN THOUSANDS)
2005........................................................     $14,173
2006........................................................     $14,549
2007........................................................     $14,803
2008........................................................     $14,997
2009........................................................     $15,199
2010-2014...................................................     $77,412

  NON-QUALIFIED PLANS

     The Company has a supplemental retirement plan for officers and certain employees. Benefits are based on years of service and certain compensation that is excluded under the qualified plan. In November 2003 the plan was amended whereby benefits under the plan were frozen for all but two individuals as of December 31, 2003. Consequently, a curtailment charge of $0.9 million was recorded in 2003. The plan is unfunded and has no assets.

     A summary of the weighted-average assumptions as of December 31 used in pension calculations follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
Discount Rate (for obligations as of December 31)...........  5.75%  6.25%  6.75%
Rate of compensation increase...............................  5.00%  5.00%  4.95%

     Total expenses under the non-qualified plans in 2004, 2003 and 2002 were $1.2 million, $2.6 million and $1.4 million, respectively. The 2003 expense included the aforementioned $0.9 million curtailment charge.

                        EDO CORPORATION AND SUBSIDIARIES

     A summary of the components of net periodic pension expense follows:

                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Service cost...............................................  $  220   $  372   $  190
Interest on projected benefit obligation...................     700      802      815
Amortization of transitional liability.....................       3        3       32
Amortization of prior service cost.........................      63      184      141
Recognized net actuarial loss..............................     171      273      225
Effect of curtailment......................................      --      942       --
                                                             ------   ------   ------
Net pension expense........................................  $1,157   $2,576   $1,403
                                                             ======   ======   ======

     Summarized below is the funded status of the combined supplemental plans as of December 31:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $ 11,641   $ 13,047
Service cost................................................       219        372
Interest cost...............................................       700        802
Benefits paid...............................................      (892)      (987)
Actuarial loss..............................................     5,915        158
Plan amendments.............................................        --         --
Effect of curtailment.......................................        --     (1,752)
                                                              --------   --------
Projected benefit obligation at end of year.................  $ 17,583   $ 11,640
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of the year..........  $     --   $     --
Employer contribution.......................................       892        987
Benefits paid...............................................      (892)      (987)
                                                              --------   --------
Fair value of plan assets at end of year....................  $     --   $     --
                                                              --------   --------
Funded status...............................................  $(17,583)  $(11,640)
Unrecognized net loss.......................................     8,081      2,338
Unrecognized prior service cost.............................       496        558
Unrecognized net obligation.................................         4          7
                                                              --------   --------
Accrued benefit cost........................................  $ (9,002)  $ (8,737)
                                                              ========   ========

     The accumulated benefit obligation at December 31, 2004 and 2003 exceeded the fair value of plan assets by $15.1 million and $10.8 million, respectively. The Company recorded an additional minimum liability of $6.1 million and $2.1 million as of December 31, 2004 and 2003, respectively. Consequently, a net of tax comprehensive loss of $2.4 million and income of $0.4 million were charged against shareholders' equity in

                        EDO CORPORATION AND SUBSIDIARIES

2004 and 2003, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Accrued benefit cost (included in post-retirement benefits
  obligation)...............................................  $(9,002)  $(8,737)
                                                              =======   =======
Intangible asset (included in other assets).................  $   500   $   565
                                                              =======   =======
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(6,088)  $(2,062)
                                                              =======   =======
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 5,588   $ 1,497
                                                              =======   =======

  ESTIMATED FUTURE PENSION BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:

                                                               (IN THOUSANDS)
2005........................................................       $  989
2006........................................................       $  981
2007........................................................       $1,465
2008........................................................       $1,463
2009........................................................       $1,447
2010-2014...................................................       $6,886

  401(K) PLANS

     The Company sponsors a 401(k) plan covering substantially all employees which provides for a match by the Company of 50% of the first 6% of employee contributions. The match is provided in the Company's common stock under the ESOP plan.

(15) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

  EDO POST-RETIREMENT BENEFIT PLAN

     Post-retirement health care and life insurance expense included the following components:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Interest cost...............................................  $143   $126   $171
Recognized actuarial loss...................................    53     --     --
                                                              ----   ----   ----
Total post-retirement health care and life insurance
  expense...................................................  $196   $126   $171
                                                              ====   ====   ====

                        EDO CORPORATION AND SUBSIDIARIES

     The funded status of the EDO post-retirement health care and life insurance benefits plan is as follows as of December 31:

                                                               2004     2003
                                                              ------   ------
                                                              (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
  Accumulated benefit obligation at beginning of year.......  $2,441   $2,113
  Interest cost.............................................     143      126
  Benefits paid.............................................    (353)    (432)
  Participant contributions.................................      29       27
  Actuarial loss............................................      62      608
                                                              ------   ------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $2,322   $2,442
Unrecognized net loss.......................................    (578)    (569)
                                                              ------   ------
Accrued post-retirement benefit cost........................  $1,744   $1,873
                                                              ======   ======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.75% and 6.25% at December 31, 2004 and 2003, respectively, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

     The effects of a one percentage point change in the assumed health care cost trend rates would have had the following effects increase/(decrease) in cost and/or obligation on the results for fiscal year 2004:

                                                              1% POINT   1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at end of year...........................   $15.0      $(14.0)
Interest cost...............................................     0.9        (0.9)

     The above 1% increase/decrease trend is based primarily on the change in dental trend rates, since medical plan benefits are capped.

  AIL POST-RETIREMENT BENEFIT PLAN

     Post-retirement expense included in the consolidated financial statements comprised the following:

                                                               2004     2003    2002
                                                              ------   ------   -----
                                                                  (IN THOUSANDS)
Service cost................................................  $  452   $  453   $ 313
Interest cost...............................................     741      765     431
Recognized net actuarial loss (gain)........................      12       40    (269)
                                                              ------   ------   -----
Total post-retirement expense...............................  $1,205   $1,258   $ 475
                                                              ======   ======   =====

                        EDO CORPORATION AND SUBSIDIARIES

     The funded status of the AIL post-retirement benefit plan is as follows as of December 31:

                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation..............................  $12,258   $11,771
Service cost................................................      452       453
Interest cost...............................................      741       765
Benefits paid...............................................     (381)     (441)
Actuarial (gain) loss.......................................   (4,857)     (291)
                                                              -------   -------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $ 8,213   $12,257
Unrecognized gain/(loss)....................................    3,474    (1,394)
                                                              -------   -------
Accrued post-retirement benefit cost........................  $11,687   $10,863
                                                              =======   =======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.75% and 6.25% at December 31, 2004 and 2003, respectively. The accumulated benefit obligation would not be affected by increases in healthcare costs for retirees since such costs are funded by the participants. Healthcare trend costs will only affect the amounts related to disabled participants.

     The effects of a one percentage point change in the assumed health care cost trend rates would have had the following effects increase/(decrease) in cost and/or obligation on the results for fiscal year 2004:

                                                              1% POINT   1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at end of year...........................    $380      $(352)
Interest cost...............................................     0.4       (0.4)

(16) COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2004, the following table is included. The Company is obligated under building and equipment leases expiring between 2005 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. The Company's commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts which would be paid only if the Company failed to perform in accordance with the contract terms. The Company does not expect to have to make payments under these letters of credits or bonds since these obligations are removed as

                        EDO CORPORATION AND SUBSIDIARIES
we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                              PAYMENTS DUE IN:
                                         ----------------------------------------------------------
                                                                                           2010 AND
                                         TOTAL    2005    2006     2007    2008    2009     BEYOND
                                         ------   -----   -----   ------   -----   -----   --------
                                                               (IN MILLIONS)
5.25% Convertible Subordinated Notes
  due 2007.............................  $137.8   $  --   $  --   $137.8   $  --   $  --    $  --
Operating leases.......................   109.8    14.4    12.5     11.5    11.0    10.7     49.7
Letters of credit......................    39.8    37.5     0.1      2.2      --      --       --
Projected pension contributions........    29.0     6.0     6.0      6.0     6.0     5.0       --
Advance payment and performance
  bonds................................     1.9      --     0.2       --      --     1.7       --
                                         ------   -----   -----   ------   -----   -----    -----
Total..................................  $318.3   $57.9   $18.8   $157.5   $17.0   $17.4    $49.7
                                         ======   =====   =====   ======   =====   =====    =====

     Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

     Rental expense for the years ended December 31, 2004, 2003 and 2002 amounted to $13.6 million, $10.7 million and $5.4 million, respectively.

(17) LEGAL MATTERS

     The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and, accordingly, no liability has been recorded by the Company. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with the two operable units subject to the consent decree are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 2004, the discounted liability over the remainder of the twenty-one years related to these two operable units is approximately $1.9 million of which approximately $0.3 million has been classified as current and is included in accrued liabilities. Approximately $0.6 million of the $1.9 million liability will be incurred over the next five years.

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

(18) BUSINESS SEGMENTS

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

     The Defense segment provides integrated front-line warfighting systems and components including electronic-warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, integrated combat systems, command, control, communications, computers, and intelligence (C4I)

                        EDO CORPORATION AND SUBSIDIARIES
products and systems, undersea-warfare systems and professional and engineering services for military forces and friendly governments worldwide. The Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. The Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries. The Company has a disciplined acquisition program which is diversifying the base of major platforms and customers.

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 62%, 76% and 75% of net sales, which were 73%, 80% and 82% of Defense's net sales, 89%, 71% and 62% of Communications and Space Products' net sales and 49%, 49% and 42% of Engineered Materials' net sales for 2004, 2003 and 2002, respectively. International sales comprised 14%, 18% and 15% of net sales for 2004, 2003 and 2002, respectively. In addition, the Universal Exciter Upgrade program in the Defense segment comprised approximately 0%, 2% and 14% of net sales for 2004, 2003 and 2002, respectively.

     Principal products and services by segment are as follows:

DEFENSE SEGMENT

     - Reconnaissance and Surveillance Systems
     - Command, Control, Communications, Computers and Intelligence (C4I)
     - Electronic Warfare
     - Undersea Warfare Sonar Systems
     - Aircraft Armament
     - Airborne Mine Countermeasures Systems
     - Rugged Computer and Electronics
     - Professional and Engineering Services

COMMUNICATIONS AND SPACE PRODUCTS SEGMENT

     - Electronic Force Protection Systems
     - Interference Cancellation
     - Antenna Products

ENGINEERED MATERIALS SEGMENT

     - Electro-Ceramic Products
     - Integrated Advanced Composite Structures Products

                        EDO CORPORATION AND SUBSIDIARIES

     Information by segment on sales, operating earnings, identifiable assets, depreciation and amortization, and capital expenditures is as follows for each of the three years ended December 31:

                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales:
  Defense............................................  $406,301   $360,001   $243,447
  Communications and Space Products..................    81,641     55,458     47,262
  Engineered Materials...............................    48,231     45,208     38,167
                                                       --------   --------   --------
                                                       $536,173   $460,667   $328,876
                                                       --------   --------   --------
Operating earnings:
  Defense............................................  $ 43,064   $ 35,062   $ 28,674
  Communications and Space Products..................     4,294      3,583       (441)
  Engineered Materials...............................     5,443      2,385      3,150
  Impairment loss on Deer Park facility..............        --     (9,160)        --
  Curtailment loss...................................                 (942)    (1,998)
                                                       --------   --------   --------
                                                       $ 52,801   $ 30,928   $ 29,385
Net interest expense.................................    (7,848)    (8,152)    (4,956)
Other (expense) income, net..........................      (319)       279        (95)
                                                       --------   --------   --------
Earnings from continuing operations before income
  taxes and cumulative effect of a change in
  accounting principle...............................  $ 44,634   $ 23,055   $ 24,334
                                                       --------   --------   --------
Identifiable assets:
  Defense............................................  $313,979   $303,881   $224,017
  Communications and Space Products..................    45,867     34,684     40,001
  Engineered Materials...............................    33,669     30,482     28,496
  Corporate..........................................   153,174    125,649    189,060
                                                       --------   --------   --------
                                                       $546,689   $494,696   $481,574
                                                       --------   --------   --------
Depreciation and amortization:
  Defense............................................  $ 11,742   $ 12,551   $  7,440
  Communications and Space Products..................     1,934      2,335      1,895
  Engineered Materials...............................     1,986      1,893      1,800
  Corporate..........................................       378        286        186
                                                       --------   --------   --------
                                                       $ 16,040   $ 17,065   $ 11,321
                                                       --------   --------   --------
Capital expenditures:
  Defense............................................  $  9,215   $  4,309   $  3,587
  Communications and Space Products..................     2,093        956        816
  Engineered Materials...............................     2,258      2,347      1,819
  Corporate..........................................       640      1,253        871
                                                       --------   --------   --------
                                                       $ 14,206   $  8,865   $  7,093
                                                       ========   ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

     Acquisition-related costs in 2003 and 2002, including IPR&D, attributable to the Condor acquisition are included in the segments as follows:

                                                               2004     2003    2002
                                                              ------   ------   ----
                                                              (IN THOUSANDS)
Defense.....................................................   $ --     $929    $567
Communications and Space Products...........................     --       --      --
Engineered Materials........................................     --       --      --
                                                               ----     ----    ----
Total.......................................................   $ --     $929    $567
                                                               ====     ====    ====

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. There were no subsidiaries that would have been non-guarantor subsidiaries for 2002. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004

                                   EDO CORPORATION
                                   PARENT COMPANY    SUBSIDIARY
                                        ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents........     $ 91,783        $  2,660       $ 4,441               --       $ 98,884
Accounts receivable, net.........       35,164         113,914         4,732               --        153,810
Inventories......................        3,578          44,815         4,474               --         52,867
Deferred income tax asset, net...        5,046               0             0               --          5,046
Notes receivable.................        7,202               0             0               --          7,202
Prepayments and other............          951           2,206           336               --          3,493
                                      --------        --------       -------        ---------       --------
Total current assets.............      143,724         163,595        13,983               --        321,302
Investment in subsidiaries.......      269,025               0             0         (269,025)             0
Property, plant and equipment,
  net............................        9,922          21,451         3,457               --         34,830
Notes receivable.................            0               0             0               --              0
Goodwill.........................            0          82,941         8,710               --         91,651
Other intangible assets, net.....            0          37,737        12,619               --         50,356
Deferred income tax asset, net...       30,241               0             0               --         30,241
Other assets.....................       17,238           1,071             0               --         18,309
                                      --------        --------       -------        ---------       --------
                                      $470,150        $306,795       $38,769        $(269,025)      $546,689
                                      ========        ========       =======        =========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities....................     $ 26,735        $ 48,431       $ 5,732               --       $ 80,898
Contract advances and deposits...        2,344          11,352             0               --         13,696
                                      --------        --------       -------        ---------       --------
Total current liabilities........       29,079          59,783         5,732               --         94,594
Long-term debt...................      137,800               0             0               --        137,800
Income taxes payable,
  long-term......................        5,768               0             0               --          5,768
Deferred income tax liabilities,
  net............................         (169)              0           169               --              0
Post retirement benefits
  obligations....................       83,249          11,687             0               --         94,936
Environmental obligation.........        1,663               0             0               --          1,663
Intercompany accounts............            0         112,704        25,911         (138,615)             0
Shareholders' equity:
Preferred shares.................            0               0             0               --              0
Common shares....................       20,112              98             0              (98)        20,112
Additional paid-in capital.......      158,548          25,221         6,418          (31,639)       158,548
Retained earnings................       96,004         102,376           349         (102,725)        96,004
Accumulated other comprehensive
  loss, net of income tax
  benefit........................      (42,008)           (801)          190               --        (42,619)
Treasury shares..................       (1,449)         (4,052)            0            4,052         (1,449)
Unearned ESOP shares.............      (16,039)              0             0               --        (16,039)
Management group receivables.....            0            (221)            0               --           (221)
Deferred compensation under
  Long-Term Incentive Plan.......       (2,408)              0             0               --         (2,408)
                                      --------        --------       -------        ---------       --------
Total shareholders' equity.......      212,760         122,621         6,957         (130,410)       211,928
                                      --------        --------       -------        ---------       --------
                                      $470,150        $306,795       $38,769        $(269,025)      $546,689
                                      ========        ========       =======        =========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2004

                               EDO CORPORATION
                               PARENT COMPANY    SUBSIDIARY
                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales....................      $95,060        $425,262       $29,062         $(13,211)      $536,173
Costs and expenses:
Cost of sales................       78,084         307,026        21,062          (13,211)       392,961
Selling, general and
  administrative.............        3,946          68,509         6,336                0         78,791
Research and development.....        2,879           7,304         1,437                0         11,620
Acquisition-related costs....            0               0             0                0              0
Benefit plan curtailment
  loss.......................            0               0             0                0              0
Impairment loss on Deer Park
  facility...................            0               0             0                0              0
                                   -------        --------       -------         --------       --------
                                    84,909         382,839        28,835          (13,211)       483,372
                                   -------        --------       -------         --------       --------
Operating Earnings...........       10,151          42,423           227                0         52,801
Non-operating income
  (expense)
Interest income..............        1,003             172            96                0          1,271
Interest expense.............       (9,119)              0             0                0         (9,119)
Other, net...................          (76)             41          (284)               0           (319)
                                   -------        --------       -------         --------       --------
                                    (8,192)            213          (188)               0         (8,167)
(Loss) earnings from
  continuing operations
  before income taxes........        1,959          42,636            39                0         44,634
Income tax (benefit)
  expense....................       (1,581)         16,909           238                0         15,566
                                   -------        --------       -------         --------       --------
(Loss) earnings from
  continuing operations......        3,540          25,727          (199)               0         29,068
Equity in undistributed
  earnings of subsidiaries...       25,528               0             0          (25,528)            --
                                   -------        --------       -------         --------       --------
                                    29,068          25,727          (199)         (25,528)        29,068
Earnings from discontinued
  operations.................            0               0             0                0              0
                                   -------        --------       -------         --------       --------
Net earnings.................      $29,068        $ 25,727       $  (199)        $(25,528)      $ 29,068
                                   =======        ========       =======         ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2004

                                               EDO CORPORATION
                                               PARENT COMPANY    SUBSIDIARY
                                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ---------------   ----------   --------------   ------------   ------------
Operating Activities:
Earnings from continuing operations..........     $ 29,068        $ 25,727          (199)        $(25,528)      $ 29,068
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation.................................        1,697           7,933           846               --         10,476
Amortization.................................           --           4,561         1,003               --          5,564
Deferred tax benefit.........................           --            (660)           --               --           (660)
Bad debt expense.............................           --              --            --               --             --
Loss (gain) on sale of property, plant and
  equipment..................................           62             193            --               --            255
Impairment loss on assets held for sale......           --              --            --               --             --
Deferred compensation expense................          916              --            --               --            916
Non-cash Employee Stock Ownership Plan
  compensation expense.......................        4,330              --            --               --          4,330
Non-cash stock option compensation expense...           --              --            --               --             --
Dividends on unallocated Employee Stock
  Ownership Plan shares......................          272              --            --               --            272
Common shares issued for directors' fees.....          140              --            --               --            140
Income tax benefit from stock options........        1,134              --            --               --          1,134
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries...........      (25,528)             --            --           25,528             --
Intercompany.................................       18,152         (17,685)         (467)              --             --
Accounts receivable..........................       (6,077)        (12,682)         (748)              --        (19,507)
Inventories..................................        1,742         (18,691)       (1,185)              --        (18,134)
Prepayments and other assets.................        2,341           1,253            (6)              --          3,588
Contribution to defined benefit pension
  plan.......................................           --              --            --               --             --
Accounts payable, accrued liabilities and
  other......................................       (2,042)          4,169           617               --          2,744
Contract advances and deposits...............         (444)          5,945            --               --          5,501
                                                  --------        --------       -------         --------       --------
Cash provided (used) by continuing
  operations.................................       25,763              63          (139)              --         25,687
Net cash provided by discontinued
  operations.................................           --              --            --               --             --
Investing Activities:
Purchase of plant and equipment..............       (4,714)         (8,904)         (588)              --        (14,206)
Payments received on notes receivable........        1,200              --            --               --          1,200
Cash paid for acquisitions, net of cash
  acquired...................................          301              --            --               --            301
                                                  --------        --------       -------         --------       --------
Cash used by investing activities............       (3,213)         (8,904)         (588)              --        (12,705)
Financing Activities:
Proceeds from exercise of stock options......        1,535              --            --               --          1,535
Proceeds from management group receivables...           --             130            --               --            130
Repayments of acquired debt..................           --              --            --               --             --
Payment of common share cash dividends.......       (2,395)             --            --               --         (2,395)
                                                  --------        --------       -------         --------       --------
Cash (used) provided by financing
  activities.................................         (860)            130            --               --           (730)
                                                  --------        --------       -------         --------       --------
Net increase (decrease) in cash and cash
  equivalents................................       21,690          (8,711)         (727)              --         12,252
Cash and cash equivalents at beginning of
  year.......................................       70,093          11,371         5,168               --         86,632
                                                  --------        --------       -------         --------       --------
Cash and cash equivalents at end of year.....     $ 91,783        $  2,660       $ 4,441         $      0       $ 98,884
                                                  ========        ========       =======         ========       ========

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                                          EDO CORPORATION
                                          PARENT COMPANY
                                               ONLY         SUBSIDIARY GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ---------------   ---------------------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents...............     $ 70,093             $ 11,371             $ 5,168        $               $ 86,632
Accounts receivable, net................       29,087              101,233               3,984               (1)       134,303
Inventories.............................        5,320               26,124               3,289                          34,733
Deferred income tax asset, net..........        4,836                    0                                               4,836
Notes receivable........................        1,600                                                                    1,600
Prepayments and other...................        1,010                3,014                 330                           4,354
                                             --------             --------             -------        ---------       --------
Total current assets....................      111,946              141,742              12,771               (1)       266,458
Investment in subsidiaries..............      261,950                                                  (261,950)             0
Property, plant and equipment, net......        6,966               20,674               3,715                          31,355
Notes receivable........................        6,538                    0                                               6,538
Goodwill................................            0               82,919               9,608                          92,527
Other intangible assets, net............            0               42,276              13,622                          55,898
Deferred income tax asset, net..........       20,532                    0                                              20,532
Other assets............................       19,850                1,538                   0                          21,388
                                             --------             --------             -------        ---------       --------
                                             $427,782             $289,149             $39,716        $(261,951)      $494,696
                                             ========             ========             =======        =========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities...........................     $ 31,866             $ 44,679             $ 6,004        $      (1)      $ 82,548
Contract advances and deposits..........        2,788                5,407                                               8,195
                                             --------             --------             -------        ---------       --------
Total current liabilities...............       34,654               50,086               6,004               (1)        90,743
Income taxes payable, long-term.........        2,195                                                                    2,195
Long-term debt..........................      137,800                    0                                             137,800
Deferred income tax liabilities, net....          (82)                   0                  82                               0
Post retirement benefits obligations....       61,035               10,863                                              71,898
Environmental obligation................        1,728                    0                                               1,728
Intercompany accounts...................            0              126,326              26,611         (152,937)             0
Shareholders' equity:
Preferred shares........................            0                    0                                                   0
Common shares...........................       19,832                   99                                  (99)        19,832
Additional paid-in capital..............      150,097               25,221               6,486          (31,707)       150,097
Retained earnings.......................       69,059               80,878                 548          (81,426)        69,059
Accumulated other comprehensive loss,
  net of income tax benefit.............      (29,512)                  79                 (15)             167        (29,281)
Treasury shares.........................       (1,255)              (4,052)                               4,052         (1,255)
Unearned ESOP shares....................      (17,290)                   0                                             (17,290)
Management group receivables............            0                 (351)                                               (351)
Deferred compensation under Long-Term
  Incentive Plan........................         (479)                   0                                                (479)
                                             --------             --------             -------        ---------       --------
Total shareholders' equity..............      190,452              101,874               7,019         (109,013)       190,332
                                             --------             --------             -------        ---------       --------
                                             $427,782             $289,149             $39,716        $(261,951)      $494,696
                                             ========             ========             =======        =========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2003

                                          EDO CORPORATION
                                          PARENT COMPANY
                                               ONLY         SUBSIDIARY GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ---------------   ---------------------   --------------   ------------   ------------
Continuing Operations:
Net Sales...............................      $91,420             $371,306             $16,047         $(18,106)      $460,667
Costs and expenses:
Cost of sales...........................       76,684              271,384               8,297          (18,106)       338,259
Selling, general and administrative.....        5,420               60,132               6,303                          71,855
Research and development................        2,970                5,210                 414                           8,594
Acquisition-related costs...............          250                  679                                                 929
Benefit plan curtailment loss...........          942                    0                                                 942
Impairment loss on Deer Park facility...                             9,160                                               9,160
                                              -------             --------             -------         --------       --------
                                               86,266              346,565              15,014          (18,106)       429,739
                                              -------             --------             -------         --------       --------
Operating Earnings......................        5,154               24,741               1,033                0         30,928
Non-operating income (expense)
  Interest income.......................          630                  282                  29                             941
Interest expense........................       (9,093)                   0                                              (9,093)
Other, net..............................          (42)                 321                                                 279
                                              -------             --------             -------         --------       --------
                                               (8,505)                 603                  29                          (7,873)
(Loss) earnings from continuing
  operations before income taxes........       (3,351)              25,344               1,062                0         23,055
Income tax (benefit) expense............       (1,068)              10,198                 514                           9,644
                                              -------             --------             -------         --------       --------
(Loss) earnings from continuing
  operations............................       (2,283)              15,146                 548                0         13,411
Equity in undistributed earnings of
  subsidiaries..........................       15,694                                        0          (15,694)            --
                                              -------             --------             -------         --------       --------
                                               13,411               15,146                 548          (15,694)        13,411
Earnings from discontinued operations...        1,398                                                                    1,398
                                              -------             --------             -------         --------       --------
Net earnings............................      $14,809             $ 15,146             $   548         $(15,694)      $ 14,809
                                              =======             ========             =======         ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2003

                                               EDO CORPORATION
                                               PARENT COMPANY    SUBSIDIARY
                                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                               ---------------   ----------   --------------   ------------   ------------
Operating Activities:
Earnings from continuing operations..........     $ 13,411        $ 15,146        $  548         $(15,694)      $ 13,411
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation.................................        1,748          10,082           350               --         12,180
Amortization.................................            0           4,466           419               --          4,885
Deferred tax benefit.........................       (7,227)            387            --               --         (6,840)
Bad debt expense.............................           --             568            --               --            568
Loss (gain) on sale of property, plant and
  equipment..................................            6            (137)           --               --           (131)
Impairment loss on assets held for sale......           --           9,160            --               --          9,160
Deferred compensation expense................          289              --            --               --            289
Non-cash Employee Stock Ownership Plan
  compensation expense.......................        3,281              --            --               --          3,281
Non-cash stock option compensation expense...          292              --            --               --            292
Dividends on unallocated Employee Stock
  Ownership Plan shares......................          292              --            --               --            292
Common shares issued for directors' fees.....          108              --            --               --            108
Income tax benefit from stock options........          328              --            --               --            328
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries...........      (15,694)             --            --           15,694              0
Intercompany.................................       33,636         (36,859)        3,223               --              0
Accounts receivable..........................       (4,500)            217         1,080               --         (3,203)
Inventories..................................       (4,228)          5,190           444               --          1,406
Prepayments and other assets.................        4,334            (295)           (7)              --          4,032
Contribution to defined benefit pension
  plan.......................................       (5,000)             --            --               --         (5,000)
Accounts payable, accrued liabilities and
  other......................................       22,406         (27,447)         (361)              --         (5,402)
Contract advances and deposits...............       (8,297)         (3,785)           --               --        (12,082)
                                                  --------        --------        ------         --------       --------
Cash provided (used) by continuing
  operations.................................       35,185         (23,307)        5,696                0         17,574
Net cash provided by discontinued
  operations.................................           79              --            --               --             79
Investing Activities:
Purchase of plant and equipment..............       (3,224)         (5,113)         (528)              --         (8,865)
Proceeds from sale of property, plant and
  equipment..................................           --          21,304            --               --         21,304
Payments received on notes receivable........          300           1,085            --               --          1,385
Restricted cash..............................       27,347               0            --               --         27,347
Cash paid for acquisitions, net of cash
  acquired...................................      (94,188)              0            --               --        (94,188)
                                                  --------        --------        ------         --------       --------
Cash used by investing activities............      (69,765)         17,276          (528)               0        (53,017)
Financing Activities:
Proceeds from exercise of stock options......          268              --            --               --            268
Proceeds from management group receivables...            0             242            --               --            242
Repayments of acquired debt..................       (8,660)             --            --               --         (8,660)
Payment of common share cash dividends.......       (2,367)             --            --               --         (2,367)
                                                  --------        --------        ------         --------       --------
Cash (used) provided by financing
  activities.................................      (10,759)            242             0                0        (10,517)
                                                  --------        --------        ------         --------       --------
Net decrease in cash and cash equivalents....      (45,260)         (5,789)        5,168                0        (45,881)
Cash and cash equivalents at beginning of
  year.......................................      115,353          17,160            --               --        132,513
                                                  --------        --------        ------         --------       --------
Cash and cash equivalents at end of year.....     $ 70,093        $ 11,371        $5,168         $      0       $ 86,632
                                                  ========        ========        ======         ========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2002

                                                       EDO CORPORATION
                                                       PARENT COMPANY    SUBSIDIARY
                                                            ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       ---------------   ----------   ------------   ------------
Continuing Operations:
Net Sales............................................      $87,154        $254,772      $(13,050)      $328,876
Costs and expenses:
Cost of sales........................................       68,827         185,073       (13,050)       240,850
Selling, general and administrative..................        5,891          41,693            --         47,584
Research and development.............................        3,698           4,794            --          8,492
Write-off of purchased in-process research and
  development and -related costs.....................           42             525            --            567
Defined benefit pension plan curtailment loss........        1,998               0            --          1,998
                                                           -------        --------      --------       --------
                                                            80,456         232,085       (13,050)       299,491
                                                           -------        --------      --------       --------
Operating Earnings...................................        6,698          22,687             0         29,385
Non-operating income (expense)
  Interest income....................................        1,515             214            --          1,729
Interest expense.....................................       (6,685)              0            --         (6,685)
Other, net...........................................         (301)            206            --            (95)
                                                           -------        --------      --------       --------
                                                            (5,471)            420            --         (5,051)
Earnings from continuing operations before income
  taxes..............................................        1,227          23,107             0         24,334
Income tax expense...................................        1,048           9,294            --         10,342
                                                           -------        --------      --------       --------
Earnings from continuing operations..................          179          13,813             0         13,992
Equity in undistributed earnings of subsidiaries.....       10,450               0       (10,450)            --
                                                           -------        --------      --------       --------
                                                            10,629          13,813       (10,450)        13,992
Cumulative effect of a change in accounting
  principle, net of tax..............................            0          (3,363)           --         (3,363)
                                                           -------        --------      --------       --------
Net earnings.........................................      $10,629        $ 10,450      $(10,450)      $ 10,629
                                                           =======        ========      ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2002

                                                      EDO CORPORATION
                                                      PARENT COMPANY    SUBSIDIARY
                                                           ONLY         GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ---------------   ----------   ------------   ------------
Operating Activities:
Earnings from continuing operations.................     $ 10,629        $10,450       $(10,450)      $ 10,629
Adjustments to earnings to arrive at cash provided
  by continuing operations:
Depreciation........................................        1,751          8,614             --         10,365
Amortization........................................            0            956             --            956
Deferred tax benefit................................       (2,984)                           --         (2,984)
Write-off of purchased in-process research and
  development.......................................            0            150             --            150
Bad debt expense....................................           --            407             --            407
Loss on sale of property, plant and equipment.......           --             53             --             53
Deferred compensation expense.......................          201             --             --            201
Non-cash Employee Stock Ownership Plan compensation
  expense...........................................        4,043             --             --          4,043
Dividends on unallocated Employee Stock Ownership
  Plan shares.......................................          312             --             --            312
Common shares issued for directors' fees............          142             --             --            142
Income tax benefit from stock options and Long-Term
  Incentive Plan....................................          713             --             --            713
Cumulative effect of a change in accounting
  principle.........................................        3,363             --             --          3,363
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries..................      (10,450)            --         10,450              0
Intercompany........................................        1,412         (1,412)            --              0
Accounts receivable.................................         (197)        (2,322)            --         (2,519)
Inventories.........................................          944         (3,870)            --         (2,926)
Prepayments and other assets........................        3,859         (3,639)            --            220
Accounts payable, accrued liabilities and other.....        9,136         (3,919)            --          5,217
Contract advances and deposits......................       (3,484)         7,059             --          3,575
                                                         --------        -------       --------       --------
Cash provided by operations.........................       19,390         12,527              0         31,917
Investing Activities:
Purchase of plant and equipment.....................       (3,099)        (3,994)            --         (7,093)
Payments received on notes receivable...............          300             50             --            350
Proceeds from sale of property, plant and
  equipment.........................................            0              1             --              1
Restricted cash.....................................      (27,347)            --             --        (27,347)
Cash paid for acquisitions, net of cash acquired....      (59,024)            --             --        (59,024)
                                                         --------        -------       --------       --------
Cash used by investing activities...................      (89,170)        (3,943)             0        (93,113)
Financing Activities:
Issuance of convertible subordinated notes..........      137,800             --             --        137,800
Proceeds from exercise of stock options.............          486             --             --            486
Proceeds from management group receivables..........            0            252             --            252
Payment made on note payable........................         (500)            --             --           (500)
Payment of common share cash dividends..............       (2,360)            --             --         (2,360)
                                                         --------        -------       --------       --------
Cash provided by financing activities...............      135,426            252              0        135,678
                                                         --------        -------       --------       --------
Net increase in cash and cash equivalents...........       65,646          8,836              0         74,482
Cash and cash equivalents at beginning of year......       49,707          8,324             --         58,031
                                                         --------        -------       --------       --------
Cash and cash equivalents at end of year............     $115,353        $17,160       $     --       $132,513
                                                         ========        =======       ========       ========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EDO Corporation

     We have audited the accompanying consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EDO Corporation and subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1(f) to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of EDO Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

                                         /s/ ERNST & YOUNG LLP

New York, New York
February 23, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
EDO Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Controls that EDO Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EDO Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that EDO Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, EDO Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EDO Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 2004 and our report dated February 23, 2005 expressed an unqualified opinion.

                                          /s/ ERNST & YOUNG LLP

New York, New York
February 23, 2005

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited quarterly financial information for 2004 and 2003 (in thousands, except per share amounts).

                                 FIRST QUARTER         SECOND QUARTER          THIRD QUARTER         FOURTH QUARTER
                               ------------------   --------------------    -------------------    -------------------
                                 2004      2003       2004        2003        2004       2003        2004       2003
                               --------   -------   --------    --------    --------   --------    --------   --------
Net sales from continuing
  operations.................  $110,877   $94,377   $126,290    $111,736    $129,875   $118,783    $169,131   $135,771
Net earnings (loss):
  Continuing operations......     3,857     2,982(a)    4,176     (1,626)(b)    6,874     5,559(c)   14,161      6,496(d)
  Discontinued operations....        --        --         --       1,398          --         --          --         --
                               --------   -------   --------    --------    --------   --------    --------   --------
Earnings (loss)..............     3,857     2,982      4,176        (228)      6,874      5,559      14,161      6,496
Earnings (loss) per share:
  Basic:
    Continuing operations....      0.22      0.17        .24       (0.09)       0.39       0.32        0.79       0.37
    Discontinued
      operations.............        --        --         --        0.08          --         --          --         --
                               --------   -------   --------    --------    --------   --------    --------   --------
    Earnings
      (loss) -- Basic........      0.22      0.17        .24       (0.01)       0.39       0.32        0.79       0.37
  Diluted:
    Continuing operations....      0.22      0.17        .23       (0.09)       0.35       0.30        0.68       0.34
    Discontinued
      operations.............        --        --         --        0.08          --         --          --         --
                               --------   -------   --------    --------    --------   --------    --------   --------
  Earnings
    (loss) -- Diluted........      0.22      0.17        .23       (0.01)       0.35       0.30        0.68       0.34
                               ========   =======   ========    ========    ========   ========    ========   ========

---------------

(a) Includes pre-tax acquisition-related costs of $0.2 million.

(b) Includes pre-tax acquisition-related costs of $0.2 million and an impairment loss on the facility at Deer Park of $9.2 million.

(c) Includes pre-tax acquisition-related costs of $0.2 million.

(d) Includes pre-tax acquisition-related costs of $0.3 million and a $0.9 million non-qualified pension plan curtailment loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Chief Executive Officer and the Chief Financial Officer, as well as members of the Board of Directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

     Based on their evaluation , the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in EDO's internal controls over financial reporting during EDO's last fiscal quarter that have materially affected, or likely to materially affect internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 (except to the extent set forth in this Item) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 26, 2005.

                               EXECUTIVE OFFICERS

NAME                                        AGE   POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                        ---   --------------------------------------------
James M. Smith............................  63    Chairman of the Board (since May 2002) President
                                                  and Chief Executive Officer (since April 2000).
                                                  Previously, he was President and CEO of AIL
                                                  Systems, Inc.
Frederic B. Bassett.......................  58    Vice President (since September 2002), Chief
                                                  Financial Officer and Treasurer (since January
                                                  2003). Prior thereto, he was Vice President,
                                                  Treasurer and Chief Financial Officer of Condor
                                                  Systems, Inc. (December 2000-July 2002). Prior
                                                  thereto, he was U.S. Operations Controller for the
                                                  Howmet Division of Alcoa.
Patricia D. Comiskey......................  54    Vice President -- Human Resources (since June 2001)
                                                  and Assistant Secretary (since September 2000).
                                                  Previously, she was Director -- Corporate Human
                                                  Resources (since September 2000). Prior thereto she
                                                  was Director -- Human Resources and Assistant
                                                  Secretary of AIL Systems, Inc.
George Fox................................  62    Vice President -- Electronic Systems Group (since
                                                  May 2000). Previously, he was Director of
                                                  Operations of AIL Systems, Inc. (since 1998). Prior
                                                  thereto, he was Director of Programs of AIL
                                                  Systems, Inc. (since 1997).
William J. Frost..........................  63    Vice President -- Administration and Shareholder
                                                  Relations (since April 2000) and Secretary (since
                                                  May 2001).
Milo Hyde.................................  51    Vice President -- Systems & Analysis Group (since
                                                  April 2000); prior thereto, he served as Systems
                                                  and Analysis Group General Manager.
Frank Otto................................  55    Executive Vice President (since September 2002) and
                                                  Chief Operating Officer (since February 2004).
                                                  Prior thereto, he was Vice President -- Integrated
                                                  Systems and Structures Group (January
                                                  2001-September 2002). Prior thereto, he was General
                                                  Manager of the Marine and Aircraft Systems
                                                  Division.
Lisa M. Palumbo...........................  46    Vice President, General Counsel and Assistant
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

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 26, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 26, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 26, 2005.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing under the captions "Fees to Independent Registered Public Accountants for fiscal 2004 and 2003" in the 2005 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2004 and 2003

     Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

     Notes to Consolidated Financial Statements

     Reports of Ernst & Young LLP

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO   CHARGED TO       NET       BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER      WRITE-OFFS/     END OF
DESCRIPTION                                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                              ------------   ----------   ----------   -----------   ----------
                                                                  (IN THOUSANDS)
Year ended December 31, 2004:
  Allowance for doubtful accounts......     $1,359         (54)           0          (689)        $  616
Year ended December 31, 2003:
  Allowance for doubtful accounts......     $1,023         568          216(a)       (448)        $1,359
Year ended December 31, 2002:
  Allowance for doubtful accounts......     $  893         407           44(b)       (321)        $1,023

---------------

(a) Amounts acquired as a result of purchase of Emblem Group Ltd. on June 16, 2003, Darlington, Inc. on March 10, 2003, and Advanced Engineering & Research Associates, Inc. on February 5, 2003.

(b) Amount acquired as a result of purchase of Condor Systems, Inc. on July 26, 2002.

3.  EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
2(a)        Agreement and Plan of Merger by and among the Company, EDO
            Acquisition III Inc. and AIL Technologies Inc. as amended
            and restated dated January 2, 2000 (incorporated herein by reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 1999, Exhibit 2(a)).
2(b)        Management Stock Purchase Agreement dated as of January 2,
            2000 between the Company as Buyer and eleven individuals as
            Sellers, relating to the purchase and sale of shares of
            common stock of AIL Technologies Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Exhibit 2(b)).
2(c)        Stock Purchase Agreement dated as of January 2, 2000 between the Company, as Buyer, and Defense Systems Holding Co., as
            Seller, relating to the purchase and sale of shares of
            common and preferred stock of AIL Technologies Inc.
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1999, Exhibit 2(c)).
2(d)        Stock Purchase Agreement dated as of October 9, 2001, by EDO
            Acquisition II, Inc. and the former stockholders of Dynamic
            Systems, Inc., with a list of the schedules and exhibits
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2001, Exhibit 2(d)).
2(e)        Amended and Restated Asset Purchase Agreement and Amendment
            1 thereto, dated as of May 31, 2002, between EDO Acquisition
            IV Inc., a wholly-owned subsidiary of the Company, as Buyer and Condor Systems Inc. and CEI Systems, Inc. as Seller
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K dated July 26, 2002, Exhibits 2.1 and
            2.2).
2(f)        Stock Purchase Agreement, dated as of February 5, 2003,
            between EDO Professional Services Inc, a wholly-owned
            subsidiary of the Company, as Buyer and four individuals as
            Sellers (incorporated herein by reference to the Company's
            Current Report on Form 8-K dated February 5, 2003, Exhibit
            2.1).
2(g)        Stock Purchase Agreement, dated as of March 10, 2003, by the
            Company, as Buyer, and three individuals as Sellers
            (incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2003, Exhibit 2.1).
3(a)(1)*    Restated Certificate of Incorporation of the Company as
            amended May 10, 2004.
3(b)        By-Laws of the Company as amended October 26, 2004
            (incorporated herein by reference to the Company's Quarterly
            Report on Form 10-Q for the quarterly period ended September
            25, 2004 Exhibit 3(b)).

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
4(a)        Indenture, dated as of April 2, 2002, by and between the
            Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002, Exhibit
            4(a)).
4(b)        Registration Rights Agreement, dated as of April 2, 2002, by and among the Company and Salomon Smith Barney, Inc., SG
            Cowen Securities Corporation and Robertson Stephens, Inc.,
            as representatives of the initial purchasers (incorporated herein by reference to the Company's Quarterly Report on
            Form 10-Q for the quarterly period ended March 30, 2002,
            Exhibit 4(b)).
10(a)(1)    Credit Agreement, dated as of November 8, 2002, by and among the Company and AIL Systems Inc., with Citibank N.A., Fleet
            National Bank, Wachovia Bank, N.A., et al. (incorporated
            herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 2002, Exhibit
            10(a)(1)).
10(a)(2)    Amendment No. 1, dated December 20, 2002, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(2)).
10(a)(3)    Amendment No. 2, dated February 4, 2003, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(3)).
10(a)(4)    Amendment No. 3, dated February 28, 2003, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(a)(4)).
10(a)(5)    Amendment No. 4, dated March 25, 2004, to the Credit
            Agreement dated as of November 8, 2002 described above
            (incorporated herein by reference to the Company's Quarterly
            Report on Form 10-Q for the quarterly period ended March 27,
            2004, Exhibit 10(a)).
10(b)       EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, Exhibit
            10(a)).
10(c)       EDO Corporation 2002 Long-Term Incentive Plan as amended
            January 1, 2004 (incorporated herein by reference to the
            Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 2003, Exhibit 10(c)).
10(d)       Executive Life Insurance Plan Agreements, as amended through
            January 23, 1990, between the Company and 28 employees and retirees (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1994, Exhibit 10(g)).
10(e)       Form of Directors' and Officers' Indemnity Agreements
            between the Company and 24 current Company directors and
            officers (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996, Exhibit 10(d)).
10(f)(1)    EDO Corporation Nonqualified Deferred Compensation Plan I
            effective January 1, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended March 27, 2004, Exhibit 10(b)).
10(f)(2)    EDO Corporation Nonqualified Deferred Compensation Plan II
            effective January 1, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
            quarterly period ended March 27, 2004, Exhibit 10(c)).
10(g)       EDO Corporation 1997 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to the Company's
            Registration Statement on Form S-8, File No. 333-77865,
            dated May 6, 1999).
10(h)       EDO Corporation 2002 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2002, Exhibit 10(h)).
10(i)       EDO Corporation Compensation Plan for Directors
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            1998, Exhibit 10(g)).

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
10(j)       Supplemental Executive Retirement Plan, dated July 1, 2001
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31,
            2001, Exhibit 10(i)).
10(k)       Amended and Restated Employment Agreement, dated as of
            October 1, 2004, by and between EDO Corporation and James M.
            Smith (incorporated herein by reference to the Company's
            Report on Form 8-K dated October 28, 2004, Exhibit 10).
10(l)       Change in Control Agreement dated March 3, 2003 between the
            Company and Frederic B. Bassett (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(l)).
10(m)       Change in Control Agreement dated March 21, 2003 between the
            Company and Patricia D. Comiskey (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(m)).
10(n)       Change in Control Agreement dated March 25, 2003 between the
            Company and George P. Fox, Jr. (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(n)).
10(o)       Change in Control Agreement dated March 21, 2003 between the
            Company and William J. Frost (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(o)).
10(p)       Change in Control Agreement dated March 22, 2003 between the
            Company and Milo Hyde (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10(p)).
10(q)       Change in Control Agreement dated March 26, 2003 between the
            Company and Frank W. Otto (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Exhibit 10(r)).
10(r)       Change in Control Agreement dated May 1, 2003 between the
            Company and Lisa M. Palumbo (incorporated herein by
            reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2002, Exhibit 10(s)).
10(s)*      Form of Amendment to the Change in Control Agreement.
10(t)(1)*   2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Frederic B. Bassett.
10(t)(2)*   2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Patricia D. Comiskey.
10(t)(3)*   2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and William J. Frost.
10(t)(4)*   2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Frank W. Otto.
10(t)(5)*   2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Lisa M. Palumbo.
10(u)       Form of 2003 Stock Option Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for
            the fiscal year ended December 31, 2003, Exhibit 10(v)).
10(v)       Consent Decree, entered on November 25, 1992, amongst the
            United States, the Company, Plessey, Inc., Vernitron
            Corporation and Pitney Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1998.
10(w)*      Agreement for Sale of Deer Park facility dated July 31,
            2003.
14          EDO Corporation Standards Ethical Business Conduct for all
            EDO Employees (incorporated herein by reference to the
            Company's Annual Report on Form 10-K for the fiscal year
            ended December 31, 2003, Exhibit 14.)

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------
21*         List of Subsidiaries.
23*         Consent of Independent Registered Public Accounting Firm.
24*         Powers of Attorney (included on the signature page).
31.1*       Certification of Chief Executive Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
31.2*       Certification of Chief Financial Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
32*         Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

* Filed herewith.

     (b) Reports on 8-K

     The following reports on 8-K were filed during the three months ended on December 31, 2004:

DATE OF REPORT                             ITEMS REPORTED
--------------                             --------------
October 28, 2004    Earnings Release dated October 28, 2004, announcing
                    financial results for the quarter ended September 25, 2004.
October 28, 2004    Restated employment agreement with James M. Smith, Chairman,
                    President and Chief Executive Officer, dated
                    October 1, 2004

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal executive officer and principal financial officer, thereunto duly authorized.

                                          EDO CORPORATION (REGISTRANT)

                                          By:      /s/ JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                               President and Chief Executive
                                                           Officer

                                          By:    /s/ FREDERIC B. BASSETT
                                            ------------------------------------
                                                    Frederic B. Bassett
                                                 Vice President - Finance,
                                                   Treasurer and Chief
                                                    Financial Officer

Dated: March 1, 2005

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa M. Palumbo and William J. Frost, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2004 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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


         /s/ ROBERT E. ALLEN                                  Director
--------------------------------------
          (Robert E. Allen)


          /s/ ROBERT ALVINE                                   Director
--------------------------------------
           (Robert Alvine)

              SIGNATURE                                        TITLE
              ---------                                        -----


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


         /s/ DENNIS C. BLAIR                                  Director
--------------------------------------
          (Dennis C. Blair)


        /s/ ROBERT M. HANISEE                                 Director
--------------------------------------
         (Robert M. Hanisee)


        /s/ MICHAEL J. HEGARTY                                Director
--------------------------------------
         (Michael J. Hegarty)


         /s/ LESLIE F. KENNE                                  Director
--------------------------------------
          (Leslie F. Kenne)


           /s/ PAUL J. KERN                                   Director
--------------------------------------
            (Paul J. Kern)


         /s/ RONALD L. LEACH                                  Director
--------------------------------------
          (Ronald L. Leach)


            /s/ JAMES ROTH                                    Director
--------------------------------------
             (James Roth)


         /s/ ROBERT S. TYRER                                  Director
--------------------------------------
          (Robert S. Tyrer)


         /s/ ROBERT WALMSLEY                                  Director
--------------------------------------
          (Robert Walmsley)