Form 10-Q
period 2005-03-26
EDO CORP
filed 2005-04-29
CIK 31617

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005

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

      The number of shares of EDO common stock outstanding as of April 27, 2005 was 20,144,130 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                                                          Page
PART I            Financial Information

          ITEM 1  Financial Statements...............................................................       3

                  Consolidated Balance Sheets - March 26, 2005 (unaudited) and December 31, 2004.....       3

                  Consolidated Statements of Earnings - Three Months Ended March 26, 2005 (unaudited)
                  and March 27, 2004 ................................................................       4

                  Consolidated Statements of Cash Flows - Three Months Ended March 26, 2005
                  and March 27, 2004 (unaudited).....................................................       5

                  Notes to Consolidated Financial Statements (unaudited).............................       6

          ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.........................................................................      13

          ITEM 3  Quantitative and Qualitative Disclosures about Market Risk.........................      21

          ITEM 4  Controls and Procedures............................................................      21

PART II           Other Information .................................................................      21

          ITEM 6  Exhibits and Reports on Form 8-K...................................................      21

SIGNATURE PAGE ......................................................................................      22


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 26,   DECEMBER 31,
                                                                                        2005          2004
                                                                                    -----------   ------------
                                                                                    (UNAUDITED)
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                        SHARE AND PER SHARE
                                                                                              AMOUNTS)
                                  ASSETS
Current assets:
  Cash and cash equivalents.....................................................    $    86,770   $    98,884
  Accounts receivable, net......................................................        155,278       153,810
  Inventories...................................................................         62,528        52,867
  Deferred income tax asset, net................................................          5,046         5,046
  Notes receivable, current.....................................................          7,193         7,202
  Prepayments and other.........................................................          4,541         3,493
                                                                                    -----------   -----------
     Total current assets.......................................................        321,356       321,302
                                                                                    -----------   -----------
Property, plant and equipment, net..............................................         38,658        34,830
Goodwill........................................................................         91,651        91,651
Other intangible assets, net....................................................         49,046        50,356
Deferred income tax asset, net..................................................         30,241        30,241
Other assets....................................................................         17,237        18,309
                                                                                    -----------   -----------
                                                                                    $   548,189   $   546,689
                                                                                    ===========   ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................    $    23,311   $    32,406
  Accrued liabilities...........................................................         53,199        48,492
  Contract advances and deposits................................................         14,869        13,696
                                                                                    -----------   -----------
     Total current liabilities..................................................         91,379        94,594
                                                                                    -----------   -----------
Income taxes payable............................................................          5,768         5,768
Long-term debt..................................................................        137,800       137,800
Post-retirement benefits obligations............................................         95,365        94,936
Environmental obligation........................................................          1,666         1,663
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized 500,000 shares...........              -             -
  Common shares, par value $1 per share, authorized 50,000,000
     shares, 20,236,246 issued in 2005 and 20,112,243 issued in 2004............         20,236        20,112
  Additional paid-in capital....................................................        163,090       158,548
  Retained earnings.............................................................         98,373        96,004
  Accumulated other comprehensive loss, net of income tax benefit...............        (42,760)      (42,619)
  Treasury shares at cost (93,116 shares in 2005 and 94,585 shares in 2004).....         (1,427)       (1,449)
  Unearned Employee Stock Ownership Plan shares.................................        (15,727)      (16,039)
  Deferred compensation under Long-Term Incentive Plan..........................         (5,353)       (2,408)
  Management group receivables..................................................           (221)         (221)
                                                                                    -----------   -----------
     Total shareholders' equity.................................................        216,211       211,928
                                                                                    -----------   -----------
                                                                                    $   548,189   $   546,689
                                                                                    ===========   ===========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                FOR THE THREE MONTHS ENDED
                                                                 MARCH 26,      MARCH 27,
                                                                    2005           2004
                                                                -----------    -----------
                                                                        (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
NET SALES.....................................................  $   116,508    $   110,877
                                                                -----------    -----------
COSTS AND EXPENSES
  Cost of sales...............................................       85,054         80,658
  Selling, general and administrative.........................       20,288         20,087
  Research and development....................................        4,418          1,465
                                                                -----------    -----------
                                                                    109,760        102,210
                                                                -----------    -----------
OPERATING EARNINGS............................................        6,748          8,667

NON-OPERATING INCOME (EXPENSE)
  Interest income.............................................          501            242
  Interest expense............................................       (2,191)        (2,223)
  Other, net..................................................          (45)           (22)
                                                                -----------    -----------
                                                                     (1,735)        (1,959)
                                                                -----------    -----------
Earnings before income taxes..................................        5,013          6,708
Income tax expense............................................       (2,105)        (2,851)
                                                                -----------    -----------
NET EARNINGS..................................................  $     2,908    $     3,857
                                                                ===========    ===========
NET EARNINGS PER COMMON SHARE:
  Basic.......................................................  $      0.16    $      0.22
                                                                ===========    ===========
  Diluted.....................................................  $      0.16    $      0.22
                                                                ===========    ===========

Weighted-average common shares outstanding:
  Basic.......................................................       17,936         17,549
                                                                ===========    ===========
  Diluted.....................................................       18,236         17,834
                                                                ===========    ===========

  Dividends declared per common share.........................  $      0.03    $      0.03
                                                                ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE THREE MONTHS ENDED
                                                                          MARCH 26,          MARCH 27,
                                                                             2005               2004
                                                                        -------------       -----------
                                                                                   (UNAUDITED)
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations ..........................................   $       2,908       $     3,857
  Adjustments to earnings to arrive at cash used by operations:
     Depreciation ...................................................           2,642             2,585
     Amortization ...................................................           1,310             1,441
     Bad debt expense ...............................................             139                 -
     Deferred tax provision .........................................               -               119
     Loss on disposal of property, plant and equipment ..............               -                 6
     Deferred compensation expense...................................             397               201
     Non-cash Employee Stock Ownership Plan compensation expense ....           1,314             1,051
     Dividends on unallocated Employee Stock Ownership Plan shares ..              65                70
     Common shares issued for directors' fees .......................              45                31
     Income tax benefit from stock options and Long-Term
       Incentive Plan ...............................................             173               353
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable ..........................................          (1,607)           (7,731)
       Inventories ..................................................          (9,661)           (8,729)
       Prepayments and other assets .................................             (42)             (814)
       Accounts payable, accrued liabilities and other ..............          (4,096)          (11,425)
       Contract advances and deposits ...............................           1,173                61
                                                                        -------------       -----------
Cash used by operations .............................................          (5,240)          (18,924)
                                                                        -------------       -----------

INVESTING ACTIVITIES:
  Purchase of plant and equipment ...................................          (6,470)           (1,991)
  Payments received on notes receivable .............................              75                75
                                                                        -------------       -----------
Cash used by investing activities ...................................          (6,395)           (1,916)
                                                                        -------------       -----------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ...........................             125               511
  Proceeds from management group receivables ........................               -               117
  Payment of common share cash dividends ............................            (604)             (597)
                                                                        -------------       -----------
Cash (used) provided by financing activities ........................            (479)               31
                                                                        -------------       -----------
Net decrease in cash and cash equivalents ...........................         (12,114)          (20,809)
Cash and cash equivalents at beginning of year ......................          98,884            86,632
                                                                        -------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $      86,770       $    65,823
                                                                        =============       ===========

Supplemental disclosures:
  Cash paid for:
     Interest .......................................................   $           -       $         -
                                                                        =============       ===========
     Income taxes ...................................................   $       2,393       $     4,583
                                                                        =============       ===========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2004 filed by the Company on Form 10-K with the Securities and Exchange Commission.

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

                                                               FOR THE THREE MONTHS ENDED
                                                                MARCH 26,      MARCH 27,
                                                                   2005           2004
                                                               ----------     -----------
                                                               (IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
Earnings:
  As reported................................................  $    2,908     $    3,857
Deferred compensation expense, net of tax                             230            116
  Stock option compensation expense based on fair value
     method, net of tax......................................        (812)          (541)
                                                               ----------     ----------
  Pro forma..................................................  $    2,326     $    3,432
                                                               ==========     ==========
Basic earnings per common share:

  As reported................................................  $     0.16     $     0.22
  Pro forma..................................................  $     0.13     $     0.20
Diluted earnings per common share:

  As reported................................................  $     0.16     $     0.22
  Pro forma..................................................  $     0.13     $     0.19
                                                               ==========     ==========

      During the three months ended March 26, 2005, the Company issued 17,753 common shares for the exercise of stock options and 106,250 restricted common shares for long-term incentive awards.

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in the first annual period beginning after June 15, 2005. We expect to adopt Statement 123(R) in the first quarter of fiscal 2006.

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

(3) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

      Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

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

There were no changes in the carrying amount of goodwill during the three months ended March 26, 2005.

      Summarized below are intangible assets subject to amortization.


                                                               MARCH  26,   DECEMBER 31,
                                                                 2005          2004           LIFE
                                                               ----------   ------------    -----------
                                                                    (IN THOUSANDS)
Capitalized non-compete agreements related
  to the acquisitions of DSI/AERA/Darlington/Emblem....       $  3,118       $  3,118       1-5 years
Purchased technologies related to the acquisitions
  of Condor/Emblem.....................................         17,003         17,003       8-20 years
Customer contracts and relationships related
  to the acquisitions of AERA/Darlington/Emblem........         39,198         39,198       10-20 years
Tradename related to the acquisitions of
  AERA/Darlington/Emblem...............................          1,569          1,569       5-10 years
Other intangible assets related to the acquisition
  of Condor............................................            916            916       2 years
                                                              --------       --------
                                                                61,804         61,804
Less accumulated amortization..........................        (12,758)       (11,448)
                                                              --------       --------
                                                              $ 49,046       $ 50,356
                                                              ========       ========

      The amortization expense for the three months ended March 26, 2005 and March 27, 2004 amounted to $1.3 million and $1.4 million, respectively. Total amortization expense for 2005, 2006, 2007, 2008, 2009 and thereafter related to these intangible assets is estimated to be $3.9 million, $5.3 million, $5.1 million, $4.5 million, $4.4 million and $25.8 million, respectively.

      All intangible assets other than goodwill are subject to amortization.

(4) INVENTORIES

      Inventories are summarized by major classification as follows:

                                              MARCH 26,  DECEMBER 31,
                                                 2005        2004
                                              ---------  ------------
                                                  (IN THOUSANDS)
Raw material and supplies................      $10,120     $10,461
Work-in-process..........................       56,701      44,752
Finished goods...........................        2,063       2,043
 Less: Unliquidated progress payments....       (6,356)     (4,389)
                                               -------     -------
                                               $62,528     $52,867
                                               =======     =======

(5) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                        FOR THE THREE MONTHS ENDED
                                          MARCH 26,   MARCH 27,
                                            2005        2004
                                          ---------   ---------
Numerator:
  Net earnings for basic and diluted
     calculation......................    $ 2,908      $ 3,857

Denominator:
  Denominator for basic calculation...     17,936       17,549
  Effect of dilutive securities:
     Stock options....................        300          285
                                          -------      -------
  Denominator for diluted
     calculation......................     18,236       17,834
                                          =======      =======

      The assumed conversion of the Notes was anti-dilutive for the first three months of 2005 and 2004.

      The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                           FOR THE THREE MONTHS ENDED
                                               MARCH 26,  MARCH 27,
                                                  2005      2004
                                               ---------  ---------
                                                (IN THOUSANDS)
5.25 % Convertible Subordinated Notes...         4,408      4,408
Unexercised stock options...............            12        288
                                                 -----      -----
                                                 4,420      4,696
                                                 =====      =====

(6) DEFINED BENEFIT PLAN

      The Company maintains a qualified noncontributory defined benefit pension plan covering less than half of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

      For the three months ended March 26, 2005 and March 27, 2004, the Company recorded pension expense of $1.1 million and $0.6 million, respectively, based on the total for the respective years of $4.3 million in 2005 and $2.2 million in 2004. Summarized below are the components of the expense for each period presented.

                                           FOR THE THREE MONTHS ENDED
                                               MARCH 26,  MARCH 27,
                                                  2005       2004
                                               ---------  ---------
                                                  (IN THOUSANDS)
Interest cost............................       $ 3,089    $ 3,037
Expected return on plan assets...........        (3,181)    (3,176)
Amortization of unrecognized net loss...          1,162        689
                                                -------    -------
                                                $ 1,070    $   550
                                                =======    =======

(7) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

      The Company sponsors an employee stock ownership plan ("ESOP") which provides retirement benefits to substantially all employees. The cost basis of the unearned/unallocated shares was initially recorded as a reduction to shareholders' equity. Compensation expense is recorded based on the market value of the Company's common shares as they are committed-to-be-released quarterly, as payments are made under the related indirect loan. The difference between the market value and the cost basis of the shares was recorded as additional paid-in capital. Dividends on unallocated shares are recorded as compensation expense.

(8) COMPREHENSIVE INCOME

      As of March 26, 2005, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income from continuing operations for the three months ended March 26, 2005 was $2.8 million compared to comprehensive income for the three months ended March 27, 2004 of $3.9 million.

(9) BUSINESS SEGMENTS

      The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's operations are conducted in three segments: Defense, Communications and Space Products, and Engineered Materials. The Defense segment provides integrated front-line warfighting systems and components including electronic warfare, radar countermeasures systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, airborne mine countermeasures systems, integrated combat and sonar systems, command, control, communications and computers (C4) products and systems, undersea-warfare systems and professional, operational, technical and information technology services for military forces and governments worldwide. The Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. The Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries.

                                                 FOR THE THREE MONTHS ENDED
                                                   MARCH 26,    MARCH 27,
                                                     2005         2004
                                                   ---------    ---------
                                                   (IN THOUSANDS, EXCEPT
                                                     PER SHARE AMOUNTS)
Net Sales:

Defense...................................         $ 86,127     $  88,040
Communications and Space Products.........           19,800        11,552
Engineered Materials......................           10,581        11,285
                                                   --------     ---------
                                                   $116,508     $ 110,877
                                                   --------     ---------

Operating earnings (loss):
Defense...................................         $  6,387     $   9,030
Communications and Space Products.........             (115)       (1,091)
Engineered Materials......................              476           728
                                                   --------     ---------
                                                      6,748         8,667
Net interest expense......................           (1,690)       (1,981)
Other, net................................              (45)           22
                                                   --------     ---------
Earnings before income taxes..............         $  5,013     $   6,708
                                                   ========     =========

(10) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

      The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at March 26, 2005 and December 31, 2004 and for the three months ended March 26, 2005 and March 27, 2004. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

      On January 1, 2005 the Company merged two wholly owned subsidiaries into itself, the result of which caused three divisions of the former subsidiaries to become part of the Parent Company.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 26, 2005

                             EDO Corporation
                             Parent Company   Subsidiary
                                   Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                             ---------------  ----------  --------------  ------------  ------------
ASSETS
Current assets:
Current assets:
Cash and cash equivalents      $  82,817      $     (620)   $    4,573            -      $   86,770
Accounts receivable, net          54,979          96,471         3,828            -         155,278
Inventories                       21,397          36,985         4,146            -          62,528
Deferred income tax asset,                             -             -            -
  net                              5,046                                                      5,046
Notes receivable                   7,193               -             -            -           7,193
Prepayments and other              3,175             998           368            -           4,541
                               ---------      ----------    ----------       ------      ----------
Total current assets             174,607         133,834        12,915            -         321,356

Investment in subsidiaries        250,105             -             -      (250,105)            -
Property, plant and
  equipment, net                   19,876        15,407         3,375             -        38,658
Goodwill                                -        82,941         8,710             -        91,651
Other intangible assets, net            -        36,681        12,365             -        49,046
Deferred income tax asset,
  net                              30,241             -             -             -        30,241
Other assets                       16,287           950             -             -        17,237
                                ---------     ---------     ---------     ---------     ---------
                                $ 491,116     $ 269,813     $  37,365     $(250,105)    $ 548,189
                                =========     =========     =========     =========     =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and
  accrued liabilities           $  31,094     $  41,197     $   4,219             -     $  76,510
Contract advances and
  deposits                          2,713        12,156             -             -        14,869
                                ---------     ---------     ---------     ---------     ---------

Total current liabilities          33,807        53,353         4,219             -        91,379

Long-term debt                    137,800             -             -             -       137,800
Income taxes payable                5,768             -             -             -         5,768
Deferred income tax
  liabilities, net                   (166)            -           166             -             -
Post retirement benefits
  obligations                      95,365             -             -             -        95,365
Environmental obligation            1,666             -             -             -         1,666
Intercompany accounts                   -       134,855        26,066      (160,921)            -

Shareholders' equity:
Preferred shares                        -             -             -             -             -
Common shares                      20,236            98             -           (98)       20,236
Additional paid-in capital        163,090        25,221         6,418       (31,639)      163,090
Retained earnings                  98,373        61,147           352       (61,499)       98,373
Accumulated other
  comprehensive loss, net of
  income tax benefit              (42,095)         (809)          144             -       (42,760)
Treasury shares                    (1,427)       (4,052)            -         4,052        (1,427)
Unearned ESOP shares              (15,727)            -             -             -       (15,727)
Management group receivables         (221)            -             -             -          (221)
Deferred compensation under
  Long-Term Incentive Plan         (5,353)            -             -             -        (5,353)
                                ---------     ---------     ---------     ---------     ---------
Total shareholders' equity        216,876        81,605         6,914       (89,184)      216,211
                                ---------     ---------     ---------     ---------     ---------
                                $ 491,116     $ 269,813     $  37,365     $(250,105)    $ 548,189
                                =========     =========     =========     =========     =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
MARCH 26, 2005

                             EDO Corporation
                             Parent Company   Subsidiary
                                   Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                             ---------------  ----------  --------------  ------------  ------------
Continuing Operations:
Net Sales                       $  36,250     $  86,065     $   7,404      $ (13,211)    $ 116,508
Costs and expenses:
Cost of sales                      29,690        63,176         5,399        (13,211)       85,054
Selling, general and
 administrative                     3,728        14,968         1,592              -        20,288

Research and development            1,383         2,769           266              -         4,418
                                ---------     ---------     ---------      ---------     ---------
                                   34,801        80,913         7,257        (13,211)      109,760
                                ---------     ---------     ---------      ---------     ---------
Operating Earnings                  1,449         5,152           147              -         6,748

Non-operating income
 (expense)
Interest income                       463            17            21              -           501
Interest expense                   (2,191)            -             -              -        (2,191)
Other, net                             10            (6)          (49)             -           (45)
                                ---------     ---------     ---------      ---------     ---------
                                   (1,718)           11           (28)             -        (1,735)
(Loss) earnings from
 continuing operations
 before income taxes                 (269)        5,163           119              -         5,013
Income tax benefit (expense)          115        (2,104)         (116)             -        (2,105)
                                ---------     ---------     ---------      ---------     ---------
(Loss) earnings from
 continuing operations               (154)        3,059             3              -         2,908
Equity in undistributed
 earnings of subsidiaries           3,062             -             -         (3,062)            -
                                ---------     ---------     ---------      ---------     ---------
Net earnings                    $   2,908     $   3,059     $       3      $  (3,062)    $   2,908
                                =========     =========     =========      =========     =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 26, 2005

                                                        EDO Corporation
                                                        Parent Company    Subsidiary
                                                             Only         Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                        ---------------   ----------   --------------  ------------  ------------
Operating Activities:
Earnings from continuing operations                        $ 2,908         $ 3,059          $ 3          $ (3,062)    $ 2,908
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                 1,329           1,173          140                         2,642
Amortization                                                    --           1,056          254                         1,310
Bad debt expense                                                15             124           --                           139
Deferred compensation expense                                  397              --           --                           397
Non-cash Employee Stock Ownership Plan
  compensation expense                                       1,314              --           --                         1,314
Dividends on unallocated Employee Stock Ownership
  Plan shares                                                   65              --           --                            65
Common shares issued for directors' fees                        45              --           --                            45
Income tax benefit from stock options                          173              --           --                           173
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                          (3,062)                                         3,062          --
Intercompany/Investment in subsidiaries                      3,921          (4,076)         155                            --
Accounts receivable                                           (327)         (2,184)         904                        (1,607)
Inventories                                                 (6,740)         (3,249)         328                        (9,661)
Prepayments and other assets                                  (105)             95          (32)                          (42)
Accounts payable, accrued liabilities and other             (3,045)            511       (1,562)                       (4,096)
Contract advances and deposits                              (2,521)          3,694           --                         1,173

                                                          -------------------------------------------------------------------
Cash provided (used) by continuing operations               (5,633)            203          190                --      (5,240)

Investing Activities:
Purchase of plant and equipment                             (4,275)         (2,137)         (58)                       (6,470)
Payments received on notes receivable                           75              --           --                            75

                                                          -------------------------------------------------------------------
Cash used by investing activities                           (4,200)         (2,137)         (58)               --      (6,395)

Financing Activities:
Proceeds from exercise of stock options                        125              --           --                           125
Payment of common share cash dividends                        (604)             --           --                          (604)

                                                          -------------------------------------------------------------------
Cash (used) provided by financing activities                  (479)             --           --                --        (479)

                                                          -------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (10,312)         (1,934)         132                --     (12,114)

Cash and cash equivalents at beginning of year              93,129           1,314        4,441                        98,884

                                                          -------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 82,817          $ (620)     $ 4,573           $    --    $ 86,770
                                                          ===================================================================



EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004

                                              EDO Corporation
                                              Parent Company   Subsidiary
                                                    Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                                              ---------------  ----------  --------------  ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents                     $        93,129  $    1,314  $        4,441             -  $     98,884
Accounts receivable, net                               54,667      94,411           4,732             -       153,810
Inventories                                            14,657      33,735           4,474             -        52,866
Deferred income tax asset, net                          5,046           -               -             -         5,046
Notes receivable                                        7,202           -               -             -         7,202
Prepayments and other                                   2,029       1,128             336             -         3,493
                                              ---------------  ----------  --------------  ------------  ------------

Total current assets                          176,730      130,589       13,983          -     321,302

Investment in subsidiaries                    150,136            -            -   (150,136)          -
Property, plant and equipment, net             16,931       14,442        3,457          -      34,830
Goodwill                                            -       82,941        8,710          -      91,651
Other intangible assets, net                        -       37,737       12,619          -      50,356
Deferred income tax asset, net                 30,241            -            -          -      30,241
Other assets                                   17,394          915            -          -      18,309
                                            ---------    ---------    ---------  ---------   ---------
                                            $ 391,432    $ 266,624    $  38,769  $(150,136)  $ 546,689
                                            =========    =========    =========  =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities    $  34,489    $  40,677    $   5,732          -   $  80,898
Contract advances and deposits                  5,234        8,462            -          -      13,696
                                            ---------    ---------    ---------  ---------   ---------

Total current liabilities                      39,723       49,139        5,732          -      94,594

Long-term debt                                137,800            -            -          -     137,800
Income taxes payable, long-term                 5,768            -            -          -       5,768
Deferred income tax liabilities, net             (169)           -          169          -           -
Post retirement benefits obligations           94,936            -            -          -      94,936
Environmental obligation                        1,663            -            -          -       1,663
Intercompany accounts                        (100,828)     138,931       25,911    (64,014)          -

Shareholders' equity:
Preferred shares                                    -            -            -          -           -
Common shares                                  20,112           98            -        (98)     20,112
Additional paid-in capital                    158,548       25,221        6,418    (31,639)    158,548
Retained earnings                              96,004       58,088          349    (58,437)     96,004
Accumulated other comprehensive loss,
net of income tax benefit                     (42,008)        (801)         190          -     (42,619)
Treasury shares                                (1,449)      (4,052)           -      4,052      (1,449)
Unearned ESOP shares                          (16,039)           -            -          -     (16,039)
Management group receivables                     (221)           -            -          -        (221)
Deferred compensation under Long-Term
Incentive Plan                                 (2,408)           -            -          -      (2,408)
                                            ---------    ---------    ---------  ---------   ---------
Total shareholders' equity                    212,539       78,554        6,957    (86,122)    211,928
                                            ---------    ---------    ---------  ---------   ---------

                                            $ 391,432    $ 266,624    $  38,769  $(150,136)  $ 546,689
                                            =========    =========    =========  =========   =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
MARCH 27, 2004

                                             EDO Corporation
                                             Parent Company
                                                  Only        Subsidiary Guarantors  Non-Guarantors  Eliminations  Consolidated
                                             ---------------  ---------------------  --------------  ------------  ------------
Continuing Operations:
Net Sales                                      $  46,150              $  60,872          $   7,346     $  (3,491)   $ 110,877
Costs and expenses:
Cost of sales                                     35,189                 45,021              3,939        (3,491)      80,658
Selling, general and administrative                6,587                 10,106              3,394             -       20,087
Research and development                             708                    757                  -             -        1,465
                                               ---------              ---------          ---------     ---------    ---------
                                                  42,484                 55,884              7,333        (3,491)     102,210
                                               ---------              ---------          ---------     ---------    ---------
Operating Earnings                                 3,666                  4,988                 13             -        8,667

Non-operating income (expense)
Interest income                                      171                     29                 42             -          242
Interest expense                                  (2,223)                     -                  -             -       (2,223)
Other, net                                           (51)                    73                  -             -           22
                                               ---------              ---------          ---------     ---------    ---------
                                                  (2,103)                   102                 42             -       (1,959)
(Loss) earnings from continuing operations
before income taxes                                1,563                  5,090                 55             -        6,708
Income tax expense                                   220                  2,536                 95             -        2,851
                                               ---------              ---------          ---------     ---------    ---------

(Loss) earnings from continuing operations          1,343         2,554              (40)               -          3,857
Equity in undistributed earnings of
 subsidiaries                                       2,514             -                -           (2,514)             -
                                                 --------      --------         --------        ---------      ---------
Net earnings                                     $  3,857      $  2,554         $    (40)       $  (2,514)     $   3,857
                                                 ========      ========         ========        =========      =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 27, 2004

                                             EDO Corporation
                                             Parent Company      Subsidiary
                                                  Only           Guarantors       Non-Guarantors    Eliminations     Consolidated
                                             ---------------     ----------       --------------    ------------     ------------
OPERATING ACTIVITIES:
Earnings from continuing operations             $  3,857          $  2,554            $    (40)       $ (2,514)       $  3,857
Adjustments to earnings to arrive at
  cash provided (used) by continuing
  operations:
Depreciation                                       1,074             1,314                 197              --           2,585
Amortization                                          --             1,192                 249              --           1,441
Deferred tax benefit                                 119                --                  --              --             119
Loss on sale of property, plant
and equipment                                         --                 6                  --              --               6
Impairment loss on assets held for sale                                 --                                                  --
Deferred compensation expense                        201                --                  --              --             201
Non-cash Employee Stock Ownership Plan
  compensation expense                             1,051                --                  --              --           1,051
Dividends on unallocated Employee Stock
Ownership Plan shares                                 70                --                  --              --              70
Common shares issued for directors' fees              31                --                  --              --              31
Income tax benefit from stock options                353                --                  --              --             353
Changes in operating assets and
liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                (2,514)               --                  --           2,514              --
Intercompany/Investment in subsidiaries           (1,214)              977                 237              --              --
Accounts receivable                               (2,348)           (3,911)             (1,472)             --          (7,731)
Inventories                                       (1,362)           (7,450)                 83              --          (8,729)
Prepayments and other assets                      (1,953)            1,251                (112)             --            (814)
Accounts payable, accrued liabilities
and other                                         (8,722)           (2,583)               (120)             --         (11,425)
Contract advances and deposits                    (2,104)            2,165                  --              --              61
                                             ----------------------------------------------------------------------------------
Cash provided (used) by continuing
operations                                       (13,461)           (4,485)               (978)             --         (18,924)


INVESTING ACTIVITIES:

Purchase of plant and equipment                     (625)           (1,250)               (116)             --          (1,991)
Payments received on notes receivable                 75                --                  --              --              75
                                             ----------------------------------------------------------------------------------
Cash used by investing activities                   (550)           (1,250)               (116)             --          (1,916)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options              511                --                  --              --             511
Proceeds from management group
receivables                                          117                --                  --              --             117
Payment of common share cash dividends              (597)               --                  --              --            (597)
                                             ----------------------------------------------------------------------------------
Cash (used) provided by financing
activities                                            31                --                  --              --              31
                                             ----------------------------------------------------------------------------------
Net decrease in cash and cash
equivalents                                      (13,980)           (5,735)             (1,094)             --         (20,809)

Cash and cash equivalents at beginning
of year                                           73,834             7,630               5,168              --          86,632
                                             ----------------------------------------------------------------------------------
Cash and cash equivalents at end of period      $ 59,854          $  1,895            $  4,074        $     --        $ 65,823
                                             ===========          ========            ========        ========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      EDO Corporation (the "Company") provides military and commercial products and professional services, with core competencies in a wide range of critical defense areas, including:

            -     Defense Electronics
            -     Aircraft Armament

            -     Undersea Warfare
            -     Professional Services
            -     C4 - Command, Control, Communications and Computers
            -     Integrated Composite Structures

      We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical on a wide range of military programs. We have three reporting segments: Defense, Communications and Space Products, and Engineered Materials. Our Defense segment provides integrated front-line warfighting systems and components including electronic-warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, integrated combat systems, command, control, communications and computers (C4) products and systems, undersea-warfare systems and professional and engineering services for military forces and friendly governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries. The Company has a disciplined acquisition program which is diversifying the base of major platforms and customers.

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

RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Consolidated Financial Statements as of March 26, 2005.

THREE MONTHS ENDED MARCH 26, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 27,
2004

      Net sales by segment were as follows:

                                                 THREE MONTHS ENDED       INCREASE/(DECREASE)
                                              MARCH 26,      MARCH 27,           FROM
SEGMENT                                         2005            2004         PRIOR PERIOD
-------                                      ----------     ----------    -------------------
                                              (DOLLARS IN THOUSANDS)
Defense.................................     $   86,127     $   88,040             (2.2%)
Communications and Space Products.......         19,800         11,552             71.4%
Engineered Materials....................         10,581         11,285             (6.2%)
                                             ----------     ----------          -------
Total...................................     $  116,508     $  110,877              5.1%
                                             ==========     ==========

      In the Defense segment, the decrease in sales was attributable to lower sales of electronic warfare systems and aircraft armament systems. This decrease was partially offset by increased sales of our C4 products and systems, including our mobile Joint Enhanced Core Communication Systems (JECCS), and reconnaissance and surveillance systems.

      In the Communications and Space Products segment, the increase in sales was attributable to sales of our Warlock force protection systems. We continue to receive orders for various versions of this system which will continue to be a significant contributor to sales and margin this year.

      In the Engineered Materials segment, the decrease was primarily attributable to higher sales of fiber composite piping in the prior year first quarter, wherein we had been awarded a contract to replace a competitor's composite piping that had failed.

      Operating earnings by segment were as follows:

                                               THREE MONTHS ENDED
                                              MARCH 26,    MARCH 27,
SEGMENT                                         2005         2004
-------                                     -----------   -----------
                                              (DOLLARS IN THOUSANDS)
Defense.................................    $     6,387   $     9,030
Communications and Space Products.......           (115)       (1,091)
Engineered Materials....................            476           728
                                            -----------   -----------
Total...................................    $     6,748   $     8,667
                                            ===========   ===========

Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                    THREE MONTHS ENDED
                                                  MARCH 26,    MARCH 27,
                                                    2005          2004
                                                 ----------   -----------
                                                   (DOLLARS IN THOUSANDS)
Pension.......................................   $    1,070   $       550
ESOP compensation expense.....................   $    1,314   $     1,051
Intangible asset amortization.................   $    1,310   $     1,441

      Operating earnings for the three months ended March 26, 2005 were $6.7 million or 5.8% of net sales. This compares to operating earnings for the three months ended March 27, 2004 of $8.7 million or 7.8% of net sales. This decrease is attributable in part to higher pension expense and ESOP compensation expense. The increased pension expense is due to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense is due to the higher average market price of our common stock for the three months ended March 26, 2005 compared to the three months ended March 27, 2004. In addition, as discussed below, our investment in research and development activities increased in the first three months of 2005 compared to 2004.

      The Defense segment's operating earnings for the three months ended March 26, 2005 were $6.4 million or 7.4% of this segment's net sales compared to $9.0 million or 10.3% of this segment's net sales for the three months ended March 27, 2004. The decrease is attributable in part to the lower sales volume as well as cost increases totaling approximately $1.2 million recorded on the F/A-22 AMRAAM Vertical Eject Launcher and the BRU-57 production programs due to revised estimates at completion driven primarily by overhead rate impacts.

      The Communications and Space Products segment experienced an operating loss for the three months ended March 26, 2005 of $0.1 million or 0.6% of this segment's net sales compared to an operating loss of $1.1 million or 9.4% of this segment's net sales for the three months ended March 27, 2004. While sales were higher than in the prior year comparable quarter, the low earnings level was attributable to low margins in the antenna product line, as well as increased research and development expenditures. For the three months ended March 27, 2004, there were losses related to development and start-up costs on certain interference cancellation programs resulting from issues discovered during testing.

      The Engineered Materials segment's operating earnings for the three months ended March 26, 2005 were $0.5 million or 4.5% of this segment's net sales compared to operating earnings of $0.7 million or 6.5% of this segment's net sales for the three months ended March 27, 2004. This decrease is primarily due to the mix of programs and a write-off of a commercial receivable of $0.1 million.

      Selling, general and administrative expenses for the three months ended March 26, 2005 was $20.6 million or 17.6% of net sales compared to $20.1 million or 18.1% of net sales for the same period ended March 27, 2004. This is considered relatively consistent with the prior year.

      Research and development expense for the three months ended March 26, 2005 increased to $4.4 million or 3.8% of net sales from $1.5 million or 1.3% of net sales for the three months ended March 27, 2004. The increase is attributable to spending on force protection, composite application studies and miniature precision weapon technologies.

      Interest expense, net of interest income, for the three months ended March 26, 2005 decreased to $1.7 million from $2.0 million to the three months ended March 27, 2004 due to a higher average cash balance for the first three months of 2005 compared to 2004. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      The provision for income tax expense reflects an estimated annual effective rate of 42% for the three months ended March 26, 2005 compared with 42.5% for the three months ended March 27, 2004.

      For the three months ended March 26, 2005, net earnings were $2.9 million or $0.16 per diluted common share on 18.2 million diluted shares compared to net earnings of $3.9 million or $0.22 per diluted common share on 17.8 million diluted shares for the three months ended March 27, 2004.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

      Our cash and cash equivalents decreased 12.3% to $86.8 million at March 26, 2005 from $98.9 million at December 31, 2004. This decrease was due primarily to cash used by operations of $5.2 million driven by a temporary growth in inventory, discussed below. In addition, $6.5 million was used for capital expenditures and $0.6 million for the payment of common share dividends.

      Accounts receivable increased 1.0% to $155.3 million at March 26, 2005 from $153.8 million at December 31, 2004 due in part to timing of collections of billed receivables. At March 26, 2005 approximately 77% of billed receivables are in the under-60 days aging category.

      Inventories increased 18.3% to $62.5 million at March 26, 2005 from $52.9 million at December 31, 2004 due primarily to the efforts expended on work-in-progress on major programs, such as the Warlock program.

      The note receivable of $7.2 million at March 26, 2005 and December 31, 2004 represents notes receivable from the sale of our facility in Deer Park in 2003 and the sale of our former College Point facility in January 1996. The Deer Park facility note is due no later than October 9, 2005. The College Point facility note is due in annual amounts through September 2005 with a final payment due on December 31, 2005 and bears interest at 7% per annum. The latter note receivable is secured by a mortgage on the facility.

In the three months ended March 26, 2005, capital expenditures were $6.5 million. This compares to $2.0 million for the three months ended March 27, 2004. The increase is attributable to new facility capital for the Antenna business unit which was relocated to a new leased facility, expansion and upgrades at two other facilities, as well as at the corporate offices.

FINANCING ACTIVITIES

Credit Facility

      We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

      The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At March 26, 2005, LIBOR was approximately 3.08% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

      There were no direct borrowings outstanding under the credit facility at March 26, 2005 and December 31, 2004. Letters of credit outstanding at March 26, 2005 pertaining to the credit facility were $31.3 million, resulting in $93.7 million available at March 26, 2005 for standby letters of credit, if needed.

      In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of March 26, 2005, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

      In April 2002, issued the $137.8 million of Notes. Interest payments on the Notes are due April 15 and October 15 of each year. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.4 million at March 26, 2005 and $1.5 million at December 31, 2004.

      The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of March 26, 2005, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

In order to aggregate all commitments and contractual obligations as of March 26, 2005, we have included the following table. We are obligated under building and equipment leases expiring between 2005 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                             Payments Due In (in millions):
                                                             ------------------------------
                                                                                                    2010 and
 Contractual obligations                     Total     2005     2006     2007     2008      2009     Beyond
                                            --------  -------  ------  -------  ---------  ------   --------
5.25% Convertible Subordinated Notes due
  2007 (1)...............................   $  137.8  $     -  $    -  $ 137.8  $       -  $    -   $      -
Operating leases.........................      106.3     10.8    12.5     11.5       11.0    10.7       49.8
Letters of credit........................       31.3     28.9     0.2      2.2          -       -          -
Projected pension contributions..........       29.0      6.0     6.0      6.0        6.0     5.0          -
Advance payment and performance bonds....        1.9        -     0.2        -          -     1.7          -
                                            --------  -------  ------  -------  ---------  ------   --------
Total....................................   $  306.3  $  45.7  $ 18.9  $ 157.5  $    17.0  $ 17.4   $   49.8
                                            ========  =======  ======  =======  =========  ======   ========

(1) Excludes interest

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

BACKLOG

      The funded backlog of unfilled orders at March 26, 2005 increased to $505.5 million from $474.6 million at December 31, 2004. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      The information called for by this item is provided under Item 2 - - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

(a)   EXHIBITS

3(a)(1) Restated Certificate of Incorporation of the Company dated May 10, 2004
        (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 3(a)(1)).

3(b) By-Laws of the Company as amended October 26, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2004, Exhibit 3 (b)).

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

* Filed herewith.

(b) REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended March 26, 2005:

 DATE OF REPORT                       ITEMS REPORTED
-----------------  -------------------------------------------------------
January 24, 2005   Letter contract signifying the intention of the
                   Department of the Army to execute a formal Firm Fixed
                   Price contractual modification to existing contract
                   W15P7T-04-C-L001.

January 26, 2005   Press release announcing the election of Mr. Paul J.
                   Kern, General, U.S.A. (Ret.) was elected to EDO Board of
                   Directors.

February 15, 2005  The Board of Directors appointed Kern to the
                   Nominating and Governance Committee and the Management
                   Development Committee effective as of the 2005 Annual
                   Meeting of Shareholders.

February 24, 2005  Earnings release, dated February 24, 2005 announcing financial results for the quarter and year ended
                   December 31, 2004.

March 16, 2005     Departures of Directors or Principal Officers; election
                   of directors; appointments of principal officers. As of
                   March 14, 2005, Frank W. Otto is reassigned from the
                   position of Chief Operating Officer and has assumed the
                   position of Senior Vice President, Strategic Development.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                       EDO CORPORATION (Registrant)

                                       By: /s/ FREDERIC B. BASSETT
                                           -----------------------------------
Dated: April 29, 2005                      Frederic B. Bassett
                                       Vice President Finance, Treasurer and
                                        Chief Financial Officer