Form 10-K/A
period 2004-12-31
EDO CORP
filed 2005-07-29
CIK 31617

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

     The number of shares of EDO common stock outstanding as of July 26, 2005 was 20,177,984 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This Form 10-K/A constitutes Amendment No. 1 to EDO Corporation's ("the Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 1, 2005. This Form 10-K/A is being filed to correct certain information contained in Part 1, Item 1, "Government Contracts" and "Risk Factors" and Note 18 to the Consolidated Financial Statements, "Business Segments." The information sets forth the corrected share of the Company's net sales in 2004 to the U.S. Government as a prime contractor and through subcontracts with other prime contractors.

     Except for the matters described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing. This amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

                                EDO CORPORATION

                               TABLE OF CONTENTS


                                   PART I
Item 1    Business....................................................    2
          Introduction................................................    2
          Acquisitions................................................    2
          Segments....................................................    3
            Defense Segment...........................................    3
            Communications and Space Products Segment.................    8
            Engineered Materials Segment..............................   10
          Research and Development....................................   11
          Marketing and International Sales...........................   11
          Backlog.....................................................   12
          Government Contracts........................................   12
          Competition and Other Factors...............................   12
          Environmental...............................................   13
          Employees...................................................   13
          Risk Factors................................................   13
Item 2    Properties..................................................   18
Item 3    Legal Proceedings...........................................   19
Item 4    Submission of Matters to a Vote of Security Holders.........   20
                               PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6    Selected Financial Data.....................................   21
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 7A   Quantitative and Qualitative Disclosure About Market Risk...   22
Item 8    Financial Statements and Supplementary Data.................   36
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   78
Item 9A   Controls and Procedures.....................................   78
Item 9B   Other Information...........................................   78
                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   79
Item 11   Executive Compensation......................................   80
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   80
Item 13   Certain Relationships and Related Transactions..............   80
Item 14   Principal Accountant Fees and Services......................   80
                                  PART IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   80
          (a) Financial Statements and Financial Statement Schedules
          and Exhibits................................................   80
          1. Financial Statements.....................................   80
          2. Financial Statement Schedules............................   80
          3. Exhibits.................................................   81
          (b) Reports on Form 8-K.....................................   84
Signatures............................................................   85

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

GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for $425.6 million or 79% of our 2004 consolidated net sales compared with $348.3 million or 76% in 2003 and $245.5 million or 75% in 2002, and consisted primarily of sales to the DoD. Such sales include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program. Our business is not substantially dependent on any contract.

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

EMPLOYEES

     As of December 31, 2004, we employed 2,546 persons.

RISK FACTORS

  REDUCTIONS IN GOVERNMENT SPENDING WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     A reduction in purchases of our products by domestic and foreign government agencies would have a material adverse effect on our business because a significant portion of our net sales are derived from contracts directly or indirectly with government agencies. In 2004, 2003 and 2002, we derived about 79%, 76% and 75%, respectively, of net sales from direct and indirect contracts with the U.S. Government and derived about 14%, 18% and 15%, respectively, of net sales from international sales to foreign governments. The development of our business will depend upon the continued willingness of the U.S. and foreign governments to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

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

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 79%, 76% and 75% of net sales, which were 83%, 80% and 82% of Defense's net sales, 83%, 71% and 62% of Communications and Space Products' net sales and 45%, 49% and 42% of Engineered Materials' net sales for 2004, 2003 and 2002, respectively. International sales comprised 14%, 18% and 15% of net sales for 2004, 2003 and 2002, respectively. In addition, the Universal Exciter Upgrade program in the Defense segment comprised approximately 0%, 2% and 14% of net sales for 2004, 2003 and 2002, respectively.

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
21*         List of Subsidiaries.
23**        Consent of Independent Registered Public Accounting Firm.
24**        Powers of Attorney (included on the signature page).
31.1**      Certification of Chief Executive Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
31.2**      Certification of Chief Financial Officer pursuant to Rule
            13a-14(a) and 15d-14(a) of the Securities Exchange Act of
            1934, as adopted pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002.
32**        Certification of Chief Executive Officer and Chief Financial
            Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
* Filed previously with the Company's Annual report on Form 10-K filed on March 1, 2005.

** Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, its principal executive officer and principal financial officer, thereunto duly authorized.

                                          EDO CORPORATION (REGISTRANT)

                                          By:      /s/ JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                               President and Chief Executive
                                                           Officer

                                          By:    /s/ FREDERIC B. BASSETT
                                            ------------------------------------
                                                    Frederic B. Bassett
                                                 Vice President - Finance,
                                          Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on July 29, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

              SIGNATURE                                        TITLE
              ---------                                        -----

                  *                              Chairman of the Board of Directors
--------------------------------------             (Principal Executive Officer)
           (James M. Smith)


                  *                                           Director
--------------------------------------
          (Robert E. Allen)


                                                              Director
--------------------------------------
           (Robert Alvine)


                  *                                           Director
--------------------------------------
          (Dennis C. Blair)


                  *                                           Director
--------------------------------------
         (Robert M. Hanisee)


                  *                                           Director
--------------------------------------
         (Michael J. Hegarty)


                  *                                           Director
--------------------------------------
          (Leslie F. Kenne)


                  *                                           Director
--------------------------------------
          (Ronald L. Leach)

              SIGNATURE                                        TITLE
              ---------                                        -----


                  *                                           Director
--------------------------------------
             (James Roth)


                  *                                           Director
--------------------------------------
          (Robert S. Tyrer)


                  *                                           Director
--------------------------------------
          (Robert Walmsley)

A majority of the Board of Directors
*By:  /s/ LISA M. PALUMBO
      ------------------------------------------------
      Lisa M. Palumbo
      Attorney-in-fact
      July 29, 2005