Form 10-Q
period 2005-06-25
EDO CORP
filed 2005-07-29
CIK 31617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2005

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

      The number of shares of EDO common stock outstanding as of July 26, 2005, was 20,177,984 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I FINANCIAL INFORMATION

       ITEM 1 Financial Statements ............................................................    3

              Consolidated Balance Sheets - June 25, 2005 (unaudited) and December 31, 2004 ...    3

              Consolidated Statements of Earnings - (unaudited)
              Three months ended June 25, 2005 and June 26, 2004 ..............................    4

              Consolidated Statements of Earnings - (unaudited)
              Six months ended June 25, 2005 and June 26, 2004 ................................    5

              Consolidated Statements of Cash Flows - (unaudited)
              Six months ended June 25, 2005 and June 26, 2004 ................................    6

              Notes to Consolidated Financial Statements (unaudited) ..........................    7

       ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of
              Operations ......................................................................   16

       ITEM 3 Quantitative and Qualitative Disclosures about Market Risk ......................   24

       ITEM 4 Controls and Procedures .........................................................   24

PART II OTHER INFORMATION

       ITEM 4 Submission of Matters to a Vote of Security Holders .............................   24

       ITEM 6 Exhibits and Reports on Form 8-K ................................................   25

SIGNATURE PAGE ................................................................................   27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 25,     DECEMBER 31,
                                                                                     2005           2004
                                                                                  -----------    ------------
                                                                                  (UNAUDITED)
                                                                                     (IN THOUSANDS, EXCEPT
                                                                                      SHARE AND PER SHARE
                                                                                           AMOUNTS)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...................................................   $    37,928    $    98,884
  Accounts receivable, net ....................................................       171,797        153,810
  Inventories .................................................................        74,483         52,867
  Deferred income tax asset, net ..............................................         4,933          5,046
  Notes receivable, current ...................................................         7,184          7,202
  Prepayments and other .......................................................         4,316          3,493
                                                                                  -----------    -----------
     Total current assets .....................................................       300,641        321,302
                                                                                  -----------    -----------
Property, plant and equipment, net ............................................        43,299         34,830
Goodwill ......................................................................       128,941         91,651
Other intangible assets, net ..................................................        47,735         50,356
Deferred income tax asset, net ................................................        30,241         30,241
Other assets ..................................................................        15,693         18,309
                                                                                  -----------    -----------
                                                                                  $   566,550    $   546,689
                                                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $    30,265    $    32,406
  Accrued liabilities .........................................................        53,252         48,492
  Contract advances and deposits ..............................................        17,739         13,696
                                                                                  -----------    -----------
     Total current liabilities ................................................       101,256         94,594
                                                                                  -----------    -----------
Income taxes payable ..........................................................         5,768          5,768
Long-term debt ................................................................       137,800        137,800
Post-retirement benefits obligations ..........................................        95,714         94,936
Environmental obligation ......................................................         1,659          1,663
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares ...........................................................            --             --
  Common shares, par value $1 per share, authorized 50,000,000
     shares, 20,275,990 issued in 2005 and 20,112,243 issued in 2004 ..........        20,276         20,112
  Additional paid-in capital ..................................................       164,798        158,548
  Retained earnings ...........................................................       103,920         96,004
  Accumulated other comprehensive loss, net of income tax
     benefit ..................................................................       (42,456)       (42,619)
  Treasury shares at cost (100,006 shares in 2005 and 94,585 shares in 2004)...        (1,638)        (1,449)
  Unearned Employee Stock Ownership Plan shares ...............................       (15,414)       (16,039)
  Deferred compensation under Long-Term Incentive Plan ........................        (4,912)        (2,408)
  Management group receivables ................................................          (221)          (221)
                                                                                  -----------    -----------
     Total shareholders' equity ...............................................       224,353        211,928
                                                                                  -----------    -----------
                                                                                  $   566,550    $   546,689
                                                                                  ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                             FOR THE THREE MONTHS ENDED
                                               JUNE 25,      JUNE 26,
                                                 2005          2004
                                              ----------    ----------
                                                    (UNAUDITED)
                                               (IN THOUSANDS, EXCEPT
                                                 PER SHARE AMOUNTS)
NET SALES .................................   $  156,112    $  126,290
COSTS AND EXPENSES
    Cost of sales .........................      118,360        95,264
    Selling, general and administrative ...       20,014        18,824
    Research and development ..............        3,994         2,851
    Environmental cost provision,
     Deer Park facility....................        1,250            --
                                              ----------    ----------
                                                 143,618       116,939
                                              ----------    ----------
OPERATING EARNINGS ........................       12,494         9,351

NON-OPERATING INCOME (EXPENSE)
    Interest income .......................          294           202
    Interest expense ......................       (2,274)       (2,244)
    Other, net ............................          (15)          (47)
                                              ----------    ----------
                                                  (1,995)       (2,089)
                                              ----------    ----------
Earnings before income taxes ..............       10,499         7,262
Income tax expense ........................       (4,410)       (3,086)
                                              ----------    ----------
NET EARNINGS ..............................   $    6,089    $    4,176
                                              ==========    ==========

NET EARNINGS PER COMMON SHARE:
    Basic:                                    $     0.34    $     0.24
                                              ==========    ==========
    Diluted: ..............................   $     0.31    $     0.23
                                              ==========    ==========

Weighted-average common shares outstanding:
  Basic ...................................       18,065        17,670
                                              ==========    ==========
  Diluted .................................       22,741        17,927
                                              ==========    ==========

  Dividends declared per common share .....   $     0.03    $     0.03
                                              ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                FOR THE SIX MONTHS ENDED
                                                 JUNE 25,      JUNE 26,
                                                   2005          2004
                                                ----------    ----------
                                                      (UNAUDITED)
                                                 (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
NET SALES ...................................   $  272,620    $  237,167

COSTS AND EXPENSES
   Cost of sales ............................      203,414       175,922
   Selling, general and administrative ......       40,302        38,911
   Research and development .................        8,412         4,316
   Environmental cost provision, Deer
    Park facility............................        1,250            --
                                                ----------    ----------
                                                   253,378       219,149
                                                ----------    ----------
OPERATING EARNINGS ..........................       19,242        18,018

NON-OPERATING INCOME (EXPENSE)
   Interest income ..........................          795           444
   Interest expense .........................       (4,465)       (4,467)
   Other, net ...............................          (60)          (25)
                                                ----------    ----------
                                                    (3,730)       (4,048)
                                                ----------    ----------
Earnings before income taxes ................       15,512        13,970
Income tax expense ..........................       (6,515)       (5,937)
                                                ----------    ----------
NET EARNINGS ................................   $    8,997    $    8,033
                                                ==========    ==========
NET EARNINGS PER COMMON SHARE:
   Basic ....................................   $     0.50    $     0.46
                                                ==========    ==========
   Diluted ..................................   $     0.49    $     0.45
                                                ==========    ==========

Weighted-average common shares outstanding:
  Basic .....................................       17,998        17,610
                                                ==========    ==========
  Diluted ...................................       22,690        17,880
                                                ==========    ==========

  Dividends declared per common share .......   $     0.06    $     0.06
                                                ==========    ==========

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                -------------------------------
                                                                                JUNE 25,               JUNE 26,
                                                                                  2005                   2004
                                                                                --------               --------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net earnings                                                                  $  8,997               $  8,033
  Adjustments to earnings to arrive at cash provided by operations:
     Depreciation                                                                  4,942                  5,455
     Amortization                                                                  2,621                  2,885
     Bad debt expense                                                                824                    190
     Deferred tax provision                                                          113                    164
     Loss on disposal of property, plant and equipment                                --                     26
     Environmental cost provision, Deer Park facility                              1,250                     --
     Deferred compensation expense                                                   866                    402
     Non-cash Employee Stock Ownership Plan compensation expense                   2,550                  2,028
     Dividends on unallocated Employee Stock Ownership Plan shares                   128                    139
     Common shares issued for directors' fees                                         98                     67
     Income tax benefit from stock options and Long-Term Incentive Plan              435                    449
     Changes in operating assets and liabilities, excluding
      effects of acquisitions:
       Accounts receivable                                                       (13,994)                (1,994)
       Inventories                                                               (21,616)               (14,670)
       Prepayments and other assets                                                1,929                  1,719
       Accounts payable, accrued liabilities and other                              (638)               (10,651)
       Contract advances and deposits                                              4,043                  4,037
                                                                                --------               --------
Cash used by operations                                                           (7,452)                (1,721)
                                                                                --------               --------

INVESTING ACTIVITIES:

  Purchase of plant and equipment                                                (13,089)                (4,199)
  Payments received on notes receivable                                              150                    150
  Cash paid for acquisitions, net of cash acquired                               (35,072)                    --
  Cash received from Emblem escrow settlement                                         --                    301
                                                                                --------               --------
Cash used by investing activities                                                (48,011)                (3,748)
                                                                                --------               --------

FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                                            593                    656
  Proceeds from management group receivables                                          --                    117
  Repayments of acquired debt                                                     (4,877)                    --
  Payment of common share cash dividends                                          (1,209)                (1,195)
                                                                                --------               --------
Cash used by financing activities                                                 (5,493)                  (422)
                                                                                --------               --------
Net decrease in cash and cash equivalents                                        (60,956)                (5,891)
Cash and cash equivalents at beginning of year                                    98,884                 86,632
                                                                                --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 37,928               $ 80,741
                                                                                ========               ========

Supplemental disclosures:
  Cash paid for:
     Interest                                                                   $  3,617               $  3,617
                                                                                ========               ========
     Income taxes                                                               $  7,393               $  7,332
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

                                                                  FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                                    JUNE 25,      JUNE 26,        JUNE 25,     JUNE 26,
                                                                      2005          2004           2005            2004
                                                                  ------------  -------------  -------------  ----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Earnings:
  As reported................................................     $      6,089  $       4,176  $       8,997  $    8,033
 Deferred compensation expense, net of tax.......................          272            115            502         231
  Stock based compensation expense based on fair value
     method, net of tax......................................             (554)          (490)        (1,207)     (1,026)
                                                                  ------------  -------------  -------------  ----------
  Pro forma..................................................      $     5,807  $       3,801  $       8,292  $    7,238
                                                                  ------------  -------------  -------------  ----------
Basic earnings per common share:
  As reported................................................     $       0.34 $         0.24  $        0.50  $     0.46
  Pro forma..................................................             0.32           0.22           0.46        0.41
Diluted earnings per common share:
  As reported................................................     $       0.31  $        0.23 $         0.49  $     0.45
  Pro forma..................................................             0.30           0.21           0.45        0.40
                                                                  ------------  -------------  -------------  ----------

      During the three months ended June 25, 2005, the Company issued 37,244 common shares for the exercise of stock options and 2,500 restricted common shares for long-term incentive awards. For the six months ended June 25, 2005, the Company issued 54,997 common shares for the exercise of stock options and 108,750 restricted common shares for long-term incentive awards.

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

(3) ACQUISITIONS

      During the second quarter of 2005, the Company acquired a designer, manufacturer and integrator of classified intelligence systems. The acquisition is expected to expand the range of products and related services that the Company offers. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities; therefore, amounts recorded are subject to change. The acquisition was accounted for as a purchase and, accordingly, the operating results are included in the Company's consolidated financial statements since the acquisition date. The acquired company became part of the Company's Defense segment.

      On a proforma basis, had the acquisition taken place as of the beginning of each respective year, the results of operations would not have been materially affected for 2004 and 2005.

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

      In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1, each year.

      The changes in the carrying amount of goodwill by segment for the six months ended June 25, 2005 are as follows:


                                                                        COMMUNI-
                                                                         CATIONS
                                                                        AND SPACE
                                                         DEFENSE        PRODUCTS          TOTAL
                                                        ----------     ----------     ------------
                                                                       (IN THOUSANDS)
Balance as of January 1, 2005.......................... $   89,990     $    1,661     $     91,651
Preliminary allocation for acquisition.................     37,290             --           37,290
                                                        ----------     ----------     ------------
Balance as of June 25, 2005............................ $  127,280     $    1,661     $    128,941
                                                        ==========     ==========     ============

      Summarized below are intangible assets subject to amortization.

                                                                     JUNE  25,   DECEMBER 31,
                                                                        2005        2004           LIFE
                                                                    ----------   ------------   ----------
                                                                          (IN THOUSANDS)
Capitalized non-compete agreements related to the
  acquisitions of DSI/AERA/Darlington/Emblem....................    $    3,118   $      3,118    1-5 years
Purchased technologies related to the acquisitions of
Condor/Emblem...................................................        17,003         17,003   8-20 years
Customer contracts and relationships related to the acquisitions
 of AERA/Darlington/Emblem........................................      39,198         39,198  10-20 years
Tradename related to the acquisitions of
AERA/Darlington/Emblem.............................................      1,569          1,569   5-10 years
Other intangible assets related to the acquisition of Condor....           916            916   2 years
                                                                    ----------   ------------
                                                                        61,804         61,804
Less accumulated amortization...................................       (14,069)       (11,448)
                                                                    -----------  ------------
                                                                    $   47,735   $     50,356
                                                                    ==========   ============

      The amortization expense for the three months ended June 25, 2005 and June 26, 2004 amounted to $1.3 million and $1.4 million, respectively. The amortization expense for the six months ended June 25, 2005 and June 26, 2004 amounted to $2.6 million and $2.9 million, respectively. Total remaining amortization expense for 2005, 2006, 2007, 2008, 2009 and thereafter related to these intangible assets is estimated to be $2.6 million, $5.3 million, $5.1 million, $4.5 million, $4.4 million and $25.8 million, respectively.

      All intangible assets other than goodwill are subject to amortization.

      (5) INVENTORIES

      Inventories are summarized by major classification as follows:

                                                JUNE 25,     DECEMBER 31,
                                                  2005           2004
                                               ----------    ------------
                                                     (IN THOUSANDS)
Raw material and supplies..................    $   10,674    $     10,461
Work-in-process............................        75,525          44,752
Finished goods.............................         2,008           2,043
      Less: Unliquidated progress payments        (13,724)         (4,389)
                                               -----------   ------------
                                               $   74,483    $     52,867
                                               ==========    ============

(6) EARNINGS PER SHARE

      The following table sets forth the basis for the computation of basic and diluted earnings per share:


                                                            FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                                    ENDED                   ENDED
                                                           -----------------------  ----------------------
                                                            JUNE 25,     JUNE 26,    JUNE 25,    JUNE 26,
                                                              2005         2004        2005        2004
Numerator:
  Earnings   from   continuing   operations
     for basic calculation.............................    $    6,089   $    4,176  $    8,997  $    8,033
  Effect of dilutive securities:
     Convertible notes.................................         1,067           --       2,134          --
                                                           ----------   ----------  ----------  ----------
  Numerator for diluted calculation....................    $    7,156   $    4,176  $   11,131  $    8,033
                                                           ==========   ==========  ==========  ==========
Denominator:
  Denominator for basic calculation....................        18,065       17,670      17,998      17,610
  Effect of dilutive securities:
     Stock options.....................................           268          257         284         270
     Convertible notes.................................         4,408           --       4,408          --
                                                           ----------   ----------  ----------  ----------
  Denominator for diluted calculation..................        22,741       17,927      22,690      17,880
                                                           ==========   ==========  ==========  ==========

      The assumed conversion of the notes was dilutive for 2005 and anti-dilutive for 2004.

      The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                    FOR THE SIX MONTHS
                                                          ENDED
                                                    ------------------
                                                     JUNE 25,  JUNE 26,
                                                      2005      2004
                                                    ---------  -------
5.25 % Convertible Subordinated Notes.........              -    4,408
Unexercised stock options.....................             67      342
                                                    ---------  -------
                                                           67    4,750
                                                    =========  =======

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

      For the three months ended June 25, 2005 and June 26, 2004, the Company recorded pension expense of $1.1 million and $0.5 million, respectively. For the six months ended June 25, 2005 and June 26, 2004, the Company recorded pension expense of $2.1 million and $1.1 million, respectively. Summarized below are the components of the expense for each period presented.

                                                 FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                   JUNE 25,      JUNE 26,       JUNE 25,    JUNE 26,
                                                     2005          2004           2005        2004
                                                 -----------   -----------    -----------   --------
                                                                     (IN THOUSANDS)
Service cost...................................  $     3,088   $     3,037    $     6,177   $  6,074
Expected return on plan assets.................       (3,181)       (3,176)        (6,362)    (6,352)

Amortization of unrecognized net loss..........         1,162            689         2,324        1,378
                                                 ------------  -------------  ------------  -----------
                                                 $      1,069  $         550  $      2,139  $     1,100
                                                 ============  =============  ============  ===========

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

(9) COMPREHENSIVE INCOME

      As of June 25, 2005, accumulated other comprehensive income included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended June 25, 2005 was $6.4 million compared to comprehensive income for the three months ended June 26, 2004 of $4.2 million. Comprehensive income for the six months ended June 25, 2005 was $9.2 million compared to comprehensive income for the six months ended June 26, 2004 of $8.1 million.

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

                                                     FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                       JUNE 25,       JUNE 26,      JUNE 25,     JUNE 26,
                                                         2005           2004          2005         2004
                                                         ----           ----          ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales:
Defense...........................................   $    104,036   $   99,427    $   190,163   $  187,467
Communications and Space Products.................         41,315       14,510         61,115       26,062
Engineered Materials..............................         10,761       12,353         21,342       23,638
                                                     ------------   ----------    -----------   ----------
                                                          156,112   $  126,290        272,620   $  237,167
                                                     ------------   ----------    ------------  ----------
Operating earnings (loss):
Defense...........................................   $      8,954   $    8,970    $    15,341   $   18,000
Communications and Space Products.................          4,948           97          4,833         (994)
Engineered Materials..............................           (158)         284            318        1,012
Environmental cost provision, Deer Park facility..         (1,250)          --         (1,250)          --
                                                     ------------   ----------    -----------   ----------
                                                           12,494        9,351         19,242       18,018
                                                     ------------   ----------    -----------   ----------

Net interest expense..............................         (1,980)      (2,042)        (3,670)      (4,023)

Other, net........................................            (15)         (47)           (60)         (25)
                                                     ------------   ----------    -----------   ----------
Earnings before income taxes......................   $     10,499   $    7,262    $    15,512   $   13,970
                                                     ------------   ----------    -----------   ----------

      (11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

      The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at June 25, 2005 and December 31, 2003 and for the three and six month periods ended June 25, 2005 and June 26, 2004. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

      On January 1, 2005 the Company merged two wholly owned subsidiaries into itself, the result of which caused three divisions of the former subsidiaries to become part of the parent.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 25, 2005

                                             EDO Corporation
                                             Parent Company      Subsidiary
                                                  Only           Guarantors       Non-Guarantors      Eliminations      Consolidated
                                             ---------------     ----------       --------------      ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents                       $  34,101         $    (850)        $   4,677          $      --         $  37,928
Accounts receivable, net                           59,341           109,069             3,387                 --           171,797
Inventories                                        26,071            44,219             4,193                 --            74,483
Deferred income tax asset, net                      4,933                --                --                 --             4,933
Prepayments and other                               2,671             1,317               328                 --             4,316
Notes receivable                                    7,184                                  --                 --             7,184
                                                ---------          --------         ---------          ---------         ---------
Total current assets                              134,301           153,755            12,585                 --           300,641

Investment in subsidiaries                        293,577                                               (293,577)               --
Property, plant and equipment, net                 23,146            16,918             3,235                 --            43,299
Goodwill                                               --           120,231             8,710                 --           128,941
Other intangible assets, net                                         35,625            12,110                 --            47,735
Deferred income tax asset, net                     30,241                                  --                 --            30,241
Other assets                                       14,750               943                --                 --            15,693
                                                ---------          --------         ---------          ---------         ---------
                                                $ 496,015         $ 327,472         $  36,640          $(293,577)        $ 566,550

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities        $  28,165         $  52,119         $   3,854          $    (621)        $  83,517
Contract advances and deposits                      2,417            15,322                --                 --            17,739
                                                ---------          --------         ---------          ---------         ---------
Total current liabilities                          30,582            67,441             3,854               (621)          101,256

Long-term debt                                    137,800                --                --                 --           137,800
Post retirement benefits obligations               95,714               (66)               66                 --            95,714
Income taxes payable                                5,768                --                --                 --             5,768
Environmental obligation                            1,659                --                --                 --             1,659
Intercompany accounts                                  --           168,698            25,794           (194,492)               --
Shareholders' equity:
Preferred shares
Common shares                                      20,276                98                --                (98)           20,276
Additional paid-in capital                        164,798            25,221             6,418            (31,639)          164,798
Retained earnings                                 103,920            70,295               484            (70,779)          103,920
Accumulated other comprehensive loss,
   net of income tax benefit                      (42,317)             (163)               24                 --           (42,456)
Treasury shares                                    (1,638)           (4,052)               --              4,052            (1,638)
Unearned ESOP shares                              (15,414)               --                --                 --           (15,414)
Management group receivables                         (221)               --                --                 --              (221)
Deferred compensation under Long-Term
   Incentive Plan                                  (4,912)               --                --                 --            (4,912)
                                                ---------          --------         ---------          ---------         ---------
Total shareholders' equity                        224,492            91,399             6,926            (98,464)          224,353
                                                ---------          --------         ---------          ---------         ---------
                                                $ 496,015         $ 327,472         $  36,640          $(293,577)        $ 566,550
                                                =========         =========         =========          =========         =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
JUNE 25, 2005

                                        EDO Corporation
                                        Parent Company   Subsidiary
                                            Only         Guarantors   Non-Guarantors   Eliminations     Consolidated
                                        ---------------  ----------   --------------   ------------     ------------
Net Sales                                 $ 50,690        $ 92,941        $ 6,801        $   5,680        $ 156,112
Costs and expenses:
Cost of sales                               41,914          65,971          4,795            5,680          118,360
Selling, general and administrative          3,806          14,786          1,422               --           20,014
Research and development                     1,639           2,092            263               --            3,994
Environmental cost provision,
 Deer Park facility                          1,250                                                            1,250
                                            48,609          82,849          6,480            5,680          143,618
Operating Earnings                           2,081          10,092            321               --           12,494
Non-operating income (expense)
Interest income                                246              11             37               --              294

Interest expense                            (2,274)             --             --               --           (2,274)
Other, net                                       1             29            (45)              --              (15)
Income tax (benefit) expense                   248           3,981            181               --            4,410

(Loss) earnings after income taxes            (194)          6,151            132               --            6,089
Equity in undistributed earnings of
subsidiaries                                 6,283              --             --           (6,283)              --

Net earnings                              $  6,089        $  6,151        $   132        $  (6,283)       $   6,089
                                          ========        ========        =======        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE SIX MONTHS ENDED
JUNE 25, 2005

                                     EDO Corporation
                                      Parent Company   Subsidiary
                                           Only        Guarantors    Non-Guarantors  Eliminations    Consolidated
                                     ---------------   ----------    --------------  ------------    ------------
Net Sales                                $ 86,940       $ 179,006       $ 14,205       $  (7,531)      $ 272,620
Costs and expenses:
Cost of sales                              71,604         129,147         10,194          (7,531)        203,414
Selling, general and administrative         7,534          29,754          3,014              --          40,302
Research and development                    3,022           4,861            529              --           8,412
Environmental cost provision, Deer Park
 Facility                                   1,250              --             --              --           1,250
                                           83,410         163,762         13,737          (2,956)        253,378
Operating Earnings                          3,530          15,244            468              --          19,242

Non-operating income (expense)
Interest income                               709              28             58              --             795
Interest expense                           (4,465)             --             --              --          (4,465)
Other, net                                     11              23            (94)             --             (60)
                                           (3,745)             51            (36)             --          (3,730)
(Loss) earnings before income taxes          (215)         15,295            432              --          15,512
Income tax (benefit) expense                  133           6,085            297              --           6,515
(Loss) earnings after income taxes           (348)          9,210            135              --           8,997
Equity in undistributed earnings of
subsidiaries                                9,345              --             --          (9,345)             --
Net earnings                             $  8,997           9,210       $    135       $  (9,345)      $   8,997
                                         ========       =========       ========       =========       =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 25, 2005

                                                           EDO Corporation
                                                            Parent Company  Subsidiary
                                                                 Only       Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                           ---------------  ----------   --------------  ------------  ------------
Operating Activities:
Net earnings                                                   $  8,997     $  9,210        $   135        $ (9,345)      $ 8,997
Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                                      2,291        2,386            265                         4,942
Amortization                                                          0        2,112            509                         2,621
Deferred tax benefit                                                113            0                                          113
Bad debt expense                                                    184          640                                          824
Loss on sale of property, plant and equipment                         0            0                                            0
Environmental cost provision-Deer Park                            1,250            0                                        1,250
Impairment loss on assets held for sale                                            0                                            0
Deferred compensation expense                                       866            0                                          866
Non-cash Employee Stock Ownership Plan
  compensation expense                                            2,550                                                     2,550
Non-cash stock option compensation expense                                                                                      0
Dividends on unallocated Employee Stock Ownership
  Plan shares                                                       128                                                       128
Common shares issued for directors' fees                             98                                                        98
Income tax benefit from stock options                               435                                                       435
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                               (9,345)                                      9,345             0
Intercompany/Investment in                                        6,746       (6,629)          (117)                            0
Accounts receivable                                              (4,858)     (10,481)         1,345                       (13,994)
Inventories                                                     (11,414)     (10,483)           281                       (21,616)

Prepayments and other assets                                      1,870           51               8                        1,929
Contribution to defined benefit pension plan                                                                                    0
Accounts payable, accrued liabilities and other                   7,202        8,711         (2,147)                         (638)
Contract advances and deposits                                   (2,817)       6,860                                        4,043

                                                               --------     --------        -------        --------       -------
Cash provided (used) by continuing operations                   (10,108)       2,377            279               0        (7,452)


Investing Activities:
Purchase of plant and equipment                                  (8,505)      (4,541)           (43)                      (13,089)
Proceeds from sale of property, plant and equipment                                                                             0
Payments received on notes receivable                               150                                                       150
Purchase of marketable securities                                     0                                                         0
Restricted cash                                                       0                                                         0
Cash paid for acquisitions, net of cash acquired                (35,072)                                                  (35,072)
Cash received from Emblem escrow settlement                           0                           0                             0

                                                               --------     --------        -------        --------       -------
Cash used by investing activities                               (43,427)      (4,541)           (43)              0       (52,888)

Financing Activities:
Proceeds from exercise of stock options                             593                                                       593
Proceeds from management group receivables                            0            0                                            0
Repayments of acquired debt                                      (4,877)                                                   (4,377)
Payment of common share cash dividends                           (1,209)                                                   (1,209)

                                                               --------     --------        -------        --------       -------
Cash (used) provided by financing activities                     (5,493)           0              0               0          (616)

                                                               --------     --------        -------        --------       -------
Net decrease in cash and cash equivalents                       (59,028)      (2,164)           236               0       (60,956)

Cash and cash equivalents at beginning of year                   93,129        1,314          4,441                        98,884

                                                               --------     --------        -------        --------       -------
Cash and cash equivalents at end of the period                 $ 34,101     $   (850)       $ 4,677        $     --      $ 37,928
                                                               ========     ========        =======        ======        ========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004

                                          EDO Corporation
                                          Parent Company   Subsidiary
                                               Only        Guarantors   Non-Guarantors  Eliminations   Consolidated
                                          ---------------  ----------   --------------  ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                    $  93,129      $   1,314      $   4,441             --      $  98,884
Accounts receivable, net                        54,667         94,411          4,732             --        153,810
Inventories                                     14,657         33,735          4,474             --         52,866
Deferred income tax asset, net                   5,046             --             --             --          5,046
Notes receivable                                 7,202             --             --             --          7,202
Prepayments and other                            2,029          1,128            336             --          3,493
                                             ---------      ---------      ---------      ---------      ---------
Total current assets                           176,730        130,589         13,983             --        321,302
                                             ---------      ---------      ---------      ---------      ---------

Investment in subsidiaries                     150,136             --             --       (150,136)            --
Property, plant and equipment, net              16,931         14,442          3,457             --         34,830
Goodwill                                            --         82,941          8,710             --         91,651
Other intangible assets, net                        --         37,737         12,619             --         50,356
Deferred income tax asset, net                  30,241             --             --             --         30,241
Other assets                                    17,394            915             --             --         18,309
                                             ---------      ---------      ---------      ---------      ---------
                                             $ 391,432      $ 266,624      $  38,769      $(150,136)     $ 546,689
                                             ---------      ---------      ---------      ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities     $  34,489      $  40,677      $   5,732             --      $  80,898
          Contract advances and deposits         5,234          8,462             --             --         13,696
                                             ---------      ---------      ---------      ---------      ---------

Total current liabilities                       39,723         49,139          5,732             --         94,594
                                             ---------      ---------      ---------      ---------      ---------

Long-term debt                                 137,800             --             --             --        137,800
Income taxes payable, long-term                  5,768             --             --             --          5,768
Deferred income tax liabilities, net              (169)            --            169             --             --
Post retirement benefits obligations            94,936             --             --             --         94,936
Environmental obligation                         1,663             --             --             --          1,663
Intercompany accounts                         (100,828)       138,931         25,911        (64,014)            --

Shareholders' equity:
Preferred shares                                    --             --             --             --             --
Common shares                                   20,112             98             --            (98)        20,112
Additional paid-in capital                     158,548         25,221          6,418        (31,639)       158,548
Retained earnings                               96,004         58,088            349        (58,437)        96,004
Accumulated other comprehensive loss,
net of income tax benefit                      (42,008)          (801)           190             --        (42,619)
Treasury shares                                 (1,449)        (4,052)            --          4,052         (1,449)
Unearned ESOP shares                           (16,039)            --             --             --        (16,039)
Management group receivables                      (221)            --             --             --           (221)
Deferred compensation under Long-Term
Incentive Plan                                  (2,408)            --             --             --         (2,408)
                                             ---------      ---------      ---------      ---------      ---------
Total shareholders' equity                     212,539         78,554          6,957        (86,122)       211,928
                                             ---------      ---------      ---------      ---------      ---------

                                             $ 391,432      $ 266,624      $  38,769      $(150,136)     $ 546,689
                                             =========      =========      =========      =========      =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
JUNE 26, 2004

                                         EDO Corporation
                                          Parent Company  Subsidiary
                                               Only       Guarantors  Non-Guarantors Eliminations   Consolidated
                                         ---------------  ----------  -------------- ------------   ------------
Continuing Operations:
Net Sales                                   $ 48,881       $ 73,328      $ 7,037      $  (2,956)     $ 126,290
Costs and expenses:
Cost of sales                                 38,672         52,566        6,982         (2,956)        95,264
Selling, general and administrative            5,975         13,488         (639)            --         18,824
Research and development                       1,100          1,069          682             --          2,851
                                            --------       --------      -------      ---------      ---------
                                              45,747         67,123        7,025         (2,956)       116,939
                                            --------       --------      -------      ---------      ---------
Operating Earnings                             3,134          6,205           12             --          9,351
                                            --------       --------      -------      ---------      ---------
Non-operating income (expense)
Interest income                                  167             24           11             --            202
Interest expense                              (2,244)            --           --             --         (2,244)
Other, net                                       (44)            (3)          --             --            (47)
                                            --------       --------      -------      ---------      ---------
                                              (2,121)            21           11             --         (2,089)
(Loss) earnings from continuing
   operations before income taxes              1,013          6,226           23             --          7,262
Income tax (benefit) expense                     863          2,144           79             --          3,086
                                            --------       --------      -------      ---------      ---------
Earnings (loss) from continuing
   operations                                    150          4,082        ( 56)             --          4,176
Equity in undistributed earnings of
   subsidiaries                                4,026             --           --         (4,026)            --
                                            --------       --------      -------      ---------      ---------
Net earnings from continuing operations        4,176          4,082          (56)            --          4,176
Earnings from discontinued operations             --             --           --             --             --
                                            --------       --------      -------      ---------      ---------
Net earnings                                $  4,176       $  4,082      $   (56)     $  (4,024)     $   4,176
                                            ========       ========      =======      =========      =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE SIX MONTHS ENDED
JUNE 26, 2004

                                          EDO Corporation
                                          Parent Company   Subsidiary
                                              Only         Guarantors    Non-Guarantors   Eliminations    Consolidated
                                          ---------------  ----------    --------------   ------------    ------------
Continuing Operations:
Net Sales                                    $ 95,031       $ 134,200      $ 14,383        $ (6,447)       $ 237,167

Costs and expenses:
Cost of sales                                  73,861          97,587        10,921          (6,447)         175,922
Selling, general and administrative            12,562          23,594         2,755                           38,911
Research and development                        1,808           1,826           682                            4,316
Acquisition-related costs                           0               0             0                               --
Benefit plan curtailment loss                       0               0             0                               --
Impairment on Deer Park facility                    0               0             0                               --
                                             --------       ---------      --------        --------        ---------
                                               88,231         123,007        14,358          (6,447)         219,149

                                             --------       ---------      --------        --------        ---------
                                                6,800          11,193            25               0           18,018

Non-operating income (expense)
Interest income                                   338              53            53                              444
Interest expense                               (4,467)                                                        (4,467)
Other, net                                        (95)             70                                            (25)
                                             --------       ---------      --------        --------        ---------
                                               (4,224)            123            53                           (4,048)

(Loss) earnings from continuing operations
  before income taxes                           2,576          11,316            78               0           13,970
Income tax (benefit) expense                    1,083           4,680           174                            5,937
                                             --------       ---------      --------        --------        ---------
(Loss) earnings from continuing operations      1,493           6,636           (96)              0            8,033
Equity in undistributed earnings of
  subsidiaries                                  6,540               0             0          (6,540)              --
                                             --------       ---------      --------        --------        ---------
                                                8,033           6,636           (96)         (6,540)           8,033
Earnings from discontinued operations               0                                                             --

                                             --------       ---------      --------        --------        ---------
Net earnings                                 $  8,033       $   6,636      $    (96)       $ (6,540)       $   8,033
                                             ========       =========      ========        ========        =========


EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 26, 2004

                                                                  EDO
                                                              Corporation
                                                                 Parent     Subsidiary
                                                             Company Only   Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                             ------------   ----------   --------------  ------------  ------------
Operating Activities:
Earnings from continuing operations                               $ 8,033      $ 6,634            $ (96)     $ (6,538)      $ 8,033
Adjustments to earnings to arrive at cash provided
(used) by continuing operations:
Depreciation                                                        1,292        3,767              396                       5,455
Amortization                                                            0        2,382              503                       2,885
Deferred tax benefit                                                  164                                                       164
Bad debt expense                                                        0          190                                          190
Loss on sale of property, plant and equipment                           0           26                                           26
Impairment loss on assets held for sale                                              0                                            0
Deferred compensation expense                                         402                                                       402
Non-cash Employee Stock Ownership Plan compensation expense         2,028                                                     2,028
Non-cash stock option compensation expense                                                                                        0
Dividends on unallocated Employee Stock Ownership Plan shares         139                                                       139
Common shares issued for directors' fees                               67                                                        67
Income tax benefit from stock options                                 449                                                       449
Changes in operating assets and liabilities, excluding effects of acquisitions:
Equity in earnings of subsidiaries                                 (6,538)                                      6,538             0
Intercompany/Investment in                                          1,179       (1,462)             283                           0
Accounts receivable                                                 2,059       (3,629)            (424)                     (1,994)
Inventories                                                        (2,404)     (11,783)            (483)                    (14,670)
Prepayments and other assets                                          321        1,391                7                       1,719
Contribution to defined benefit pension plan                                                                                      0
Accounts payable, accrued liabilities and other                   (11,384)       1,197             (464)                    (10,651)
Contract advances and deposits                                       (782)       4,819                                        4,037

                                                                 --------  -----------  ---------------  ------------  ------------
Cash provided (used) by continuing operations                      (4,975)       3,532             (278)            0        (1,721)

Net cash provided by discontinued operations                            0                                                         0

Investing Activities:
Purchase of plant and equipment                                      (264)      (3,772)             (163)                    (4,199)
Proceeds from sale of property, plant and equipment                                                                               0
Payments received on notes receivable                                 150                                                       150
Purchase of marketable securities                                       0                                                         0
Restricted cash                                                         0                                                         0
Cash paid for acquisitions, net of cash acquired                        0                                                         0
Cash received from Emblem escrow settlement                             0            0              301                         301

                                                                 --------  -----------  ---------------  ------------  ------------
Cash used by investing activities                                    (114)      (3,772)             138             0        (3,748)

Financing Activities:
Proceeds from exercise of stock options                               656                                                       656
Proceeds from management group receivables                            117                                                       117
Repayments of acquired debt                                             0                                                         0
Payment of common share cash dividends                             (1,195)                                                   (1,195)

                                                                 --------  -----------  ---------------  ------------  ------------
Cash (used) provided by financing activities                         (422)           0                0             0          (422)

                                                                 --------  -----------  ---------------  ------------  ------------
Net decrease in cash and cash equivalents                          (5,511)        (240)            (140)            0        (5,891)

Cash and cash equivalents at beginning of year                     73,834        7,630            5,168                      86,632

                                                                 --------  -----------  ---------------  ------------  ------------
Cash and cash equivalents at end of year                         $ 68,322      $ 7,391          $ 5,028           $ -    $   80,741


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

            -     Aircraft Armament

            -     Undersea Warfare

            -     Professional Services

            -     C4 - Command, Control, Communications and Computers

            -     Integrated Composite Structures

      We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and industrial applications. We believe our advanced electronic, electromechanical systems, information systems and engineered materials are mission-critical on a wide range of military programs. We have three reporting segments: Defense, Communications and Space Products, and Engineered Materials. Our Defense segment provides integrated front-line warfighting systems and components including electronic-warfare systems, reconnaissance and surveillance systems, aircraft weapons suspension and release systems, integrated combat systems, command, control, communications, and computers (C4) products and systems, undersea-warfare systems and professional and engineering services for military forces and friendly governments worldwide. Our Communications and Space Products segment supplies antenna products and ultra-miniature electronics and systems for the remote sensing and electronic warfare industries. Our Engineered Materials segment supplies commercial and military piezo-electric ceramic products and integrated composite structures for the aircraft and oil industries. A disciplined acquisition program is diversifying the base of major platforms and customers.

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

RESULTS OF OPERATIONS

      The following information should be read in conjunction with the Consolidated Financial Statements as of June 25, 2005.

THREE MONTHS ENDED JUNE 25, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 26, 2004

      Net sales by segment were as follows:

                                               THREE MONTHS ENDED        INCREASE/(DECREASE)
                                              JUNE 25,      JUNE 26,            FROM
SEGMENT                                         2005          2004          PRIOR PERIOD
------------------------------------------    --------      --------     -------------------
                                              (DOLLARS IN THOUSANDS)
Defense ..................................     $104,036     $ 99,427              4.6%
Communications and Space Products ........       41,315       14,510            184.7%
Engineered Materials .....................       10,761       12,353            (12.9)%
                                               --------     --------            -----
Total ....................................     $156,112     $126,290             23.6%
                                               ========     ========            =====

    In the Defense segment, the increase in sales was attributed to higher sales of C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") for the Marine Corps, which was awarded last year. In addition, $4.3 million of sales were contributed from the acquired company. These increases were partially offset by decreases in sales of electronic warfare systems and professional services.

    In the Communications and Space Products segment, the increase in sales was primarily attributable to deliveries of Warlock force protection systems to the U.S. Army. The Warlock program will continue to be a significant contributor to sales and margin as deliveries increase in the second half of this year. In addition, there was an increase in sales of antenna products in the three months ended June 25, 2005 compared to the three months ended June 26, 2004.

    In the Engineered Materials segment, the decrease in sales was primarily attributable to higher sales of fiber composite piping in the prior year second quarter, wherein we had been awarded a contract to replace a competitor's composite piping that had failed.

    Operating earnings by segment were as follows:

                                                         THREE MONTHS ENDED
                                                       JUNE 25,         JUNE 26,
SEGMENT                                                  2005            2004
-----------------------------------------------        --------         --------
                                                         (DOLLARS IN THOUSANDS)
Defense .......................................        $  8,954         $  8,970
Communications and Space Products .............           4,948               97
Engineered Materials ..........................            (158)             284
Environmental cost provision, Deer Park
  facility.....................................          (1,250)              --
                                                       --------         --------
Total .........................................        $ 12,494         $  9,351
                                                       ========         ========

      Operating earnings for the three months ended June 25, 2005 were $12.5 million or 8.0% of net sales. This compares to operating earnings for the three months ended June 26, 2004 of $9.4 million or 7.4% of net sales. During the three months ended June 25, 2005, the Company incurred a charge of $1.25 million to reserve for an environmental cleanup effort relating to the Company's former Deer Park facility.

      The Defense segment's operating earnings for the three months ended June 25, 2005 were $9.0 million or 8.6% of this segment's net sales and are consistent with the $9.0 million or 9.0% of this segment's net sales for the three months ended June 26, 2004. Operating earnings for the three months ended June 25, 2005 were negatively impacted by a $1.8 million cost growth on an undersea warfare systems program. Ongoing system testing identified various performance issues that require design and software modifications. We believe we have accounted for all costs for the modification and future re-testing in our estimate-to-complete. The next significant test for the undersea warfare systems program is currently scheduled to occur later this year. There was also cost growth on several other Defense segment programs. These impacts were offset by performance improvements on other programs and closeout of contracts at lower costs than originally anticipated.

      For the three months ended June 26, 2004, operating earnings in the Defense segment were positively impacted by approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.3 million negative impact to operating earnings and a $2.3 million impact on the undersea warfare systems program.

      The Communications and Space Products segment operating earnings for the three months ended June 25, 2005 were $4.9 million or 12.0% of this segment's net sales compared to $0.1 million or 0.7% of this segment's net sales for the three months ended June 26, 2004. The increase in operating earnings is related primarily to sales of the Warlock Program to the U.S. Army. This program will be a significant contributor to operating earnings in this segment in the second half of 2005. The results for the three months ended June 26, 2004 included $0.8 million of charges in the antenna product line due to production inefficiencies resulting in inventory adjustments as well as increases in estimates-to-complete.

      The Engineered Materials segment's experienced an operating loss for the three months ended June 25, 2005 of $0.2 million or 1.5% of this segment's net sales compared to operating earnings of $0.3 million or 2.3% of this segment's net sales for the three months ended June 26, 2004. In the second quarter of 2005, there was a negative impact of $0.4 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.4 million charge to earnings. In addition, there was a write-off of $0.2 million to a receivable from a customer of our fiber composite business that filed for bankruptcy. Earnings were also negatively impacted by the lower sales volume. In the three months ended June 26, 2004 there was a charge to earnings of $0.8 million due to an increase to the estimate-to-complete of the aforementioned undersea warfare systems program.

      Other items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                            THREE MONTHS ENDED
                                                         JUNE 25,        JUNE 26,
                                                           2005           2004
                                                         --------        --------
                                                          (DOLLARS IN THOUSANDS)
Pension ........................................          $1,069          $  550
ESOP Compensation expense ......................          $1,236          $  977
Intangible asset amortization ..................          $1,311          $1,438

The increase in pension expense in 2005 compared to 2004 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the three months ended June 25, 2005 is attributable to our higher average stock price compared to the three months ended June 26, 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment. Operating earnings for the three months ended June 25, 2005 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

      Selling, general and administrative expenses for the three months ended June 25, 2005 of $20.0 million decreased as a percent of net sales to 12.8% from 14.9% for the three months ended June 26, 2004. The increase in sales is the primary driver of the decrease.

      Research and development expense for the three months ended June 25, 2005 increased to $4.0 million or 2.6% of net sales from $2.9 million or 2.3% of net sales for the three months ended June 26, 2004. The increase is due to increased spending on force protection and composite munitions.

      Interest expense, net of interest income, for the three months ended June 25, 2005 remained virtually unchanged at $2.0 million compared to the three months ended June 26, 2004. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      Income tax expense reflects an effective rate of 42% for the three month period ended June 25, 2005 and 42.5% for the three month period ended June 26, 2004.

      For the three months ended June 25, 2005, net earnings were $6.1 million or $0.31 per diluted common share on 22.7 million diluted shares compared to net earnings of $4.2 million or $0.23 per diluted common share on 17.9 million diluted shares for the three months ended June 26, 2004. The convertible notes had a dilutive effect in the second quarter of 2005 but not in the 2004 comparable period.

SIX MONTHS ENDED JUNE 25, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 26, 2004

      Net sales by segment were as follows:

                                                  SIX MONTHS ENDED      INCREASE/(DECREASE)
                                               JUNE 25,     JUNE 26,            FROM
SEGMENT                                          2005         2004         PRIOR PERIOD
------------------------------------------     --------     --------    -------------------
                                               (DOLLARS IN THOUSANDS)
Defense ..................................     $190,163     $187,467            1.4%
Communications and Space Products ........       61,115       26,062          134.5%
Engineered Materials .....................       21,342       23,638           (9.7%)
                                               --------     --------          -----
Total ....................................     $272,620     $237,167           14.9%
                                               ========     ========          -----

      In the Defense segment, the increase in sales was attributable to increases in sales of reconnaissance and surveillance systems and C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") for the Marine Corps. There was also a $4.3 million contribution to sales from the acquired company. These increases were offset by decreases in sales of electronic warfare systems and professional services.

      In the Communications and Space Products segment, the increase in sales was attributable to deliveries of Warlock force protection systems to the U.S. Army. The Warlock program will continue to be a significant contributor to sales and margin as deliveries increase in the second half of this year. In addition, there were increased sales of antenna products in the first six months of 2005 compared to the comparable period of 2004.

      In the Engineered Materials segment, the decrease in sales was primarily attributable to higher sales of fiber composite piping in the first half of the prior year, wherein we had been awarded a contract to replace a competitor's composite piping that had failed.

      Operating earnings by segment were as follows:

                                                            SIX MONTHS ENDED
                                                       JUNE 25,        JUNE 26,
SEGMENT                                                  2005            2004
------------------------------------------------       --------        --------
                                                         (DOLLARS IN THOUSANDS)
Defense ........................................       $ 15,341        $ 18,000
Communications and Space Products ..............          4,833            (994)
Engineered Materials ...........................            318           1,012
Environmental cost provision, Deer Park
  facility......................................         (1,250)             --
                                                       --------        --------
Total ..........................................       $ 19,242        $ 18,018
                                                       ========        ========

      Operating earnings for the six months ended June 25, 2005 were $19.2 million or 7.1% of net sales. This compares to operating earnings for the six months ended June 26, 2004 of $18.0 million or 7.6% of net sales. During the six months ended June 25, 2005, the Company incurred a charge of $1.25 million to reserve for an environmental cleanup effort relating to the Company's former Deer Park facility.

      Operating earnings for the six months ended June 25, 2005 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

      The Defense segment's operating earnings for the six months ended June 25, 2005 were $15.3 million or 8.1% of this segment's net sales compared to $18.0 million or 9.6% of this segment's net sales for the six months ended June 26, 2004. This decrease in operating earnings was attributable to decreased sales in our services business and a loss on an electronic warfare systems program. In addition, operating earnings were negatively impacted by the aforementioned cost growth totaling approximately $1.8 million on the undersea warfare systems program. Ongoing system testing identified various performance issues that require design and software modifications. We believe we have accounted for all costs for the modifications and future re-testing in our estimate-to-complete. The next significant test for the undersea warfare systems program is currently scheduled to occur later this year.

      In the first six months of 2004 there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final deliveries of MK105 systems made in 2003 and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.6 million negative impact to operating earnings and a $2.3 million impact on the undersea warfare systems program.

      The Communications and Space Products segment operating earnings for the six months ended June 25, 2005 were $4.8 million or 7.9% of this segment's net sales compared to an operating loss of $1.0 million or 3.8% of this segment's net sales for the six months ended June 26, 2004. This is primarily due to the increased sales of the Warlock force protection systems. The operating loss in 2004 related to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered during testing. In addition, in the first six months of 2004, there was a loss in the antenna product line due to production inefficiencies resulting in inventory adjustments as well as increases in estimates-to-complete.

      The Engineered Materials segment's operating earnings for the six months ended June 25, 2005 were $0.3 million 1.5% of this segment's net sales compared to operating earnings of $1.0 million or 4.3% of this segment's net sales for the six months ended June 26, 2004. The decrease in operating earnings is due to write-offs of receivables of $0.3 million in the fiber composite business and lower sales volume. In addition, in the first six months of 2005, there was a negative impact of $0.4 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the $0.4 million charge to earnings. In the first six months of 2004, there was a $0.8 million charge on the same program.

      Other items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                              SIX MONTHS ENDED
                                                         JUNE 25,        JUNE 26,
                                                           2005            2004
                                                         --------        -------
                                                         (DOLLARS IN THOUSANDS)
Pension ........................................          $2,139          $1,100
ESOP Compensation expense ......................          $2,550          $2,028
Intangible asset amortization ..................          $2,621          $2,871

      The increase in pension expense in 2005 compared to 2004 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the first six months of 2005 is attributable to our higher average stock price compared to the first six months of 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Defense segment.

      Selling, general and administrative expenses for the six months ended June 25, 2005 of $40.3 million decreased as a percent of net sales to 14.8% from 16.4% for the six months ended June 26, 2004. The decrease is attributable primarily to the increase in sales.

      Research and development expense for the six months ended June 25, 2005 increased to $8.4 million or 3.1% of net sales from $4.3 million or 1.8% of net sales for the six months ended June 26, 2004. This increase was attributable to increased spending on force protection systems and composite munitions.

      Interest expense, net of interest income, for the six months ended June 25, 2005 decreased to $3.7 million from $4.0 million for the six months ended June 26, 2004, primarily due to lower interest income on a lower average cash balance. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

      Income tax expense reflects an effective rate of 42% for the six month period ended June 25, 2005 and 42.5% for the six month period ended June 26, 2004.

      For the six months ended June 25, 2005, net earnings were $9.0 million or $0.49 per diluted common share on 22.7 million diluted shares compared to net earnings from continuing operations of $8.0 million or $0.45 per diluted common share on 17.9 million diluted shares for the six months ended June 26, 2004. The convertible notes were dilutive for the six months ended June 25, 2005 and anti-dilutive for the six months ended June 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

      Our cash and cash equivalents decreased 61.6% to $37.9 million at June 25, 2005 from $98.9 million at December 31, 2004. This decrease was due primarily to $35.1 million for the acquisition, $13.1 million used for the purchase of capital equipment, $7.5 million used by operations, $4.9 million to repay acquired debt, and $1.2 million for the payment of common share dividends.

      Accounts receivable increased 11.7% to $171.8 million at June 25, 2005 from $153.8 million at December 31, 2004 due in part to timing of collections of billed receivables and increased sales. At June 25, 2005 approximately 80% of billed receivables are in the under-60 days aging category. There was also growth in unbilled receivables resulting from work progressing on large programs such as the Warlock force protection program.

      Inventories increased 40.9% to $74.5 million at June 25, 2005 from $52.9 million at December 31, 2004 due primarily to the efforts expended on work-in-progress on major programs, such as the Warlock force protection systems program for which deliveries will increase in the second half of the year.

      The notes receivable of $7.2 million at June 25, 2005 and at December 31, 2004 represent notes receivable from the sale of our facility in Deer Park in 2003 and the sale of our College Point facility in January 1996. The Deer Park facility note is due no later than October 9, 2005. The College Point facility note is due in annual amounts through September 2005 with a final payment due on December 31, 2005 and bears interest at 7% per annum. The latter note receivable is secured by a mortgage on the facility.

FINANCING ACTIVITIES

Credit Facility

      We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005.

      The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At June 25, 2005, LIBOR was approximately 3.45% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

      There were no direct borrowings outstanding under the credit facility at June 25, 2005 and December 31, 2004. Letters of credit outstanding at June 25, 2005 pertaining to the credit facility were $29.9 million, resulting in $95.1 million available at June 25, 2005 for standby letters of credit, if needed.

      In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of June 25, 2005, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

      In April 2002, we issued the $137.8 million of Notes. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $1.4 million at June 25, 2005 and $1.5 million at December 31, 2004.

      The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of June 25, 2005, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

    In order to aggregate all commitments and contractual obligations as of June 25, 2005, we have included the following table. We are obligated under building and equipment leases expiring between 2005 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period. Actual pension contribution may differ from amounts presented above and are contingent on cash flow and liquidity.


                                                    Payments Due In (in millions):
                                         -----------------------------------------------------
                                                                                                2010 and
                                           Total     2005      2006      2007    2008    2009    Beyond
                                         --------  --------   ------   -------  ------  ------  --------
5.25%  Convertible  Subordinated  Notes
  due 2007, excluding interest........   $  137.8  $     --   $   --   $ 137.8  $   --  $   --  $     --
Operating leases......................      107.8       7.4     13.1      12.1    11.6    11.3      52.3
Letters of credit.....................       30.3      20.0      8.2       2.1      --      --        --
Pension Contributions                        29.0       6.0      6.0       6.0     6.0     5.0
Advance payment & Performance Bonds           1.9        --      0.2        --      --     1.7        --
                                         --------  --------   ------   ------- -------  ------  --------
Total.................................   $  306.8  $   33.4   $ 27.5   $ 158.0  $ 17.6  $ 18.0  $   52.3
                                         ========  ========   ======   =======  ======  ======  ========

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

      For the three months ended June 25, 2005, sales of Warlock force protection systems represented 19.3% of net sales and 13.1% of net sales for the six months ended June 25, 2005.

BACKLOG

      The funded backlog of unfilled orders at June 25, 2005 increased to $535.1 million from $474.6 million at December 31, 2004. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Shareholders held on April 26, 2005, the following actions were taken:

      (a) Election of Directors. The following nominees were elected as directors. The votes cast for, against or withheld for each nominee were as follows:

   DIRECTOR                 VOTES FOR             VOTES AGAINST               VOTES WITHHELD
------------------        -------------           -------------               --------------
Robert E. Allen           17,788,149.00           N/A                            644,402.00
Robert Alvine             17,889,333.00           N/A                            543,218.00
Dennis C. Blair           18,356,568.00           N/A                             75,983.00
Robert M. Hanisee         17,363,814.00           N/A                          1,068,737.00
Michael J. Hegarty        17,472,404.00           N/A                            960,147.00
Leslie F. Kenne           17,960,276.00           N/A                            472,275.00
Paul J. Kern              18,346,335.00           N/A                             86,216.00
Ronald L. Leach           17,346,752.00           N/A                          1,085,799.00
James Roth                17,768,345.00           N/A                            664,206.00
James M. Smith            17,841,152.00           N/A                            591,399.00
Robert S. Tyrer           18,354,845.00           N/A                             77,706.00
Robert Walmsley           18,356,285.00           N/A                             76,266.00

      (b) An approval to the EDO Corporation Incentive Compensation Plan was approved. The votes cast for, against or withheld were as follows: 13,477,266 votes cast in favor, 2,253,896 votes cast against, 60,164 abstentions and 2,641,230 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

3(a)(1) Restated Certificate of Incorporation of the Company dated May 10, 2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 3(a)(1)).

3(b) By-Laws of the Company as amended October 26, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2004, Exhibit 3(b)).

10.1 EDO Corporation Incentive Compensation Plan + (incorporated herein by reference from Appendix A to EDO Corporation's 2005 Proxy Statement on Schedule 14A filed with the Commission on March 21, 2005).

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

*  Filed herewith.

+  Indicates management contract or compensatory contract or arrangement.

(b) REPORTS ON FORM 8-K

      The following report on Form 8-K was filed during the three months ended June 25, 2005:

DATE OF REPORT                            ITEMS REPORTED
--------------       ----------------------------------------------------------
April 28, 2005       Earnings Release, dated April 28,2005 announcing financial results for the quarter ended March 26, 2005

April 29, 2005       Earnings Release correction for the April 28,2005 8-K
                     filing.

 June 24, 2005       EDO Corporation received a letter contract signifying the
                     initiation of the Department of The Army to execute a
                     contractual modification to existing contract
                     W15PIT-04-C-L001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                           EDO CORPORATION (Registrant)

                                           By: /s/ FREDERIC B. BASSETT
                                               -----------------------
Dated: July 29, 2005                              Frederic B. Bassett
                                          Vice President  Finance,  Treasurer
                                              and Chief Financial Officer