Form 10-Q
period 2005-09-24
EDO CORP
filed 2005-10-28
CIK 31617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 1-3985

                                   ----------

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

     The number of shares of EDO common stock outstanding as of October 26, 2005 was 20,204,111 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

   ITEM 1   Financial Statements.........................................     3

            Consolidated Balance Sheets - September 24, 2005 (unaudited)
            and December 31, 2004........................................     3

            Consolidated Statements of Earnings - (unaudited)
            Three months ended September 24, 2005 and
            September 25, 2004...........................................     4

            Consolidated Statements of Earnings - (unaudited)
            Nine months ended September 24, 2005 and September 25, 2004..     5

            Consolidated Statements of Cash Flows - (unaudited)
            Nine months ended September 24, 2005 and September 25, 2004..     6

            Notes to Consolidated Financial Statements (unaudited).......     7

   ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    17

   ITEM 3   Quantitative and Qualitative Disclosures about Market Risk...    25

   ITEM 4   Controls and Procedures......................................    25

PART II OTHER INFORMATION

   ITEM 6   Exhibits.....................................................    26

SIGNATURES...............................................................    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 24,   DECEMBER 31,
                                                                                        2005           2004
                                                                                   -------------   ------------
                                                                                    (UNAUDITED)
                                                                                       (IN THOUSANDS, EXCEPT
                                                                                        SHARE AND PER SHARE
                                                                                             AMOUNTS)
                                     ASSETS
Current assets:
   Cash and cash equivalents....................................................      $ 48,388       $ 98,884
   Accounts receivable, net.....................................................       180,753        153,810
   Inventories..................................................................        64,558         52,867
   Deferred income tax asset, net...............................................         4,990          5,046
   Notes receivable, current                                                             7,175          7,202
   Prepayments and other........................................................         4,472          3,493
                                                                                      --------       --------
      Total current assets......................................................       310,336        321,302
                                                                                      --------       --------
Property, plant and equipment, net..............................................        47,002         34,830
Goodwill........................................................................       132,388         91,651
Other intangible assets, net....................................................        51,737         50,356
Deferred income tax asset, net..................................................        30,092         30,241
Other assets....................................................................        20,332         18,309
                                                                                      --------       --------
                                                                                      $591,887       $546,689
                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................................      $ 27,383       $ 32,406
   Accrued liabilities..........................................................        56,130         48,492
   Contract advances and deposits...............................................        31,233         13,696
                                                                                      --------       --------
      Total current liabilities.................................................       114,746         94,594
                                                                                      --------       --------
Income taxes payable                                                                     5,768          5,768
Long-term debt..................................................................       137,800        137,800
Post-retirement benefits obligations............................................        96,123         94,936
Environmental obligation........................................................         1,648          1,663
Shareholders' equity:
   Preferred shares, par value $1 per share, authorized 500,000 shares..........            --             --
   Common shares, par value $1 per share, authorized 50,000,000 shares,
      20,302,365 issued in 2005 and 20,112,243 issued in 2004...................        20,302         20,112
   Additional paid-in capital...................................................       166,172        158,548
   Retained earnings............................................................       113,217         96,004
   Accumulated other comprehensive loss, net of income tax benefit..............       (42,491)       (42,619)
   Treasury shares at cost (99,204 shares in 2005 and 94,585 shares in 2004)....        (1,625)        (1,449)
   Unearned Employee Stock Ownership Plan shares................................       (15,101)       (16,039)
   Deferred compensation under Long-Term Incentive Plan.........................        (4,462)        (2,408)
   Management group receivables.................................................          (210)          (221)
                                                                                      --------       --------
      Total shareholders' equity................................................       235,802        211,928
                                                                                      --------       --------
                                                                                      $591,887       $546,689
                                                                                      ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                           FOR THE THREE MONTHS ENDED
                                                         -----------------------------
                                                         SEPTEMBER 24,   SEPTEMBER 25,
                                                              2005            2004
                                                         -------------   -------------
                                                                  (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT PER
                                                                 SHARE AMOUNTS)

NET SALES ............................................      $175,884        $129,875
                                                            --------        --------
COSTS AND EXPENSES
   Cost of sales .....................................       133,098          94,168
   Selling, general and administrative ...............        21,626          18,326
   Research and development ..........................         3,578           3,333
   Environmental cost provision, Deer Park facility ..           288              --
                                                            --------        --------
                                                             158,590         115,827
                                                            --------        --------
OPERATING EARNINGS ...................................        17,294          14,048

NON-OPERATING INCOME (EXPENSE)
   Interest income ...................................           407             337
   Interest expense ..................................        (2,408)         (2,304)
   Other, net ........................................           (18)           (126)
                                                            --------        --------
                                                              (2,019)         (2,093)
                                                            --------        --------
Earnings before income taxes .........................        15,275          11,955
Income tax expense ...................................        (5,434)         (5,081)
                                                            --------        --------
NET EARNINGS .........................................      $  9,841        $  6,874
                                                            ========        ========
NET EARNINGS PER COMMON SHARE:
   Basic .............................................      $   0.54        $   0.39
                                                            ========        ========
   Diluted ...........................................      $   0.48        $   0.35
                                                            ========        ========
Weighted-average common shares outstanding:
   Basic .............................................        18,136          17,737
                                                            ========        ========
   Diluted ...........................................        22,794          22,406
                                                            ========        ========

Dividends declared per common share ..................      $   0.03        $   0.03
                                                            ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                            FOR THE NINE MONTHS ENDED
                                                         ------------------------------
                                                          SEPTEMBER 24,   SEPTEMBER 25,
                                                               2005            2004
                                                          -------------   -------------
                                                                   (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                     AMOUNTS)
NET SALES ............................................       $448,504        $367,042
                                                             --------        --------

COSTS AND EXPENSES
   Cost of sales .....................................        336,512         270,090
   Selling, general and administrative ...............         61,928          57,237
   Research and development ..........................         11,990           7,649
   Environmental cost provision, Deer Park facility ..          1,538              --
                                                              -------         -------
                                                              411,968         334,976
                                                              -------         -------
OPERATING EARNINGS ...................................         36,536          32,066

NON-OPERATING INCOME (EXPENSE)
   Interest income ...................................          1,202             781
   Interest expense ..................................         (6,873)         (6,771)
   Other, net ........................................            (78)           (151)
                                                             --------         -------
                                                               (5,749)         (6,141)
                                                             --------         -------
Earnings before income taxes .........................         30,787          25,925
Income tax expense ...................................        (11,949)        (11,018)
                                                             --------         -------
NET EARNINGS .........................................       $ 18,838        $ 14,907
                                                             ========        ========

NET EARNINGS PER COMMON SHARE:
   Basic: ............................................       $   1.04        $   0.84
                                                             ========        ========
   Diluted: ..........................................       $   0.97        $   0.81
                                                             ========        ========

Weighted-average common shares outstanding:
   Basic .............................................         18,044          17,652
                                                             ========        ========
   Diluted ...........................................         22,725          22,328
                                                             ========        ========
Dividends declared per common share ..................       $   0.09        $   0.09
                                                             ========        ========

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 24,   SEPTEMBER 25,
                                                                    2005            2004
                                                               -------------   -------------
                                                                        (UNAUDITED)
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
   Earnings from operations ................................      $ 18,838        $ 14,907
   Adjustments to earnings to arrive at cash provided by
      operations:
      Depreciation .........................................         7,238           8,073
      Amortization .........................................         4,319           4,254
      Bad debt expense .....................................           999             289
      Deferred tax provision (benefit) .....................            --             164
      Loss on disposal of property, plant and equipment ....             3              32
      Environmental cost provision, Deer Park facility .....         1,538              --
      Deferred compensation expense ........................         1,298             699
      Non-cash Employee Stock Ownership Plan compensation
         expense ...........................................         3,771           3,086
      Dividends on unallocated Employee Stock Ownership Plan
         shares ............................................           191             206
      Common shares issued for directors' fees .............           148             104
      Income tax benefit from stock options and Long-Term
        Incentive Plan .....................................           661             700
      Changes in operating assets and liabilities, excluding
         effects of acquisitions:
         Accounts receivable ...............................       (22,214)          2,716
         Inventories .......................................       (10,133)        (16,561)
         Prepayments and other assets ......................         3,614           3,185
         Accounts payable, accrued liabilities and other ...          (620)         (6,860)
         Contribution to defined benefit pension plan ......        (6,000)             --
         Contract advances and deposits ....................        17,108           5,353
                                                                  --------        --------
   Cash provided by operations .............................        20,759          20,347
                                                                  --------        --------
INVESTING ACTIVITIES:
   Purchase of plant and equipment .........................       (18,404)         (7,005)
   Payments received on notes receivable ...................           225             225
   Cash paid for acquisitions, net of cash acquired ........       (45,180)            301
                                                                  --------        --------
Cash used by investing activities ..........................       (63,359)         (6,479)
                                                                  --------        --------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options .................           839             991
   Proceeds from management group receivables ..............            11             128
   Repayments of acquired debt .............................        (6,931)             --
   Payment of common share cash dividends ..................        (1,815)         (1,794)
                                                                  --------        --------
Cash used by financing activities ..........................        (7,896)           (675)
                                                                  --------        --------
Net (decrease) increase in cash and cash equivalents .......       (50,496)         13,193
Cash and cash equivalents at beginning of year .............        98,884          86,632
                                                                  --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................      $ 48,388        $ 99,825
                                                                  ========        ========
Supplemental disclosures:
   Cash paid for:
      Interest .............................................      $  3,617        $  3,617
                                                                  ========        ========
      Income taxes .........................................      $ 11,017        $ 10,092
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

                                                            FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                          -----------------------------   -----------------------------
                                                          SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,
                                                               2005            2004            2005            2004
                                                          -------------   -------------   -------------   -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings:
   As reported ........................................      $9,841          $6,874          $18,838         $14,907
Deferred compensation expense, net of tax .............         255             175              766             412
   Stock based compensation expense based on fair value
      method, net of tax ..............................        (470)           (542)          (1,685)         (1,555)
                                                             ------          ------          -------         -------
   Pro forma ..........................................      $9,626          $6,507          $17,919         $13,764
                                                             ======          ======          =======         =======
Basic earnings per common share:
   As reported ........................................      $ 0.54          $ 0.39          $  1.04         $  0.84
   Pro forma ..........................................      $ 0.53          $ 0.37          $  0.99         $  0.78
Diluted earnings per common share:
   As reported ........................................      $ 0.48          $ 0.35          $  0.97         $  0.81
   Pro forma ..........................................      $ 0.47          $ 0.34          $  0.93         $  0.76
                                                             ======          ======          =======         =======

     During the three months ended September 24, 2005, the Company issued 26,375 common shares for the exercise of stock options and no restricted common shares for long-term incentive awards. For the nine months ended September 24, 2005, the Company issued 81,372 common shares for the exercise of stock options and 108,750 restricted common shares for long-term incentive awards.

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

(3)  ACQUISITIONS

     On September 21, 2005 the Company acquired for cash all of the stock of Fiber Innovations, Inc. a privately-held company located in Walpole, Massachusetts. Fiber Innovations is a designer and manufacturer of fiber reinforced composites. The acquisition is expected to strengthen and expand the range of products that the Company offers. The purchase price was $12.4 million, excluding transaction costs of approximately $0.1 million and the provision for additional contingent consideration based on achievement of future performance goals. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities; therefore, amounts recorded are subject to change. The acquisition was accounted for as a purchase and, accordingly, the operating results are included in the Company's consolidated financial statements since the acquisition date. The acquired company became part of the Company's Engineered Materials segment.

     On May 2, 2005, the Company acquired for cash all of the units of EVI Technology, LLC, a privately-held company ("EVI"). EVI is a designer, manufacturer and integrator of classified intelligence systems. The acquisition is expected to expand the range of products and related services that the Company offers. The acquisition was accounted for as a purchase and, accordingly, the operating results are included in the Company's consolidated financial statements since the acquisition date. The acquired company became part of the Company's Defense segment.

     On a proforma basis, had the acquisitions taken place as of the beginning of each respective year, the results of operations would not have been materially affected for 2004 and 2005.

     The following table summarizes the allocation of the EVI purchase price to the assets acquired and liabilities assumed at the date of acquisition.

                                EVI
                             AT MAY 2,
                               2005
                             ---------
Current assets ...........    $ 5,467
Plant and equipment ......        322
Customer contracts and
   relationships .........      5,200
Trade name ...............        500
Goodwill .................     31,319
Liabilities ..............     (9,449)
                              -------
Total purchase price .....    $33,359
                              =======

     The allocation of the purchase price for EVI has been finalized. There are outstanding amounts held in escrow which, when settled, may result in further adjustments to goodwill. The allocation of the purchase price for Fiber Innovations, Inc. is expected to be finalized in the fourth quarter of 2005.

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

The changes in the carrying amount of goodwill by segment for the nine months ended September 24, 2005 are as follows:

                                                                COMMUNI-
                                                                CATIONS
                                                               AND SPACE   ENGINEERED
                                                     DEFENSE    PRODUCTS    MATERIALS     TOTAL
                                                    --------   ---------   ----------   --------
                                                                   (IN THOUSANDS)
Balance as of January 1, 2005 ...................   $ 89,990     $1,661      $   --     $ 91,651
Acquisition of EVI Technology ...................     31,319         --          --       31,319
Preliminary allocation of acquisition of Fiber
   Innovations ..................................         --         --       9,418        9,418
                                                    --------     ------      ------     --------
Balance as of September 24, 2005 ................   $121,309     $1,661      $9,418     $132,388
                                                    ========     ======      ======     ========

Summarized below are intangible assets subject to amortization.

                                                                   SEPTEMBER 24,   DECEMBER 31,
                                                                        2005           2004           LIFE
                                                                   -------------   ------------   -----------
                                                                                 (IN THOUSANDS)
Capitalized non-compete agreements related to the acquisitions
   of DSI/AERA/Darlington/Emblem ...............................     $  3,118        $  3,118     1-5 years
Purchased technologies related to the acquisitions of
   Condor/Emblem ...............................................       17,003          17,003     8-20 years
Customer contracts and relationships related to the acquisitions
   of AERA/Darlington/Emblem/EVI ...............................       44,398          39,198     10-20 years
Trade name related to the acquisitions of
   AERA/Darlington/Emblem/EVI ..................................        2,069           1,569     5-10 years
Other intangible assets related to the acquisition of Condor ...          916             916     2 years
                                                                     --------        --------
                                                                       67,504          61,804
Less accumulated amortization ..................................      (15,767)        (11,448)
                                                                     --------        --------
                                                                     $ 51,737        $ 50,356
                                                                     ========        ========

     The amortization expense for the three months ended September 24, 2005 and September 25, 2004 amounted to $1.7 million and $1.4 million, respectively. The amortization expense for the nine months ended September 24, 2005 and September 25, 2004 amounted to $4.3 million and $4.2 million, respectively. Total remaining amortization expense for 2005, 2006, 2007, 2008, 2009 and thereafter related to these intangible assets is estimated to be $1.6 million, $6.2 million, $6.1 million, $5.4 million, $5.4 million and $27.0 million, respectively.

     All intangible assets other than goodwill are subject to amortization.

(5)  INVENTORIES

     Inventories are summarized by major classification as follows:

                                              SEPTEMBER 24,   DECEMBER 31,
                                                   2005           2004
                                              -------------   ------------
                                                     (IN THOUSANDS)
Raw material and supplies .................     $ 10,264        $10,461
Work-in-process ...........................       67,267         44,752
Finished goods ............................        1,415          2,043
   Less: Unliquidated progress payments ...      (14,388)        (4,389)
                                                --------        -------
                                                $ 64,558        $52,867
                                                ========        =======

(6)  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                        -----------------------------   -----------------------------
                                                        SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,
                                                             2005            2004            2005            2004
                                                        -------------   -------------   -------------   -------------
                                                                                (IN THOUSANDS)
Numerator:
   Earnings from continuing operations for basic
      calculation ...................................      $ 9,841         $ 6,874         $18,838         $14,907
   Effect of dilutive securities:
      Convertible Notes .............................        1,067           1,040           3,201           3,120
                                                           -------         -------         -------         -------
   Numerator for diluted calculation ................      $10,908         $ 7,914         $22,039         $18,027
                                                           =======         =======         =======         =======

Denominator:
   Denominator for basic calculation ................       18,136          17,737          18,044          17,652
   Effect of dilutive securities:
      Stock options .................................          250             261             273             268
      Convertible Notes .............................        4,408           4,408           4,408           4,408
                                                           -------         -------         -------         -------
   Denominator for diluted calculation ..............       22,794          22,406          22,725          22,328
                                                           =======         =======         =======         =======

     The assumed conversion of the Notes was dilutive for the 2005 and 2004.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                         AS OF
                                             -----------------------------
                                             SEPTEMBER 24,   SEPTEMBER 25,
                                                  2005            2004
                                             -------------   -------------
5.25 % Convertible Subordinated Notes ....         --              --
Unexercised stock options ................         69             320
                                                  ---             ---
                                                   69             320
                                                  ===             ===

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

     Summarized below are the components of pension expense for each period presented.

                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,
                                                   2005            2004            2005            2004
                                              -------------   -------------   -------------   -------------
                                                                      (IN THOUSANDS)
Interest cost .............................      $ 3,089         $ 3,037         $ 9,266         $ 9,111
Expected return on plan assets ............       (3,181)         (3,176)         (9,543)         (9,528)
Amortization of unrecognized net loss .....        1,162             689           3,486           2,067
                                                 -------         -------         -------         -------
                                                 $ 1,070         $   550         $ 3,209         $ 1,650
                                                 =======         =======         =======         =======

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

(9)  COMPREHENSIVE INCOME

     As of September 24, 2005, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended September 24, 2005 was $9.8 million compared to comprehensive income for the three months ended September 25, 2004 of $6.9 million. Comprehensive income for the nine months ended September 24, 2005 was $19.0 million compared to comprehensive income from continuing operations for the nine months ended September 25, 2004 of $15.0 million.

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

                                                FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 24,   SEPTEMBER 25,   SEPTEMBER 24,   SEPTEMBER 25,
                                                   2005            2004           2005            2004
                                              -------------   -------------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales:
Defense....................................     $ 96,823        $ 98,781        $286,986        $286,248
Communications and Space Products..........       68,690          20,485         129,805          46,547
Engineered Materials.......................       10,371          10,609          31,713          34,247
                                                --------        --------        --------        --------
                                                $175,884        $129,875        $448,504        $367,042
                                                --------        --------        --------        --------
Operating earnings (loss):
Defense....................................     $  7,507        $  9,503        $ 22,848        $ 27,503
Communications and Space Products..........       10,706           2,633          15,539           1,639
Engineered Materials.......................         (631)          1,912            (313)          2,924
Environmental cost provision, Deer Park
facility ..................................         (288)             --          (1,538)             --
                                                --------        --------        --------        --------
                                                  17,294          14,048          36,536          32,066
Net interest expense.......................       (2,001)         (1,967)         (5,671)         (5,990)
Other, net.................................          (18)           (126)            (78)           (151)
                                                --------        --------        --------        --------
Earnings before income taxes...............     $ 15,275        $ 11,955        $ 30,787        $ 25,925
                                                --------        --------        --------        --------

(11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at September 24, 2005 and December 31, 2004 and for the three and nine month periods ended September 24, 2005 and September 25, 2004. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

On January 1, 2005 the Company merged into itself two wholly owned subsidiaries resulting in three operating units of the former subsidiaries becoming operating units of the Company.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 24, 2005

                                           EDO Corporation
                                            Parent Company   Subsidiary
                                                 Only        Guarantors   Non-Guarantors   Eliminations   Consolidated
                                           ---------------   ----------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                     $ 38,876        $  5,205       $ 4,307        $      --       $ 48,388
Accounts receivable, net                        61,153         114,448         5,152               --        180,753
Inventories                                     16,148          44,137         4,273               --         64,558
Deferred income tax asset, net                   4,958              32            --               --          4,990
Prepayments and other                            1,558           2,566           348               --          4,472
Notes receivable - current                       7,175
7,175
                                              --------        --------       -------        ---------       --------
Total current assets                           129,868         166,388        14,080               --        310,336

Investment in subsidiaries                     297,542              --            --         (297,542)            --
Property, plant and equipment, net              25,503          18,267         3,232               --         47,002
Goodwill                                            --         123,678         8,710               --        132,388
Other intangible assets, net                        --          39,869        11,868               --         51,737
Deferred income tax asset, net                  30,241            (149)           --               --         30,092

Other assets                                    19,433             899            --               --         20,332
                                              --------        --------       -------        ---------       --------
                                              $502,587        $348,952       $37,890        $(297,542)      $591,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities      $ 23,392        $ 56,233       $ 4,714        $    (815)      $ 83,524
Contract advances and deposits                   2,066          29,167            --               --         31,233
                                              --------        --------       -------        ---------       --------
Total current liabilities                       25,458          85,400         4,714             (815)       114,757

Long-term debt                                 137,800              --            --               --        137,800
Deferred income tax liabilities, net             5,599              --           158               --          5,757
Post retirement benefits obligations            96,123              --            --               --         96,123
Environmental obligation                         1,648              --            --               --          1,648
Intercompany accounts                               --         161,179        25,769         (186,948)            --
Shareholders' equity:
Preferred shares                                    --              --            --               --             --
Common shares                                   20,302              98            --              (98)        20,302
Additional paid-in capital                     166,172          25,221         6,418          (31,639)       166,172
Retained earnings                              113,217          81,232           862          (82,094)       113,217
Accumulated other comprehensive loss,
   net of income tax benefit                   (42,334)           (126)          (31)              --        (42,491)
Treasury shares                                 (1,625)         (4,052)           --            4,052         (1,625)
Unearned ESOP shares                           (15,101)             --            --               --        (15,101)

Management group receivables                      (210)             --            --               --           (210)
Deferred compensation under Long-Term
   Incentive Plan                               (4,462)             --            --               --         (4,462)
                                              --------        --------       -------        ---------       --------
Total shareholders' equity                     235,959         102,373         7,249         (109,779)       235,802
                                              --------        --------       -------        ---------       --------
                                              $502,587        $348,952       $37,890        $(297,542)      $591,887
                                              ========        ========       =======        =========       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 24, 2005

                                           EDO Corporation
                                            Parent Company   Subsidiary
                                                 Only        Guarantors   Non-Guarantors   Eliminations   Consolidated
                                           ---------------   ----------   --------------   ------------   ------------
Net Sales                                     $ 45,238        $125,549        $7,849         $(2,752)       $175,884
Costs and expenses:
Cost of sales                                   37,270          93,426         5,154          (2,752)        133,098
Selling, general and administrative              3,696          16,138         1,792              --          21,626
Research and development                           679           2,686           213              --           3,578
Environmental cost provision, Deer Park
facility                                           288              --            --              --             288
                                              --------        --------        ------         -------        --------
                                                41,933         112,250         7,159          (2,752)        158,590
                                              --------        --------        ------         -------        --------
Operating earnings (loss)                        3,305          13,299           690              --          17,294
Non-operating income (expense)
Interest income                                    351              16            40              --             407
Interest expense                                (2,408)             --            --              --          (2,408)

Other, net                                          (6)             29           (41)             --             (18)
                                              --------        --------        ------         -------        --------
                                                (2,063)             45            (1)             --          (2,019)
Earnings (loss) before income taxes              1,242          13,344           689              --          15,275
Income tax (benefit) expense                      (628)          5,751           311              --           5,434
                                              --------        --------        ------         -------        --------
Earnings (loss) after income taxes               1,870           7,593           378              --           9,841
Equity in undistributed earnings of
   subsidiaries                                  7,971              --            --          (7,971)             --
                                              --------        --------        ------         -------        --------
Net earnings (loss)                           $  9,841        $  7,593        $  378         $(7,971)       $  9,841
                                              ========        ========        ======         =======        ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 24, 2005

                                          EDO Corporation
                                          Parent Company    Subsidiary      Non-
                                               Only         Guarantors   Guarantors   Eliminations   Consolidated
                                          ---------------   ----------   ----------   ------------   ------------
Net Sales                                    $132,178        $304,555     $22,054       $(10,283)      $448,504
Costs and expenses:
Cost of sales                                 108,874         222,573      15,348        (10,283)       336,512
Selling, general and administrative            11,230          45,892       4,806             --         61,928
Research and development                        3,701           7,547         742             --         11,990
Environmental cost provision, Deer Park
facility                                        1,538              --          --             --          1,538
                                             --------        --------     -------       --------       --------
                                              125,343         276,012      20,896        (10,283)       411,968
                                             --------        --------     -------       --------       --------
Operating earnings (loss)                       6,835          28,543       1,158             --         36,536

Non-operating income (expense)
Interest income                                 1,060              44          98             --          1,202
Interest expense                               (6,873)             --          --             --         (6,873)

Other, net                                          5              52        (135)            --            (78)
                                             --------        --------     -------       --------       --------
                                               (5,808)             96         (37)            --         (5,749)
(Loss) earnings before income taxes             1,027          28,639       1,121             --         30,787
Income tax (benefit) expense                     (495)         11,836         608             --         11,949
                                             --------        --------     -------       --------       --------
(Loss) earnings after income taxes              1,522          16,803         513             --         18,838
Equity in undistributed earnings of
subsidiaries                                   17,316              --          --        (17,316)            --
                                             --------        --------     -------       --------       --------
Net earnings                                 $ 18,838        $ 16,803     $   513       $(17,316)      $ 18,838
                                             ========        ========     =======       ========       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 24, 2005

                                          EDO Corporation
                                          Parent Company    Subsidiary      Non-
                                               Only         Guarantors   Guarantors   Eliminations   Consolidated
                                          ---------------   ----------   ----------   ------------   ------------
OPERATING ACTIVITIES:
Earnings (loss) from continuing
operations                                   $ 18,838        $ 16,803     $   513       $(17,316)     $  18,838
Adjustments to earnings to arrive at
   cash provided (used) by continuing
   operations:
Depreciation                                    3,205           3,616         417             --          7,238
Amortization                                       --           3,568         751             --          4,319
Bad debt expense                                  244             755          --             --            999
Loss on sale of property, plant and
   equipment                                       --               3          --             --              3
Environmental cost provision, Deer Park
   facility                                     1,538              --          --             --          1,538
Deferred compensation expense                   1,298              --          --             --          1,298
Non-cash Employee Stock Ownership Plan
   compensation expense                         3,771              --          --             --          3,771
Dividends on unallocated Employee Stock
   Ownership Plan shares                          191              --          --             --            191
Common shares issued for directors'
   fees                                           148              --          --             --            148
Income tax benefit from stock options             661              --          --             --            661
Changes in operating assets and
   liabilities, excluding effects of
   acquisitions:
Equity in earnings of subsidiaries            (17,316)             --          --         17,316             --
Intercompany                                   22,997         (22,855)       (142)            --             --
Accounts receivable                            (6,730)        (15,064)       (420)            --        (22,214)
Inventories                                    (1,491)         (8,843)        201             --        (10,133)
Prepayments and other assets                    4,234            (608)        (12)            --          3,614
Accounts payable, accrued liabilities
   and other                                  (12,044)         12,674      (1,250)            --           (620)
Contribution to defined benefit pension
   plan                                        (6,000)             --          --             --         (6,000)
Contract advances and deposits                 (3,168)         20,276          --             --         17,108
                                             --------        --------     -------       --------      ---------
Cash provided  (used) by operations            10,376          10,325          58             --         20,759
                                             --------        --------     -------       --------      ---------

INVESTING ACTIVITIES:
Purchase of plant and equipment               (11,778)         (6,434)       (192)            --        (18,404)
Payments received on notes receivable             225              --          --             --            225
Cash paid for acquisitions, net of cash
   acquired                                   (45,180)             --          --             --        (45,180)
                                             --------        --------     -------       --------      ---------
Cash used by investing activities             (56,733)         (6,434)       (192)            --        (63,359)
                                             --------        --------     -------       --------      ---------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options           839              --          --             --            839
Proceeds from management group
   receivables                                     11              --          --             --             11
Repayments of acquired debt                    (6,931)             --                                    (6,931)
Payment of common share cash dividends         (1,815)             --          --             --         (1,815)
                                             --------        --------     -------       --------      ---------
Cash (used) provided by financing
   activities                                  (7,896)             --          --             --         (7,896)
                                             --------        --------     -------       --------      ---------
Net increase (decrease) in cash and
   cash equivalents                           (54,253)          3,891        (134)            --        (50,496)
Cash and cash equivalents at beginning
   of year                                     93,129           1,314       4,441             --         98,884
                                             --------        --------     -------       --------      ---------
Cash and cash equivalents at end of
   period                                    $ 38,876        $  5,205     $ 4,307       $     --      $  48,388
                                             ========        ========     =======       ========      =========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004

                                           EDO Corporation
                                           Parent Company    Subsidiary      Non-
                                                Only         Guarantors   Guarantors   Eliminations   Consolidated
                                           ---------------   ----------   ----------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                     $  93,129       $  1,314      $ 4,441            --       $ 98,884
Accounts receivable, net                         54,667         94,411        4,732            --        153,810
Inventories                                      14,657         33,736        4,474            --         52,867
Deferred income tax asset, net                    5,046             --           --            --          5,046
Notes receivable                                  7,202             --           --            --          7,202
Prepayments and other                             2,029          1,128          336            --          3,493
                                              ---------       --------      -------     ---------       --------
Total current assets                            176,730        130,589       13,983            --        321,302
                                              ---------       --------      -------     ---------       --------
Investment in subsidiaries                      150,136             --           --      (150,136)            --
Property, plant and equipment, net               16,931         14,442        3,457            --         34,830
Goodwill                                             --         82,941        8,710            --         91,651
Other intangible assets, net                         --         37,737       12,619            --         50,356
Deferred income tax asset, net                   30,241             --           --            --         30,241
Other assets                                     17,394            915           --            --         18,309
                                              ---------       --------      -------     ---------       --------
                                              $ 391,432       $266,624      $38,769     $(150,136)      $546,689
                                              ---------       --------      -------     ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities         34,489       $ 40,677      $ 5,732            --       $ 80,898
Contract advances and deposits                    5,234          8,462           --            --         13,696
                                              ---------       --------      -------     ---------       --------
Total current liabilities                        39,723         49,139        5,732            --         94,594
                                              ---------       --------      -------     ---------       --------
Long-term debt                                  137,800             --           --            --        137,800
Income taxes payable, long-term                   5,768             --           --            --          5,768
Deferred income tax liabilities, net               (169)            --          169            --             --
Post retirement benefits obligations             94,936             --           --            --         94,936
Environmental obligation                          1,663             --           --            --          1,663
Intercompany accounts                          (100,828)       138,931       25,911       (64,014)            --

Shareholders' equity:
Preferred shares                                     --             --           --            --             --
Common shares                                    20,112             98           --           (98)        20,112
Additional paid-in capital                      158,548         25,221        6,418       (31,639)       158,548
Retained earnings                                96,004         58,088          349       (58,437)        96,004
Accumulated other comprehensive loss,
   net of income tax benefit                    (42,008)          (801)         190            --        (42,619)
Treasury shares                                  (1,449)        (4,052)          --         4,052         (1,449)
Unearned ESOP shares                            (16,039)            --           --            --        (16,039)
Management group receivables                       (221)            --           --            --           (221)
Deferred compensation under Long-Term
   Incentive Plan                                (2,408)            --           --            --         (2,408)
                                              ---------       --------      -------     ---------       --------
Total shareholders' equity                      212,539         78,554        6,957       (86,122)       211,928
                                              ---------       --------      -------     ---------       --------
                                              $ 391,432       $266,624      $38,769     $(150,136)      $546,689
                                              =========       ========      =======     =========       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 25, 2004

                                      EDO Corporation
                                       Parent Company  Subsidiary
                                            Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                                      ---------------  ----------  --------------  ------------  ------------
Net Sales                                 $50,028        $75,928       $6,717         $(2,798)     $129,875
Costs and expenses:
Cost of sales                              38,408         53,049        5,509          (2,798)       94,168
Selling, general and administrative         4,326         13,059          941              --        18,326
Research and development                    1,229          1,679          425              --         3,333
                                          -------        -------       ------         -------      --------
                                           43,963         67,787        6,875          (2,798)      115,827
                                          -------        -------       ------         -------      --------
Operating earnings (loss)                   6,065          8,141         (158)             --        14,048

Non-operating income (expense)
Interest income                               302             16           19              --           337
Interest expense                           (2,304)            --           --              --        (2,304)
Other, net                                    (33)           (93)          --              --          (126)
                                          -------        -------       ------         -------      --------
                                           (2,035)           (77)          19              --        (2,093)
Earnings (loss) before income taxes         4,030          8,064         (139)             --        11,955
Income tax expense                          3,820          1,222           39              --         5,081
                                          -------        -------       ------         -------      --------
Earnings (loss) after income taxes            210          6,842         (178)             --         6,874
Equity in undistributed earnings of
   subsidiaries                             6,664             --           --          (6,664)           --
                                          -------        -------       ------         -------      --------
Net earnings (loss)                       $ 6,874        $ 6,842       $ (178)        $(6,664)     $  6,874
                                          =======        =======       ======         =======      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 25, 2004

                                      EDO Corporation
                                       Parent Company  Subsidiary
                                            Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                                      ---------------  ----------  --------------  ------------  ------------
Net Sales                                $145,059       $210,128      $21,100        $ (9,245)     $367,042
Costs and expenses:
Cost of sales                             112,269        150,636       16,430          (9,245)      270,090
Selling, general and administrative        16,888         36,653        3,696              --        57,237
Research and development                    3,037          3,505        1,107              --         7,649
                                         --------       --------      -------        --------      --------
                                          132,194        190,794       21,233          (9,245)      334,976
                                         --------       --------      -------        --------      --------
Operating earnings (loss)                  12,865         19,334         (133)             --        32,066
Non-operating income (expense)
Interest income                               640             69           72              --           781
Interest expense                           (6,771)            --           --              --        (6,771)
Other, net                                   (128)           (23)          --              --          (151)
                                         --------       --------      -------        --------      --------
                                           (6,259)            46           72              --        (6,141)
Earnings (loss) before income taxes         6,606         19,380          (61)             --        25,925
Income tax expense                          3,029          7,776          213              --        11,018
                                         --------       --------      -------        --------      --------
Earnings (loss) after income taxes          3,577         11,604         (274)             --        14,907
Equity in undistributed earnings of
   subsidiaries                            11,330             --           --         (11,330)           --
                                         --------       --------      -------        --------      --------
Net earnings                             $ 14,907       $ 11,604      $  (274)       $(11,330)     $ 14,907
                                         ========       ========      =======        ========      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 25, 2004

                                              EDO Corporation
                                               Parent Company  Subsidiary
                                                    Only       Guarantors  Non-Guarantors  Eliminations  Consolidated
                                              ---------------  ----------  --------------  ------------  ------------
OPERATING ACTIVITIES:
Earnings (loss) from continuing
   operations                                    $ 14,907       $ 11,604      $  (274)       $(11,330)     $ 14,907
Adjustments to earnings to arrive at cash
   provided (used) by continuing operations:
Depreciation                                        3,649          3,869          555              --         8,073
Amortization                                           --          3,500          754              --         4,254
Deferred tax benefit                                  246             --          (82)             --           164
Bad debt expense                                      190             99           --              --           289
Loss on sale of property, plant and
   equipment                                           25              7           --              --            32
Deferred compensation expense                         699             --           --              --           699
Non-cash Employee Stock Ownership Plan
   compensation expense                             3,086             --           --              --         3,086
Dividends on unallocated Employee Stock
   Ownership Plan shares                              206             --           --              --           206
Common shares issued for directors' fees              104             --           --              --           104
Income tax benefit from stock options                 700             --           --              --           700
Changes in operating assets and liabilities,
   excluding effects of acquisitions:
Equity in earnings of subsidiaries                (11,330)            --           --          11,330            --
Intercompany                                       17,223        (17,815)         592              --            --
Accounts receivable                                 4,685         (2,139)         170              --         2,716
Inventories                                           682        (16,475)        (768)             --       (16,561)
Prepayments and other assets                        1,585          1,430          170              --         3,185
Accounts payable, accrued liabilities
   and other                                      (12,964)         7,156       (1,052)             --        (6,860)
Contract advances and deposits                     (1,412)         6,765           --              --         5,353
                                                 --------       --------      -------        --------      --------
Cash provided (used) by operations                 22,281         (1,999)          65              --        20,347
                                                 --------       --------      -------        --------      --------

INVESTING ACTIVITIES:
Purchase of plant and equipment                    (2,897)        (3,944)        (164)             --        (7,005)
Payments received on notes receivable                 225             --           --              --           225
Cash received from Emblem Escrow
   settlement                                         301             --           --              --           301
                                                 --------       --------      -------        --------      --------
Cash used by investing activities                  (2,371)        (3,944)        (164)             --        (6,479)
                                                 --------       --------      -------        --------      --------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options               991             --           --              --           991
Proceeds from management group
   receivables                                        128             --           --              --           128
Payment of common share cash dividends             (1,794)            --           --              --        (1,794)
                                                 --------       --------      -------        --------      --------
Cash (used) provided by financing
   activities                                        (675)            --           --              --          (675)
                                                 --------       --------      -------        --------      --------

Net increase (decrease) in cash and cash
   equivalents                                     19,235         (5,943)         (99)             --        13,193
Cash and cash equivalents at beginning
   of year                                         73,834          7,630        5,168              --        86,632
                                                 --------       --------      -------        --------      --------
Cash and cash equivalents at end of
   period                                        $ 93,069       $  1,687      $ 5,069        $     --      $ 99,825
                                                 ========       ========      =======        ========      ========

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

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements as of September 24, 2005.

THREE MONTHS ENDED SEPTEMBER 24, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 25, 2004

     Net sales by segment were as follows:

                                         THREE MONTHS ENDED
                                       ---------------------   INCREASE/(DECREASE)
                                       SEPT. 24,   SEPT. 25,           FROM
SEGMENT                                   2005        2004         PRIOR PERIOD
-------                                ---------   ---------   -------------------
                                            (DOLLARS IN
                                             THOUSANDS)
Defense ............................    $ 96,823    $ 98,781           (2.0%)
Communications and Space Products ..      68,690      20,485          235.3%
Engineered Materials ...............      10,371      10,609           (2.2%)
                                        --------    --------          -----
Total ..............................    $175,884    $129,875           35.4%
                                        ========    ========          -----

     In the Defense segment, the decrease in sales was attributed to lower sales of professional services, reconnaissance and surveillance systems, electronic warfare systems, and mine countermeasures systems. The decreases are attributable primarily to timing of milestone achievements and deliveries, as well as timing of cost input on programs where revenue is recognized on the basis of percent complete. Another contributing factor was the loss of awards in our professional services business. These decreases were partially offset by increases in sales of C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") program for the Marine Corps, which was awarded last year. In addition, $7.6 million of sales were contributed from the acquisition of EVI.

     In the Communications and Space Products segment, the increase in sales was primarily attributable to deliveries of Warlock force protection systems to the U.S. Army. The Warlock program will continue to be a significant contributor to sales and margin for the remainder of this year. In the third quarter of 2005, Warlock sales accounted for 30.2% of our total sales. In addition, there was an increase in sales of antenna products in the three months ended September 24, 2005 compared to the three months ended September 25, 2004.

     In the Engineered Materials segment, sales for the third quarter were slightly lower than sales in the prior year third quarter, due primarily to increases in estimates-to-complete on several sonar array/depth sounder programs, resulting in decreases to the percent complete and, therefore, a decrease to sales of $1.1 million. A business unit in this segment located in Baton Rouge, LA was not affected by the hurricanes that recently hit the Gulf Coast.

     Operating earnings by segment were as follows:

                                              THREE MONTHS ENDED
                                            ---------------------
                                            SEPT. 24,   SEPT. 25,
SEGMENT                                        2005        2004
-------                                     ---------   ---------
                                                 (DOLLARS IN
                                                  THOUSANDS)
Defense .................................    $ 7,507     $ 9,503
Communications and Space Products .......     10,706       2,633
Engineered Materials ....................       (631)      1,912
Environmental  cost  provision, Deer Park
   facility .............................       (288)         --
                                             -------     -------
Total ...................................    $17,294     $14,048
                                             =======     =======

     Operating earnings for the three months ended September 24, 2005 were $17.3 million or 9.8% of net sales. This compares to operating earnings for the three months ended September 25, 2004 of $14.0 million or 10.8% of net sales. During the three months ended September 24, 2005, the Company incurred a charge of $0.3 million to reflect an increase in estimated costs for environmental cleanup efforts relating to the Company's former Deer Park facility. This charge is in addition to the $1.25 million recorded last quarter. Operating earnings this quarter were also impacted by program-related items discussed in further detail below.

     The Defense segment's operating earnings for the three months ended September 24, 2005 were $7.5 million or 7.8% of this segment's net sales compared to $9.5 million or 9.6% of this segment's net sales for the three months ended September 25, 2004. Operating earnings for the three months ended September 24, 2005 were negatively impacted by additional cost growth on an undersea warfare systems program amounting to $1.0 million. System testing and software modifications continue. We believe we have accounted for all costs for the modification and future re-testing in our estimate-to-complete. The next significant tests for the undersea warfare systems program are currently scheduled to occur later this year/early next year. There was also cost growth on an electronic warfare systems program. In addition, the lower sales level and the increases in pension expense and intangible asset amortization, as shown in the table below, impacted this segment's earnings. Performance improvements on other programs partially offset these negative impacts to earnings.

     The Communications and Space Products segment operating earnings for the three months ended September 24, 2005 were $10.7 million or 15.6% of this segment's net sales compared to $2.6 million or 12.9% of this segment's net sales for the three months ended September 25, 2004. The increase in operating earnings is related primarily to sales of the Warlock force protection systems to the U.S. Army. This program will continue to be a significant contributor to operating earnings in this segment for the remainder of the year.

     The Engineered Materials segment experienced an operating loss for the three months ended September 24, 2005 of $0.6 million or 6.1% of this segment's net sales compared to operating earnings of $1.9 million or 18.0% of this segment's net sales for the three months ended September 25, 2004. In the third quarter of 2005, there was a negative impact of $1.4 million which related to the aforementioned cost growth on several sonar array/ depth sounder programs. Operating earnings for the three months ended September 25, 2004 were positively affected by a net $0.8 million, resulting from $1.1 million received in a settlement of a legal matter, partially offset by related legal fees.

     Other items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                     THREE MONTHS ENDED
                                   ---------------------
                                   SEPT. 24,   SEPT. 25,
                                      2005        2004
                                   ---------   ---------
                                        (DOLLARS IN
                                         THOUSANDS)
Pension ........................     $1,070      $  550
ESOP Compensation expense ......     $1,221      $1,058
Intangible asset amortization ..     $1,698      $1,366

The increased pension expense in 2005 compared to 2004 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the three months ended September 24, 2005 is attributable to our higher average stock price compared to the three months ended September 25, 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002, 2003, and 2005 and affects primarily the Defense segment.

     Selling, general and administrative expenses for the three months ended September 24, 2005 of $21.6 million decreased as a percent of net sales to 12.3% from 14.1% for the three months ended September 25, 2004. The increase in sales is the primary driver of the decrease.

     Research and development expense for the three months ended September 24, 2005 increased to $3.6 million or 2.0% of net sales from $3.3 million or 2.6% of net sales for the three months ended September 25, 2004. The increase is due to increased spending on force protection and composite munitions.

     Interest expense, net of interest income, for the three months ended September 24, 2005 remained virtually unchanged at $2.0 million compared to the three months ended September 25, 2004. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects an effective rate of 35.6% for the three month period ended September 24, 2005 and 42.5% for the three month period ended September 25, 2004. In the third quarter of 2005, an income tax benefit of $0.8 million was recorded resulting from the reversal of income tax contingencies which were determined to no longer be needed.

     For the three months ended September 24, 2005, net earnings were $9.8 million or $0.48 per diluted common share on 22.8 million diluted shares compared to net earnings of $6.9 million or $0.35 per diluted common share on
22.4 million diluted shares for the three months ended September 25, 2004. The convertible notes had a dilutive effect in the third quarter of 2005 and in the 2004 comparable period.

NINE MONTHS ENDED SEPTEMBER 24, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 25, 2004

     Net sales by segment were as follows:

                                              NINE MONTHS ENDED
                                           ----------------------   INCREASE/(DECREASE)
                                            SEPT. 24,   SEPT. 25,           FROM
SEGMENT                                        2005        2004         PRIOR PERIOD
-------                                     ---------   ---------   -------------------
                                           (DOLLARS IN THOUSANDS)
Defense.................................     $286,986    $286,248           0.0%
Communications and Space Products.......      129,805      46,547         178.9%
Engineered Materials....................       31,713      34,247          (7.4%)
                                             --------    --------         -----
Total...................................     $448,504    $367,042          22.2%
                                             ========    ========         =====

     In the Defense segment, there were increases in sales of C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") for the Marine Corps. There was also an $11.9 million contribution to sales from the acquisition of EVI. These increases were offset by decreases in sales of professional services, electronic warfare systems, mine countermeasures systems and aircraft armament systems. These decreases were primarily attributable to lower levels and losses of awards in our professional services business. With respect to the decreases in sales of electronic warfare systems, factors included completions of certain programs as well as timing of revenue events. For mine countermeasures and aircraft armament systems, the decrease is attributable to timing of cost input as well as some schedule shifts which are expected to generate sales in the upcoming quarter.

     In the Communications and Space Products segment, the increase in sales was attributable to deliveries of Warlock force protection systems to the U.S. Army. The Warlock program will continue to be a significant contributor to sales and margin for the remainder of this year. In the nine months ended September 24, 2005, Warlock sales accounted for 19.8% of our total sales. In addition, there were increased sales of antenna products in the first nine months of 2005 compared to the comparable period of 2004.

     In the Engineered Materials segment, the decrease in sales was primarily attributable to higher sales of fiber composite piping in the earlier part of the prior year, wherein we had been awarded a contract to replace a competitor's composite piping that had failed.

     Operating earnings by segment were as follows:

                                              NINE MONTHS ENDED
                                            ---------------------
                                            SEPT. 24,   SEPT. 25,
SEGMENT                                        2005        2004
-------                                     ---------   ---------
                                            (DOLLARS IN THOUSANDS)
Defense.................................     $22,848     $27,503
Communications and Space Products.......      15,539       1,639
Engineered Materials....................        (313)      2,924
Environmental cost provision, Deer Park
   facility..............................     (1,538)         --
                                             -------     -------
Total....................................    $36,536     $32,066
                                             =======     =======

     Operating earnings for the nine months ended September 24, 2005 were $36.5 million or 8.1% of net sales. This compares to operating earnings for the nine months ended September 25, 2004 of $32.1 million or 8.7% of net sales. During the nine months ended September 24, 2005, the Company incurred a charge of $1.5 million to reserve for environmental cleanup efforts relating to the Company's former Deer Park facility. Operating earnings for the nine months ended September 24, 2005 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

     The Defense segment's operating earnings for the nine months ended September 24, 2005 were $22.8 million or 8.0% of this segment's net sales compared to $27.5 million or 9.6% of this segment's net sales for the nine months ended September 25, 2004. Operating earnings in the first nine months of 2005 were negatively affected by cost growth totaling $2.8 million on the aforementioned undersea warfare systems program. Ongoing system testing identified various performance issues that required design and software modifications, which are continuing. We believe we have accounted for all costs for the modifications and future re-testing in our estimate-to-complete. The next significant tests for the undersea warfare systems program are currently scheduled to occur later this year/early next year. In the first nine months of 2004, there was a $2.3 million negative impact to earnings on the same program.

     In addition, operating earnings in the Defense segment for the nine months ended September 24, 2005 were significantly impacted by the decreased sales in our services business as well as cost growth on an electronic warfare systems program. These negative impacts were partially offset by an adjustment of $1.6 million of the estimated costs to complete on an aircraft armament program.

     In the first nine months of 2004 there was a positive impact to operating earnings in the Defense segment of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final deliveries of MK105 systems made in 2003 and proven performance resulting from system utilization over the course of 2004. This increase in earnings was partially offset by a $1.6 million negative impact to operating earnings resulting from an increase in the estimate-to-complete on an aircraft armament program.

     The Communications and Space Products segment operating earnings for the nine months ended September 24, 2005 were $15.5 million or 12.0% of this segment's net sales compared to $1.6 million or 3.5% of this segment's net sales for the nine months ended September 25, 2004. This is primarily due to the increased sales of the Warlock force protection systems. In addition, the results for the first nine months of 2004 included losses relating to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered during testing. Furthermore, there was a loss in the antenna product line in the first nine months of 2004 due to production inefficiencies resulting in inventory adjustments as well as increases in estimates-to-complete.

     The Engineered Materials segment experienced an operating loss for the nine months ended September 24, 2005 of $0.3 million or 1.0% of this segment's net sales compared to operating earnings of $2.9 million or 8.5% of this segment's net sales for the nine months ended September 25, 2004. The decrease in operating earnings is due to the aforementioned cost growth on several sonar array and depth sounder programs. In addition, there were write-offs of receivables of $0.4 million in the fiber composite business. Furthermore, there was a negative impact of $0.4 million which related to the undersea warfare systems program issue in the Defense segment. A component for sonar equipment produced in the engineered materials segment experienced failures during testing. The estimate of the cost to remedy the problem resulted in the charge to earnings. In the first nine months of 2004, there was a $0.8 million charge on the same program. Also in the nine months ended September 25, 2004, this segment's operating earnings were positively affected by a net $0.4 million, resulting from $1.1 million received in a settlement of a legal matter, partially offset by related legal fees.

     Other items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                               NINE MONTHS ENDED
                                            ----------------------
                                             SEPT. 24,   SEPT 25,
                                                2005       2004
                                             ---------   --------
                                            (DOLLARS IN THOUSANDS)
Pension..................................     $3,209     $1,650
ESOP Compensation expense................     $3,771     $3,086
Intangible asset amortization............     $4,319     $4,237

     The increase in pension expense in 2005 compared to 2004 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the first nine months of 2005 is attributable to our higher average stock price compared to the first nine months of 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002, 2003, and 2005 and affects primarily the Defense segment.

     Selling, general and administrative expenses for the nine months ended September 24, 2005 of $61.9 million decreased as a percent of net sales to 13.8% from 15.6% for the nine months ended September 25, 2004. The decrease is attributable primarily to the increase in sales.

     Research and development expense for the nine months ended September 24, 2005 increased to $12.0 million or 2.7% of net sales from $7.6 million or 2.1% of net sales for the nine months ended September 25, 2004. This increase was attributable to increased spending on force protection systems and composite munitions.

     Interest expense, net of interest income, for the nine months ended September 24, 2005 decreased to $5.7 million from $6.0 million for the nine months ended September 25, 2004, primarily due to lower interest income on a lower average cash balance. Interest expense is associated primarily with our $137.8 million principal amount of 5.25% Convertible Subordinated Notes ("Notes") issued in April 2002, amortization of deferred debt issuance costs associated with the offering of the Notes, and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects an effective rate of 38.8% for the nine month period ended September 24, 2005 and 42.5% for the nine month period ended September 25, 2004. In the nine months ended September 24, 2005, an income tax benefit of $0.8 million was recorded resulting from the reversal of income tax reserves which were determined during the third quarter to no longer be needed.

     For the nine months ended September 24, 2005, net earnings were $18.8 million or $0.97 per diluted common share on 22.7 million diluted shares compared to net earnings of $14.9 million or $0.81 per diluted common share on
22.3 million diluted shares for the nine months ended September 25, 2004. The convertible notes were dilutive for the nine months ended September 24, 2005 and for the nine months ended September 25, 2004.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Our cash and cash equivalents decreased 51.0% to $48.4 million at September 24, 2005 from $98.9 million at December 31, 2004. This decrease was due primarily to $45.2 million for acquisitions, $18.4 million used for the purchase of capital equipment, $6.9 million to repay acquired debt and $1.8 million for the payment of common share dividends. These decreases were partially offset by $20.8 million provided by operations.

     Accounts receivable increased 17.5% to $180.8 million at September 24, 2005 from $153.8 million at December 31, 2004 due in part to timing of collections of billed receivables and increased sales. There was also growth in billed receivables resulting from deliveries of Warlock force protection systems. At September 24, 2005 approximately 82% of billed receivables are in the under-60 days aging category.

     Inventories increased 22.2% to $64.6 million at September 24, 2005 from $52.9 million at December 31, 2004 due primarily to the efforts expended on work-in-progress on major programs, such as the Warlock force protection systems program for which deliveries will continue to increase in the fourth quarter of the year.

The notes receivable of $7.2 million at September 24, 2005 and at December 31, 2004 represent notes receivable from the sale of our facility in Deer Park in 2003 and the sale of our College Point facility in January 1996. The Deer Park facility note of $7.0 million was due no later than October 9, 2005. While this has not yet been collected, we see no reason to change its current classification status. The College Point facility note is due in annual amounts through September 2005 with a final payment due on December 31, 2005 and bears interest at 7% per annum. The latter note receivable is secured by a mortgage on the facility.

FINANCING ACTIVITIES

Credit Facility

     We have a $200.0 million credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2005. We expect to have a new credit facility in place prior to the expiration of the current credit facility.

     The credit facility provides us with sub-limits of borrowing up to $125.0 million for acquisition-related financing and up to $125.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Borrowings under the facility will be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on our consolidated leverage ratio at the time of the borrowing. At September 24, 2005, LIBOR was approximately 4.15% and the applicable adjustment to LIBOR was 1.25%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at September 24, 2005 and December 31, 2004. Letters of credit outstanding at September 24, 2005 pertaining to the credit facility were $23.9 million, resulting in $101.1 million available for standby letters of credit, if needed.

     In connection with the credit facility, we are required to maintain both financial and non-financial covenants and ratios, including but not limited to leverage ratio, fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio, total unsubordinated debt to tangible net worth, net income and dividends. Also, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter. As of September 24, 2005, we were in compliance with our covenants. The credit facility is secured by our accounts receivable, inventory and machinery and equipment.

5.25% Convertible Subordinated Notes due 2007("Notes")

     In April 2002, we issued the $137.8 million of Notes. Interest payments on the Notes are due April 15 and October 15 of each year, commencing on October 15, 2002. Accrued interest payable, included in accrued liabilities on our consolidated balance sheet, was $3.3 million at September 24, 2005 and $1.5 million at December 31, 2004.

     The Notes are convertible, unless previously redeemed or repurchased by us, at the option of the holder at any time prior to maturity, into our common shares at an initial conversion price of $31.26 per share, subject to adjustment in certain events. As of September 24, 2005, there had been no conversions.

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

COMMITMENTS AND CONTINGENCIES

In order to aggregate all commitments and contractual obligations as of September 24, 2005, we have included the following table. We are obligated under building and equipment leases expiring between 2004 and 2017. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period. Actual pension contributions may differ from amounts presented below and are contingent on cash flow and liquidity.

                                                        Payments Due In (in millions):
                                          ----------------------------------------------------------
                                                                                            2010 and
                                           Total    2005    2006    2007     2008    2009    Beyond
                                          ------   -----   -----   ------   -----   -----   --------
5.25% Convertible Subordinated Notes
   due 2007, excluding interest .......   $137.8   $  --   $  --   $137.8   $  --   $  --     $  --
Operating leases ......................    113.2     4.0    13.7     13.0    12.5    12.3      57.7
Letters of credit .....................     23.9    12.9     9.0      2.0      --      --        --
Pension contributions .................     23.0      --     6.0      6.0     6.0     5.0
Advance payment & performance bonds ...      1.9      --     0.2       --      --     1.7        --
                                          ------   -----   -----   ------   -----   -----     -----
Total .................................   $299.8   $16.9   $28.9   $158.8   $18.5   $19.0     $57.7
                                          ======   =====   =====   ======   =====   =====     =====

     In September 2005, we contributed $6.0 million to the defined benefit pension plan. Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

     Sales of Warlock force protection systems represented 30.2% of net sales and 19.8% of net sales for the three and nine months ended September 24, 2005, respectively.

BACKLOG

     The funded backlog of unfilled orders at September 24, 2005 increased to $533.9 million from $474.6 million at December 31, 2004. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

*    Filed herewith.

(B) REPORTS ON FORM 8-K

The following report on Form 8-K was filed during the three months ended September 24, 2005:

DATE OF REPORT                         ITEMS REPORTED
--------------   ---------------------------------------------------------
 July 28, 2005   Earnings Release dated July 28, 2005 announcing financial
                 results for the quarter ended June 25, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                        EDO CORPORATION (Registrant)


Dated: October 28, 2005                 By: /s/ FREDERIC B. BASSETT
                                            ------------------------------------
                                            Frederic B. Bassett
                                            Vice President Finance,
                                            Treasurer and Chief Financial
                                            Officer