Form 10-K
period 2005-12-31
EDO CORP
filed 2006-03-02
CIK 31617

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

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the registrant's common stock held by non-affiliates was $417,561,840 based on the reported last sale price of common stock on June 25, 2005 which is the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of EDO common stock outstanding as of February 24, 2006 was 20,198,731 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to its 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EDO CORPORATION

                               TABLE OF CONTENTS

                                  PART I
Item 1   Business....................................................    2
         Introduction................................................    2
         Acquisitions................................................    2
         Segments....................................................    2
           Electronic Systems and Communications.....................    3
           Engineered Systems and Services...........................    5
         Research and Development....................................    9
         Marketing and International Sales...........................   10
         Backlog.....................................................   10
         Government Contracts........................................   10
         Competition and Other Factors...............................   11
         Environmental...............................................   11
         Employees...................................................   11
         Risk Factors................................................   11
Item 2   Properties..................................................   17
Item 3   Legal Proceedings...........................................   18
Item 4   Submission of Matters to a Vote of Security Holders.........   18

                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................   18
Item 6   Selected Financial Data.....................................   19
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   20
Item 7A  Quantitative and Qualitative Disclosure About Market Risk...   20
Item 8   Financial Statements and Supplementary Data.................   33
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   76
Item 9A  Controls and Procedures.....................................   76
Item 9B  Other Information...........................................   76

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   77
Item 11  Executive Compensation......................................   78
Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..................   78
Item 13  Certain Relationships and Related Transactions..............   78
Item 14  Principal Accountant Fees and Services......................   78

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   78
         (a) Financial Statements and Financial Statement Schedules
         and Exhibits................................................   78
         1. Financial Statements.....................................   78
         2. Financial Statement Schedules............................   78
         3. Exhibits.................................................   79
         (b) Reports on Form 8-K.....................................   82
Certifications of the Chief Executive Officer........................
Certifications of the Chief Financial Officer........................
Signatures...........................................................   83

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     EDO Corporation designs and manufactures a diverse range of products for defense, intelligence, and commercial markets, and provides related engineering and professional services. Major product groups include: defense electronics, communications, aircraft-armament systems, undersea warfare, and integrated composite structures. EDO's advanced systems are at the core of the transformation to lighter, faster, and smarter defense capabilities.

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

ACQUISITIONS

     Acquisitions have been a primary driver of our growth in recent years. Since 1998, EDO has completed ten acquisitions which have added to or strengthened our capabilities in defense products and services, including aircraft electronic warfare systems, professional, engineering and information technology services, reconnaissance and surveillance systems, communications and countermeasures systems, defense communications and related services and aircraft armament systems. The following three acquisitions were completed in 2005:

     On May 2, 2005, we acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas.

     On September 19, 2005, we acquired for cash all of the stock of Fiber Innovations, Inc., a privately-held company that is a designer and manufacturer of fiber reinforced-composites. This acquisition has added important complementary design and manufacturing capabilities to EDO's integrated-composite-structures business.

     On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC, a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened our fast-growing position in specialized communication products.

SEGMENTS

     In 2005, EDO revised its reporting segments in line with the evolution of the business as a result of acquisitions in defense-related markets. Our reporting segments now reflect the two primary categories of products that we provide to the aerospace and defense industry: Electronic Systems and Communications; and Engineered Systems and Services.

     We set forth certain business segment information including information on revenues from external customers, operating earnings, assets and capital expenditures in Note 18 on pages 60 through 63 of this Report.

     Each segment's percent of our consolidated net sales for the past three fiscal years was:

                                    ELECTRONICS SYSTEMS AND                 ENGINEERED SYSTEMS
                                         COMMUNICATIONS                        AND SERVICES
                                    -----------------------                 ------------------
2005.......................                    63%                                  37%
2004.......................                    51%                                  49%
2003.......................                    48%                                  52%

                     ELECTRONIC SYSTEMS AND COMMUNICATIONS

     The Electronic Systems and Communications segment includes products that serve the Electronic Warfare and the C4 (Command, Control, Communications and Computers) markets. Primary products include electronic force protection equipment, interference cancellation technology, airborne electronic warfare systems, reconnaissance and surveillance systems, other specialized electronic systems, C4 products and services and antenna products.

ELECTRONIC FORCE PROTECTION

     Sales of electronic force protection products accounted for 22%, 7%, and 2% of consolidated net sales in 2005, 2004 and 2003, respectively. These products are designed to protect troops by intercepting and jamming or modifying electronic signals used to trigger remotely controlled explosive devices, including improvised explosive devices, or IED's.

     One of EDO's highest priorities in 2005 was to quickly fill the U.S. Army's orders for our counter-IED equipment known as Warlock. Although we have been developing various versions of this technology for more than 15 years, the Army's primary emphasis has shifted to increasing production of the newest, most sophisticated versions. As a result, sales of this product increased substantially in 2005. Although a number of other organizations are developing competing products, we believe that we have the most advanced technology in our market.

     Our Shortstop program was initiated in 1990 by the U.S. Central Command as a quick-reaction response capability for Operation Desert Storm. The current production system is a modified version that, as described by the Army, provides a protective "electronic bubble for vehicles, dismounted operations in conjunction with vehicles, and for fixed sites."

     Because of the short-term nature of the Army's recent orders, it is difficult to predict the level of sales in 2006. However, we believe that there will be an ongoing need to protect people and vehicles from the threat of remotely controlled explosive devices.

INTERFERENCE CANCELLATION

     EDO has been a world leader in interference-cancellation technology for more than 25 years. Our technology is used to eliminate interference in dense electromagnetic environments that can degrade the effectiveness of radios and other electronic equipment. Under a contract from the Boeing Company, EDO is currently developing an interference-cancellation system for the EA-18G aircraft. The EA-18G has been selected by the U.S. Navy to replace the EA-6B Prowler aircraft, which provides an umbrella of protection for strike aircraft, ground troops and ships by jamming enemy radar, electronic data links and communications. EDO's interference-cancellation equipment will allow clear communications during all mission scenarios.

     In addition, EDO is providing the interference-cancellation subsystem for the CV-22 Osprey tilt-rotor aircraft and the Coast Guard modernization project known as Deepwater.

AIRBORNE ELECTRONIC WARFARE SYSTEMS

     Sales of airborne electronic warfare systems accounted for 7%, 9%, and 12% of consolidated net sales in 2005, 2004 and 2003, respectively.

     Our AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force's B-1B bomber from radar-guided and infrared-guided missile threats. Currently, we provide continued logistics support, sustaining engineering support and capability upgrades to the AN/ALQ-161 systems. This support includes software enhancements and hardware improvements to increase situation awareness and jamming effectiveness while decreasing costs. In 2005, EDO received numerous awards, totaling $39 million, to maintain the AN/ALQ-161 system and allow the B-1B bomber to perform its mission against ever changing threats.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. We continue to maintain and support the AN/ALQ-99 system, including the current on-board system hardware and the tactical jamming pods. The DoD currently expects EA-6B aircraft to be in operation through 2015 as the jamming pod migrates to the EA-18G Growler aircraft.

RECONNAISSANCE AND SURVEILLANCE SYSTEMS

     Sales of reconnaissance and surveillance systems accounted for 13%, 16%, and 17% of consolidated net sales in 2005, 2004 and 2003, respectively.

     Our reconnaissance and surveillance systems include state-of-the-art electronic systems, used primarily for Electronic Intelligence (ELINT) and Electronic Support Measure (ESM) systems. The primary purpose of an ELINT system is to determine what electronic signals are in the mission environment and accurately collect data. The analyzed data is stored in collection libraries for subsequent use in ESM systems that provide both situational awareness and warning of enemy threats. A key feature of EDO's ESM systems is precision direction-finding at long range, even in difficult electromagnetic environments. They can be integrated into any type of combat-system multi-function console and enables the rapid dissemination of radar threat intercept data.

     The ES-3601 and ES-3701 are leading international ESM systems for naval applications. More than 60 systems have been sold, many of which are already in operation providing effective at-sea performance. The ES-3701 was selected by the Royal Danish Navy for their new Flexible Support Ship. The ES-3601 has been selected by General Dynamics for the initial "Flight 0" Littoral Combat Ships. EDO is currently developing a next generation all-digital ESM system, to be known as the ES-3801.

     The ALR-95 ESM is currently operational on U.S. Navy maritime patrol aircraft and was selected by Lockheed Martin for the U.S. Coast Guard Deepwater program maritime patrol mission.

SPECIALIZED ELECTRONIC SYSTEMS

     As a result of two recent acquisitions, EDO has a growing presence in the design and production of specialized electronics systems for a diverse set of U.S. government organizations. In particular, we specialize in developing innovative solutions for intelligence and law-enforcement and special operations applications. These organizations turn to EDO for some of their most challenging, rapid-response wireless requirements.

     EDO's specialized services include research and development, product design, and manufacturing of wireless devices and systems for monitoring and managing data and physical assets. Nearly all of these systems are classified.

C4 (COMMAND, CONTROL, COMMUNICATIONS AND COMPUTERS)

     Sales of C4 products and services accounted for 10%, 11%, and 8% of consolidated net sales in 2005, 2004 and 2003, respectively.

     One of EDO's leading C4 products is a tactical telecommunications system developed for the U.S Marine Corps known as JECCS (AN/TSQ-231 Joint Enhanced Core Communications System). JECCS provides the Marine Corps with a mobile, first-in system for network management, data and voice transmission, and switching services. Three "Block I" systems have been delivered and in 2006 we will complete the delivery of our current contract for 11 JECCS units in the Block II configuration.

     In 2005 EDO was awarded a contract for a new generation of Marine Corps battlefield-communications equipment known as the Transition Switch Module. The Transition Switch Module will interface with all existing USMC telecommunications equipment to provide digital voice, data, and video communications to deployed Marine units. The indefinite-delivery/ indefinite-quantity contract has a maximum value of $240 million for the procurement of up to 476 units. Work is expected to be completed by May 2010.

     We provide engineering and C4 field services to U.S. Navy ships, shore sites and critical programs, through our Fleet Systems Engineering Teams (FSET) contract. FSETs are provided on a continuous basis to Carrier Strike Groups
(CSGs), Expeditionary Strike Groups (ESGs), Network Operating Centers (NOCs) and Naval Computer and Telecommunications Area Master Stations (NCTAMS). Our technicians keep communications networks up, optimize the networks to meet changing mission requirements, and ensure connectivity between systems and across networks. Ancillary to our FSET activities, we also provide integration and training services for the US Navy, and we provide design, development, installation and training services for the Virginia-class submarine Exterior Communications System (ECS).

     EDO provides systems integration services for naval C4 systems wherein we integrate a ship's sensor systems, including radar and sonar, communications systems, navigation and integrated bridge systems, and aircraft control systems to provide situational awareness in a common display format for a ship's commander. We are currently completing a contract for Norwegian Coast Guard vessels.

     We also provide ongoing C4 services to USAID's Office of Foreign Disaster Assistance (OFDA) supporting the US response to worldwide disasters. We provide OFDA headquarters with network administration, communications field support, integrated logistics services, training, and equipment procurement, inventory and maintenance.

     EDO maintains a C4 lab for the Marine Corps that includes an array of circuit switching and technical control equipment procured by both the Marine Corps and EDO. This lab provides EDO the ability to test equipment for interoperability on-line with other U.S. Department of Defense ("DoD") and USMC laboratories as well as participate in DoD-wide interoperability exercises. The C4 lab is a key enabler for future developments and growth with military tactical communications customers.

ANTENNA PRODUCTS

     We design and manufacture antenna systems for a wide variety of military and commercial applications including communications, electronic warfare, navigation, radar, and wireless Local Area Networks. Our antenna business is approximately 65% military and 35% commercial. Our military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, unmanned aerial vehicles (UAVs), satellites, surface ships, submarines, and ground vehicles. Our commercial antennas are used on commercial airliners, business jets, and general-aviation aircraft. We have been effective in establishing long term agreements with most of the prime aircraft manufacturers, Boeing being the most prominent.

     We have a broad customer and product base in this business. In 2005, we sold more than 39,000 antennas of 420 different types to more than 400 different original-equipment manufacturers and after-market customers. A large portion of our revenue results from spare part sales and repair services for an installed base of antennas in excess of 400,000 units. In addition, we produced antennas for our Warlock product. We continually work on the development of new antenna products via internally funded and customer-sponsored research and development.

                        ENGINEERED SYSTEMS AND SERVICES

     The Engineered Systems and Services segment addresses Integrated Systems and Structures, Undersea Warfare, and Professional Services markets. Primary products include aircraft armament systems, integrated composite structures, mine countermeasure systems, sonar systems and flight line products. We also offer a wide range of professional engineering services.

AIRCRAFT ARMAMENT

     Sales of aircraft armament systems accounted for 11%, 12%, and 13% of consolidated net sales in 2005, 2004 and 2003, respectively.

     Aircraft armament systems include sophisticated devices that allow for the carriage and release of bombs, missiles, and other "stores" utilized by military aircraft. We also design and produce the logical and electrical interfaces between the weapon and the aircraft that allow for targeting and release of those weapons.

     Over the past two decades, EDO has made significant investments in aircraft-armament technology to meet the worldwide demand for smart, lightweight, high-performance weapons-interface systems. We have developed and manufactured bomb-release units (BRU) for the F-15E aircraft, ejection-release units (ERU) for the Tornado multi-role combat aircraft, jettison-release mechanisms for the F-14, pneumatic missile-eject launchers for the F/A-22, and smart-weapon, multiple-carriage systems for the F-18 and domestic and foreign F-16s.

     In 2005, we continued production of F-15E BRUs for the USAF and international customers and provided spare-parts support for Tornado ERUs and F-15 BRUs worldwide. Furthermore, we received "Lot 6" production orders for LAU-142/A missile launchers known as AVEL for an additional 24 F-22 aircraft. The AVEL carries and ejects missiles from internal bays employing a highly reliable pneumatic-ejection system controlled by the aircraft's stores-management system. We are under contract for depot support and anticipate that we will provide depot support through the life of the F-22. We also received a contract for the first production lot of 135 BRU-55 dual-carriage, "smart" bomb racks for the Navy's F/A-18 aircraft. The contract will extend for approximately 24 months and includes an option for additional production units.

     Also in 2005, we continued development and testing of the pneumatic suspension-and-release system for the F-35 Joint Strike Fighter program. We are also under contract to design and develop a new electronic control unit for the AGM-65 Maverick missile. This control unit will enable the Maverick missile to be carried on aircraft currently not compatible with this weapon. Our control unit will interface with the aircraft through Raytheon's LAU-117 Dual Mode Launcher, whose electronics assembly was also designed and built by EDO. We were also selected by Boeing to design and develop the aircraft bomb-rack system and the sonobouy-launch system for the P-8A Multi-mission Maritime Aircraft.

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

     EDO produces high performance integrated composite structures through innovative preforming technologies and liquid resin infusion processes. These include braiding, Resin Transfer Molding (RTM) and Vacuum assisted RTM (VaRTM) of composite structures. We are a subcontractor to Lockheed Martin for the JASSM (Joint Air-to-Surface Standoff Missile) stealthy cruise missile. We fabricate 90% of the composite components for the vehicle including the entire fuselage, wing spars and other smaller structures. JASSM is qualified to be carried on the B-1B and B-52. Qualification on the F-16 and B-2 is expected soon.

     In 2005 we secured a contract with GE Aircraft Engines to fabricate variable-bleed valve ducts for the GEnx engine. The GEnx engine is the primary engine on Boeing's 787, 747 advanced and Airbus' A350. We fabricate 11 ducts in total as a shipset for each engine. The contract includes the development/qualification effort and the initial production quantities through 2012. This is a significant breakthrough for EDO as we are now an approved production supplier for composite hardware on GE engines.

     We produce filament-wound launch canisters for the new Thales VT-1 missile program. We also continued production of composite tanks for the Boeing C-17 aircraft. We have been the sole supplier of these tanks since production began, more than 12 years ago. We also design and fabricate composite structures for Northrop Grumman on military aircraft modification programs.

     We have been a provider to Boeing for composite tanks on commercial airliners for 38 years and our aftermarket support for these tanks to the commercial airlines remains strong.

     We produce our trademark "Fiberbond" line of composite piping for water and fire systems on oil rigs. This includes the fabrication and installation of topside piping systems for Gulf of Mexico deep-water oil platforms. We continue to invest in introducing our Fiberbond piping to the U.S. Navy due to its non-corrosive, lightweight and non-magnetic properties.

MINE COUNTERMEASURE SYSTEMS

     We are the preeminent supplier of airborne naval-minesweeping equipment worldwide. The principal system of this type used by the U.S. Navy, the MK 105 helicopter-towed system, was designed and developed by us. We continue to provide spares and logistics support for these systems to the Navy and an international customer, and we continue to function as the Navy maintenance depot for the MK 105 systems.

     We won a competitive contract from the Navy for the next generation lightweight, helicopter-towed minesweeping system, called the Organic Airborne/Surface Influence Sweep (OASIS). Production is expected to start in 2008 and continue through 2015.

     We continued work on the Navy contract to demonstrate the feasibility of unmanned, surface-vessel mine warfare technology and the application of this technology for fleet integration. The Navy has selected EDO's Unmanned Surface Sweep System, named US3, and OASIS, as baseline sweep mission packages for the Littoral Combat Ship (LCS).

     In 2006, EDO will open a new facility in Panama City, FL near our primary mine-warfare customer, the Naval Surface Warfare Center, Panama City (NSWC PC). This facility will support our existing mine-warfare systems and develop future systems.

SONAR SYSTEMS AND COMPONENTS

     We have been a supplier of sonar systems and components, including sonar sensors, underwater-communication systems, depth-sounding, and speed-measuring equipment for more than 50 years.

     We are one of North America's leading manufacturers of piezoelectric-ceramic components for defense applications, and we also provide material and related transducers to several commercial markets.
Piezoelectric-ceramic elements convert acoustic energy to electrical energy and vice versa and form the basis of many defense and commercial products.

     We believe our ability to combine, manufacture and develop engineered active materials with state-of-practice mixed analog and digital electronics and software engineering makes us competitive in several niche markets. For example, we produce underwater acoustic transducers for use in all areas of undersea warfare and piezoelectric shapes for a variety of industries.

     In 2005, Lockheed Martin awarded EDO a contract valued at $30 million for sonar equipment on the new Spanish S-80A submarine's combat management system. This initial award covers outboard sonar arrays on four conventionally-powered submarines. This award positions the Lockheed Martin team, including EDO, to compete for other international submarine opportunities.

     During 2005, our newest and most capable towed-sonar system, the EDO Model 980 ALOFTS, which is designed to detect quiet submarines in littoral waters, was delivered to an international customer. Five more systems will be installed through 2008. We have also received an order from another international customer for one ALOFTS system with options for two additional systems expected to be procured in 2006 and 2007.

     Development continued in cooperation with Ultra Electronics, the UK-based aerospace and defense-electronics group, on our newest hull-mounted sonar, the MFS 7000. In 2005, this equipment was installed on the United Kingdom's first new anti-air warfare destroyers, the Daring class. There will be a total of six ships of the Daring class with MFS-7000 sonar systems installed.

     EDO is also producing SQS-53C sonar arrays for the Arleigh Burke-class of guided-missile destroyer. If all options are exercised, deliveries will extend to approximately 2010. In addition to supplying these arrays for U.S. Navy ships, EDO also provides them to allied navies under the Foreign Military Sales
(FMS) program.

     In 2005, installation of two EDO Model 997 hull-mounted sonars to replace the earlier EDO Model 610 was also completed on two additional Brazilian Navy ships, bringing the total number of these new systems operating to six.

     We continued to support our legacy SQR-18 and SQS-35 towed sonars in their role as primary undersea-warfare systems for several international navies, most notably the Taiwanese Navy.

PROFESSIONAL AND ENGINEERING SERVICES

     Professional and engineering services accounted for 13%, 17%, and 19% of consolidated net sales in 2005, 2004 and 2003, respectively.

     Our primary areas of services include four major areas of specialty: information technology; acquisition management; engineering; and technical services. Within these specialties, we provide a broad range of services, primarily to the DoD.

     We provide business transformation, analysis & information technology services including strategic business planning, human capital planning, benchmarking and metrics tracking and analysis, website development, and IT policy and planning.

     We provide surface-warfare services, including human-systems integration, configuration management, business & financial management, modernization planning, data management, and various engineering functions. We provide the Navy with in-service engineering support for marine-propulsion gas-turbine systems. We also provide systems-engineering services in areas such as test and evaluation, systems integration, performance modeling and computer-aided design to Navy, Coast Guard, and commercial clients.

     EDO supports the Marine Corps Joint Capabilities and Integration Office, Systems Command and Logistics Command by designing and executing concept-based experimentation, technology identification, wargaming, and modeling and simulation. We also provide acquisition and logistics support to the Marine Corps, including several logistic bases and systems-command centers.

     We provide aviation and logistics-support services, including integrated logistics support, systems engineering, systems integration, interactive technical manuals, training systems development, and reliability engineering.

     We support several of the Navy's program executive offices by providing logisticians, acquisition specialists, engineers and financial analysts who perform functions such as configuration management, budget analysis, analysis of ship casualty reports, ship-manning assessments, and review of training requirements. We have provided acquisition support to the Coast Guard's Deepwater program office as they create a transformational fleet of vessels.

     We support the Department of the Navy for in-service engineering and depot support for a mine-countermeasure program based in San Diego. This contract complements our continued support for the Explosive Ordnance Disposal Program Management Office (PMS-EOD), a contract we have successfully maintained since 1984.

     We perform engineering services under contracts to the Navy for threat-simulator-validation support at China Lake Naval Air Warfare Center, to the Air Force electronic warfare directorate at Edwards Air Force Base for F-22 and various other aircraft platforms, and provide technical and engineering support to various Boeing Satellite Systems programs.

     We also provide a broad range of electronic-warfare-related engineering services to the Air Force, as well as aerospace and commercial businesses, to produce and support complex, high-technology solutions. Engineering specialties include software, radio-frequency, computer-aided design, and mechanical engineering.

FLIGHT LINE PRODUCTS

     The provision of engineering services to the Air Force led to the development of portable radar-signal simulators designed to test the radar-warning receivers. Our first sale of this equipment was made in June 1998. The first significant contract was awarded by the Air Force in 2001 for 70 units. The primary product is the AN/PLM-4.

     The AN/PLM-4 tests the radar-warning systems and electronic countermeasures systems onboard fighter jets and other military aircraft before takeoff, as well as during routine maintenance. In addition to the flight-line version, the radar-signal simulator is available in configurations for laboratory, shipboard and vehicle testing.

     In 2005, we received orders for 143 AN/PLM-4 radar signal simulators from the USAF, US Navy and international customers. This brought the total number of systems ordered to 677.

     We are currently developing a smaller, lightweight, hand-held version of the radar signal simulator.

RESEARCH AND DEVELOPMENT

     Research and development is important to the success of our business, because we focus on niche markets where we have leading-edge technology. While research and development efforts are facilitated by a large portion of our staff, our research and development efforts involved the primary efforts of about 190 employees in 2005. Most of our research and development is funded by long-term development contracts with customers, with the remainder funded at our own expense. Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors.

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

     Company-funded research and development is intended primarily to develop new products and extend the capabilities of existing products. Principal current company-funded research and development includes: next-generation electronic force protection systems; digital signal-processing technology for electronic intelligence and support systems; image and signal processing, computer software, and other improvements for combat systems; minesweeping technology; aircraft weapons-carriage systems; application of composites for structural uses; various types of communication equipment; electronic countermeasures; advanced antennas; sonar systems, including processing and detection enhancements; noise reduction and interference cancellation; piezoelectric and composite materials; and new capabilities for our radar-signal simulator products.

     The following table sets forth research and development expenditures for the years presented.

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Customer-sponsored......................................  $56,000   $61,600   $48,800
Company-funded..........................................   17,100    11,600     8,600
                                                          -------   -------   -------
  Total.................................................  $73,100   $73,200   $57,400
                                                          =======   =======   =======

MARKETING AND INTERNATIONAL SALES

     We sell defense products to the U.S. DOD as a prime contractor and through subcontracts with other prime contractors. In addition, we also sell defense equipment to foreign governments directly, (including through Foreign Military Funded Programs) and through the U.S. Government under Foreign Military Sales programs. We also sell commercial products domestically and internationally.

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

     International sales comprised 14% of consolidated net sales in 2005, 14% in 2004, and 18% in 2003.

BACKLOG

     We define backlog as the funded value of contracts and orders that has not been recognized as sales. As of December 31, 2005 our total backlog was $558.7 million compared with $474.6 million as of December 31, 2004. Approximately 72% of the total backlog at December 31, 2005 is scheduled for delivery in 2006. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms on which we have a strong strategic position. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

     Backlog does not include portions of contracts for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. There is about $646.6 million in unfunded contracts and unexercised options at the end of 2005.

GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for $528.6 million or 82% of our 2005 consolidated net sales compared with $425.6 million or 79% in 2004 and $348.3 million or 76% in 2003, and consisted primarily of sales to the DoD. Such sales include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program. Our business is not substantially dependent on any contract.

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

COMPETITION AND OTHER FACTORS

     Some of our products are sold in markets containing a number of competitors substantially larger than we are and with greater financial resources. Direct sales of military products to the U.S. and foreign governments are based principally on product performance, cost and reliability. Such products are generally sold in competition with products of other manufacturers that may fulfill an equivalent function, but which are not direct substitutes.

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

ENVIRONMENTAL

     Refer to Note 17 on page 60 of this Report for information regarding the cost of compliance with environmental regulations.

EMPLOYEES

     As of December 31, 2005, we employed 3,000 persons.

RISK FACTORS

  REDUCTIONS IN GOVERNMENT SPENDING WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     A reduction in purchases of our products by domestic and foreign government agencies would have a material adverse effect on our business because a significant portion of our net sales are derived from contracts directly or indirectly with government agencies. In 2005, 2004 and 2003, we derived about 82%, 79% and 76%, respectively, of net sales from direct and indirect contracts with the U.S. Government and derived about 14%, 14% and 18%, respectively, of net sales from international sales to foreign governments. The development of our business will depend upon the continued willingness of the U.S. and foreign governments to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

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

  POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Foreign sales represented about 14% our total sales in 2005 and we intend to increase the amount of foreign sales we make in the future. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. If we fail to increase our foreign sales it could have a material adverse effect on our results of operations.

  CONCENTRATION OF VOTING POWER AND CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS COULD MAKE A MERGER, TENDER OFFER OR PROXY CONTEST DIFFICULT AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

     At December 31, 2005, the EDO Employee Stock Ownership Trust, or ESOT, owned 3,720,214 common shares (or about 18% of the outstanding common shares). The trustee of the plan has obligations under the trust agreement and its fiduciary duties when voting allocated shares under the plan. The procedure the trustee generally follows is to receive direction from each of the plan participants with respect to his or her allocated shares, and then to vote all shares in accordance with the direction received. The market may perceive that the concentration of voting power in the hands of a single employee stock ownership plan creates a potential barrier against another party acquiring us. This perception could result in lower market prices for our common shares. In addition, certain agreements to which we are a party, including loan and executive officer agreements, contain provisions that impose increased costs in the event of a change of control.

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

  WE CURRENTLY DERIVE A SIGNIFICANT PERCENTAGE OF OUR TOTAL SALES FROM OUR WARLOCK FORCE PROTECTION SYSTEMS. IF SALES OF THE WARLOCK FORCE PROTECTION SYSTEMS DECREASE, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

     Currently, sales of our Warlock force protection systems to the United States Army constitute a significant percentage of our total sales. Sales of Warlock force protection systems accounted for 22% of our total sales for fiscal 2005. Due to the immediate need for the systems, the United States Army places expedited, short term orders with us for these products from time to time. Consequently, the termination, reduction or postponement of purchases by the United States Army, which could happen at any time, may adversely affect our financial condition and results of operations.

ITEM 2.  PROPERTIES

     All of our operating facilities are leased except a Wando, SC facility obtained in the Darlington acquisition. In 2003, we sold our facility in Deer Park, NY. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. We believe that, with respect to leases which expire during 2006 we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 16 on pages 59 and 60 of this Report.

     Set forth below is a listing of our principal plants and other materially important physical properties.

                                                                                           APPROXIMATE
                                                                                            FLOOR AREA
SEGMENT                                    LOCATION                        TYPE            (IN SQ. FT.)
-------                                    --------                        ----            ------------
Electronic Systems and
  Communications/ Engineered
  Systems and Services.......  North Amityville, NY               Manufacturing/Assembly     225,000
Electronic Systems and
  Communications/Engineered
  Systems and Services.......  Chesapeake, VA                     Assembly                    46,000
Electronic Systems and
  Communications.............  Morgan Hill, CA                    Manufacturing              160,000
Electronic Systems and
  Communications.............  Thousand Oaks, CA                  Assembly                   113,000
Electronic Systems and
  Communications.............  Alexandria, VA & Wando, SC         Manufacturing              105,000
Electronic Systems and
  Communications.............  Bohemia, NY                        Manufacturing               94,000
Electronic Systems and
  Communications.............  Columbia, MD                       Office/Assembly             77,000
Engineered Systems and
  Services...................  Salt Lake City, UT (2 facilities)  Manufacturing              284,000
Engineered Systems and
  Services...................  Alexandria, VA                     Office                     193,000
Engineered Systems and
  Services...................  Brighton, UK                       Manufacturing               56,000
Engineered Systems and
  Services...................  Walpole, MA                        Manufacturing               55,000
Engineered Systems and
  Services...................  Huntingdon, PA                     Assembly                    40,000
Engineered Systems and
  Services...................  Lancaster, CA                      Office/Assembly             38,000
Engineered Systems and
  Services...................  Baton Rouge, LA                    Manufacturing               29,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business, including various environmental actions described in Note 17 on page 60 of this Report. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, are not material to the business or financial condition of the Company. The following is a description of certain proceedings:

     U.S. v. EDO Corporation et al.; EDO Corporation et al. v. Elinco Associates L.P. et al. (United States District Court, District of Connecticut). The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site in Norwalk, CT. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and the Company is unable to determine whether the EPA will address the third operable unit or, if it does, whether it will conclude that specific remedial response action will be required for it, and in such event, what the costs, if any, or the Company's degree of responsibility will be. As of December 31, 2005 the Company estimates that its discounted liability over the remainder of the twenty years related to the two operable units is approximately $1.6 million. See also Note 17 on page 60 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" and "Dividends" on pages 31 and 32, together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 35 and 36 and Note 8 on pages 47 and 48 of this Report. The information regarding equity compensation plans can be found in Note 1(k) on pages 42 and 43 and Note 13 on pages 51 and 52 of this Report.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                        EDO CORPORATION AND SUBSIDIARIES
                 (NOT COVERED BY INDEPENDENT AUDITOR'S REPORTS)

                                                      2005       2004       2003       2002       2001
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF EARNINGS DATA:
Net sales.........................................  $648,482   $536,173   $460,667   $328,876   $259,961
  Costs and expenses:
  Cost of sales...................................   490,617    392,961    338,259    240,850    189,733
  Selling, general and administrative.............    85,921     78,791     71,855     47,584     34,013
  Research and development........................    17,122     11,620      8,594      8,492      8,750
  Environmental costs/impairment loss on Deer Park
    facility......................................     1,543         --      9,160         --         --
  Other expenses(a)...............................        --         --      1,871      2,565        389
                                                    --------   --------   --------   --------   --------
                                                     595,203    483,372    429,739    299,491    232,885
                                                    --------   --------   --------   --------   --------
Operating earnings................................    53,279     52,801     30,928     29,385     27,076
Net interest expense(b)...........................   (11,291)    (7,848)    (8,152)    (4,956)    (2,216)
Other non-operating (expense) income, net.........      (147)      (319)       279        (95)      (971)
                                                    --------   --------   --------   --------   --------
                                                     (11,438)    (8,167)    (7,873)    (5,051)    (3,187)
                                                    --------   --------   --------   --------   --------
Earnings before income taxes and cumulative effect
  of a change in accounting principle.............    41,841     44,634     23,055     24,334     23,889
Income tax expense................................   (15,572)   (15,566)    (9,644)   (10,342)    (9,210)
                                                    --------   --------   --------   --------   --------
Earnings before cumulative effect of a change in
  accounting principle from:
  Continuing operations...........................    26,269     29,068     13,411     13,992     14,679
  Discontinued operations.........................        --         --      1,398         --        273
                                                    --------   --------   --------   --------   --------
Earnings before cumulative effect of a change in
  accounting principle............................    26,269     29,068     14,809     13,992     14,952
Cumulative effect of a change in accounting
  principle, net of tax of $790(c)................        --         --         --     (3,363)        --
Dividends on preferred shares(d)..................        --         --         --         --       (194)
                                                    --------   --------   --------   --------   --------
Net earnings available for common shares..........  $ 26,269   $ 29,068   $ 14,809   $ 10,629   $ 14,758
                                                    ========   ========   ========   ========   ========
PER COMMON SHARE DATA:
Basic net earnings (loss):
  Continuing operations...........................  $   1.45   $   1.64   $   0.78   $   0.82   $   1.14
  Discontinued operations.........................        --         --       0.08         --       0.02
                                                    --------   --------   --------   --------   --------
Basic net earnings before cumulative effect of a
  change in accounting principle..................      1.45       1.64       0.86       0.82       1.16
Cumulative effect of a change in accounting
  principle.......................................        --         --         --      (0.20)        --
                                                    --------   --------   --------   --------   --------
Basic net earnings................................  $   1.45   $   1.64   $   0.86   $   0.62   $   1.16
                                                    --------   --------   --------   --------   --------
Diluted net earnings (loss):
  Continuing operations...........................  $   1.33   $   1.49   $   0.76   $   0.81   $   1.09
  Discontinued operations.........................        --         --       0.08         --       0.02
                                                    --------   --------   --------   --------   --------
Diluted net earnings before cumulative effect of a
  change in accounting principle..................      1.33       1.49       0.84       0.81       1.11
Cumulative effect of a change in accounting
  principle.......................................        --         --         --      (0.20)        --
                                                    --------   --------   --------   --------   --------
Diluted net earnings..............................  $   1.33   $   1.49   $   0.84   $   0.61   $   1.11
                                                    ========   ========   ========   ========   ========
Cash dividends per common share...................  $   0.12   $   0.12   $   0.12   $   0.12   $   0.12
Weighted-average common shares outstanding:
  Basic...........................................    18,081     17,695     17,308     17,080     12,776
  Diluted(e)......................................    23,001     22,377     17,561     17,379     14,254

                                                      2005       2004       2003       2002       2001
                                                    --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OTHER DATA:
Depreciation and amortization.....................  $ 15,699   $ 16,040   $ 17,065   $ 11,321   $ 11,396
Capital expenditures..............................    23,718     14,206      8,865      7,093     14,298
Backlog...........................................   558,685    474,605    462,327    375,029    294,812
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, marketable securities and
  restricted cash.................................  $108,731   $ 98,884   $ 86,632   $159,860   $ 58,031
Working capital...................................   244,862    226,708    175,715    204,382    105,177
Total assets......................................   687,399    546,689    494,696    481,574    285,630
Total debt(f).....................................   208,250    137,800    137,800    137,800        463
Shareholders' equity..............................   239,893    211,928    190,332    168,273    174,498

---------------

(a) Reflects $0.9 million in 2003 and $0.6 million in 2002 for the write-off of purchased in-process research and development ("IPR&D") and other acquisition-related costs, respectively, associated with our acquisition of the assets of Condor Systems, Inc., as well as a $0.9 million curtailment loss in 2003 and a $2.0 million curtailment loss in 2002 associated with our benefit plans; a $0.9 million post-retirement curtailment gain in 2001; $1.3 million in 2001 for the write-off of IPR&D; and other EDO-AIL merger-related costs in 2001.

(b) In 2005, includes $2.9 million of premium paid to redeem all of the outstanding $137.8 million principal amount of our 5.25% Convertible Subordinated Notes and $1.3 million of write-off of the remaining unamortized deferred finance costs associated with these Notes.

(c) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle effective January 1, 2002. See Note 1(f) to the consolidated financial statements.

(d) ESOP Convertible Cumulative Preferred Shares, Series A. On March 8, 2001, all outstanding preferred shares were converted into common shares. No preferred dividends were paid after March 8, 2001.

(e) In 2005 and 2004, the 5.25% Convertible Subordinated Notes had a dilutive effect on the earnings per share calculation. In November 2005, the 5.25% Convertible Subordinated Notes were redeemed. Also in November 2005, 4.0% Convertible Subordinated Notes were issued which had a dilutive effect in 2005. Consequently, 4.7 million shares are included in the diluted shares outstanding in 2005 compared to 4.4 million shares in 2004.

(f)  Includes current portion of notes payable.

ITEMS 7. AND 7A.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     EDO Corporation (the "Company") designs and manufactures a diverse range of products with core competencies in critical defense areas. We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and intelligence applications. We believe our advanced systems are mission-critical on a wide range of military programs and are at the core of transforming defense capabilities. We have two reporting segments: Electronic Systems and Communications and Engineered Systems and Services. Our Electronic Systems and Communications segment provides highly-engineered electronic systems and equipment including electronic warfare systems, reconnaissance and surveillance systems, and command, control, communications, and computers (C4) products and systems. Our Engineered Systems and Structures segment comprises aircraft armament systems, integrated composite structures, undersea warfare sonar systems, and professional engineering services. The Company has a disciplined acquisition program which is diversifying its base of major platforms and customers.

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

ACQUISITIONS

     On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC (NexGen), a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened our fast-growing position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities. Consequently, the excess purchase price over the net assets acquired has been temporarily assigned to goodwill, and amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes.

     On September 19, 2005, we acquired for cash all of the stock of Fiber Innovations, Inc., (Fiber Innovations) a privately-held company that is a designer and manufacturer of fiber reinforced-composites. This acquisition has added important complementary design and manufacturing capabilities to EDO's integrated-composite-structures business. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired related to Fiber Innovations is not deductible for income tax purposes.

     On May 2, 2005, we acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In June 2003, we acquired all of the stock of Emblem Group Ltd., a privately-held company based in England. Emblem, which has been renamed EDO (UK) Ltd., operated through its MBM Technology unit in England and Artisan Technologies Inc. subsidiary in the United States. EDO (UK) reinforces our position as a global leader in aircraft armament-release systems and broadens our customer base in Europe. Emblem became part of the Company's Engineered Systems and Services segment. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and, therefore, goodwill. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in the UK is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

     In March 2003, we acquired all of the stock of Darlington, Inc., a privately-held defense-communications company. This acquisition significantly expanded our capabilities in defense communications and related services. Darlington became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In February 2003, we acquired all of the stock of Advanced Engineering & Research Associates, Inc. (AERA), a privately-held company which strengthened and expanded our range of professional services. AERA became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In July 2002, we acquired, in an auction under section 363 of the U.S. Bankruptcy Code, substantially all of the assets of Condor Systems, Inc., a privately-held defense-electronics company and its subsidiary

(together, "Condor"). The acquisition of Condor's business has significantly expanded our defense-electronics capabilities in the areas of reconnaissance and surveillance systems and communications and countermeasures. The assets became part of the Company's Electronic Systems and Communications segment. Associated with the acquisition and included in operating earnings for 2003 is $0.9 million, of acquisition-related costs. The excess of the purchase price over the net assets acquired recorded as goodwill, IPR&D and other intangible assets is deductible for income tax purposes over 15 years.

     These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

SALE OF PROPERTY

     On June 24, 2003, the Board of Directors of the Company approved the decision to sell our 726,000 square foot facility in Deer Park, NY. This decision was based on a company-wide facility plan that evaluated potential uses for the property. We concluded that the Deer Park facility would not meet future requirements, and thus an outright sale was completed, freeing assets for more productive use, including acquisitions. A pre-tax impairment loss of $9.2 million was recorded in the second quarter of 2003, as the net book value of the assets exceeded the fair value less the costs to sell. The fair value was based on a $29.0 million sales price per the sales agreement entered into in July 2003. In 2005, we recorded $1.5 million of an additional cost provision to account for an environmental cleanup that was not discovered until after the sale.

     Of the $29.0 million sales price, $22.0 million was in cash and $7.0 million in the form of a purchase money mortgage and note. We closed on the sale in October 2003 and received the cash less closing payments. The due date of the note is October 9, 2005 or the date EDO achieves "Material Closure" defined as "the investigation, assessment and remediation of an Environmental Condition sufficient to not cause any material interference with the buyer's ability to develop, construct, finance or lease the Premises." The Company believes that the note is currently due and payable. See Note 4 to our consolidated financial statements on pages 45 and 46.

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

     We use the building block approach to the estimation of the long-term rate of return on assets. Under this approach, we reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with our actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, we selected an overall return rate within the resulting range.

FINANCIAL HIGHLIGHTS

     Net sales for 2005 increased 20.9% to 648.5 million from $536.2 million for 2004 and included sales from the acquisitions of Fiber Innovations and EVI. For 2005, net earnings were $26.3 million or $1.33 per diluted share on 23.0 million shares compared to net earnings of $29.1 million or $1.49 per diluted share on
22.4 million shares in 2004. In 2005 and 2004, the 5.25% Convertible Subordinated Notes had a dilutive effect on the earnings per share calculation. In November 2005, the 5.25% Convertible Subordinated Notes were redeemed. Also in November 2005, 4.0% Convertible Subordinated Notes were issued which had a dilutive effect in 2005. Consequently, 4.7 million shares are included in the diluted shares outstanding in 2005 compared to 4.4 million shares in 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FAS123(R) is similar to the approach described in Statement 123. However, FAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS123(R) must be adopted by the Company no later than January 1, 2006.

     As permitted by Statement 123, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options through December 31, 2005.

     The Company has adopted FAS123(R) on January 1, 2006, using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS123(R) that remain unvested on the effective date.

     Accordingly, the adoption of FAS123(R)'s fair value method will have an impact on our result of operations. The impact of the adoption of FAS123(R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note (1)(k) to our consolidated financial statements.

     FAS123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options and the fair value of the Company's stock on the date of exercise.

RESULTS OF OPERATIONS

  COMPARISON OF 2005 TO 2004

     Net sales by segment were as follows:

                                                       TWELVE MONTHS
                                                           ENDED
                                                          DECEMBER           INCREASE/(DECREASE)
                                                   ----------------------           FROM
SEGMENT                                              2005         2004          PRIOR PERIOD
-------                                            ---------    ---------    -------------------
                                                   (DOLLARS IN MILLIONS)
Electronic Systems and Communications............   $408.2       $273.3             49.4%
Engineered Systems and Services..................    240.3        262.9             (8.6)%
                                                    ------       ------
Total............................................   $648.5       $536.2             20.9%
                                                    ======       ======

     The increase in sales in the Electronic Systems and Communications segment for the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributable to sales of Warlock force protection equipment to the U.S. Army. The Warlock program was a significant contributor to sales and margin in 2005, accounting for 22% of our total sales. In addition, the acquisition of EVI contributed sales for the eight months since its acquisition date. There were also increases in sales of C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") program for the Marine Corps and antennas. These increases were partially offset by a decrease in sales of electronic warfare systems due primarily to reduced efforts on the EA-6B aircraft and also to the completion of B1-B development efforts.

     The decrease in sales in the Engineered Systems and Services segment for the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributable to lower sales of professional services, mine countermeasures systems, and sonar systems, partially offset by three months of sales from the acquisition of Fiber Innovations since its acquisition date. The decrease in sales of professional services was due to lower levels of awards as well as timing of awards. The decrease in sales of mine countermeasures systems was due to the completion of various spares orders that followed the final deliveries of the MK-105 Mod 4 Upgrade program. The decrease in sales of sonar systems was due to several major programs nearing completion during 2005.

     Operating earnings were as follows:

                                                      TWELVE MONTHS
                                                          ENDED
                                                      DECEMBER 31,     INCREASE/(DECREASE)
                                                      -------------           FROM
SEGMENT                                               2005    2004        PRIOR PERIOD
-------                                               -----   -----    -------------------
                                                       (DOLLARS IN
                                                        MILLIONS)
Electronic Systems and Communications...............  $42.1   $26.5            58.9%
Engineered Systems and Services.....................   12.7    26.3           (51.8)%
Deer Park facility environmental cost provision.....   (1.5)     --
                                                      -----   -----
Total...............................................  $53.3   $52.8             1.0%
                                                      =====   =====

     Items of note affecting operating earnings are summarized here to clarify the comparison of results.

                                                               TWELVE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Pension.....................................................  $4,277   $2,183
ESOP Compensation expense...................................  $4,952   $4,330
Intangible asset amortization...............................  $5,931   $5,564

     The increased pension expense in 2005 compared to 2004 is attributable to changes in actuarial assumptions, namely a reduction in the discount rate. The higher ESOP compensation expense in 2005 is attributable to our higher average stock price compared to 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002, 2003 and 2005 and affects primarily the Electronic Systems and Communications segment. In 2005, we incurred a $1.5 million charge to provide for environmental cleanup efforts relating to our former Deer Park facility.

     Operating earnings in the Electronic Systems and Communications segment for the year ended December 31, 2005 were $42.1 million, or 10.3% of this segment's sales compared to $26.5 million, or 9.7% of this segment's sales for the year ended December 31, 2004. The increase in operating earnings is largely attributable to the increased sales of Warlock force protection systems and increased margins on sales of C4 products and systems, namely the aforementioned JECCS program. These increases were partially offset by cost growth of $2.4 million on an electronic warfare systems program. Additionally, as discussed in further detail below in the comparison of results of operations of 2004 compared to 2003, 2004 operating earnings were negatively impacted by a write-off of $2.6 million of Ku-band products inventory.

     Operating earnings in the Engineered Systems and Services segment for the year ended December 31, 2005 were $12.7 million, or 5.3% of this segment's sales compared to $26.3 million, or 10.0% of this segment's sales for the year ended December 31, 2004. The decrease in operating earnings was due largely to the aforementioned lower sales in our professional services business. In addition, there was cost growth of $1.4 million on several sonar array and depth sounder programs. The lower spares sales related to mine countermeasures systems also contributed to lower earnings. These negative impacts were partially offset by an adjustment of $1.6 million of the estimated costs to complete on an aircraft armament program.

     Operating earnings were also negatively affected by cost growth totaling $3.6 million on an undersea warfare systems program known as ALOFTS. Ongoing system testing identified various performance issues that required design and software modifications, which are continuing. We believe we have accounted for all costs for the modifications and future re-testing in our estimate-to-complete. The next significant tests for this program are currently scheduled to occur in 2006. In 2004, there was a $3.8 million negative impact to earnings on the same program.

     In 2004 there was a positive impact to operating earnings in this segment of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final deliveries of MK105 systems made in 2003 and proven performance resulting from system utilization over the course of 2004. This increase in earnings was partially offset by a $1.6 million negative impact to operating earnings resulting from an increase in the estimate-to-complete on an aircraft armament program.

     Selling, general and administrative expenses for the year ended December 31, 2005 of $85.9 million decreased as a percent of net sales to 13.2% from 14.7% for the year ended December 31, 2004. The increase in sales is the primary driver of the decrease.

     Research and development expense for the year ended December 31, 2005 increased to $17.1 million or 2.6% of net sales from $11.6 million or 2.2% of net sales for the year ended December 31, 2004. This increase is attributable to increased spending on next generation force protection efforts.

     Interest expense, net of interest income, for the year ended December 31, 2005 decreased to $7.1 million compared to $7.8 million for the year ended December 31, 2004, primarily due to higher interest income resulting from higher average cash levels. Interest expense includes interest on the 5.25% Convertible Subordinated Notes through their redemption date in November 2005 as well as interest on the 4.0% Convertible Subordinated Notes due 2025 issued in November 2005. Also included in interest expense is amortization of deferred debt issuance costs associated with the offering of the 4.0% notes and amortization of deferred financing costs associated with our credit facility.

     On November 29, 2005, we redeemed for cash all of our outstanding 5.25% Convertible Subordinated Notes. Associated with this redemption, we expensed $2.9 million representing a 2.1% premium paid on the $137.8 million principal amount of these 5.25% Notes, and wrote-off $1.3 million of the remaining unamortized deferred financing costs associated with these notes.

     Income tax expense reflects an effective rate of 37.2% for the year ended December 31, 2005 and 34.9% for the year ended December 21, 2004. The higher effective tax rate for 2005 as compared to 2004 is attributable to the following: higher non-deductible non-cash ESOP compensation; a reduction in the state tax expense due to state filing positions; additional tax benefit from the manufacturing exemption that became effective January 1, 2005 and lower net benefit recorded for the adjustment to tax reserves. The Company recorded an income tax benefit of $1.5 million for the year ended December 31, 2005 due to the net adjustment for income tax contingencies of which $.7 million was recorded in the fourth quarter of 2005. This compares to an income tax benefit of $2.8 million that was recorded for the year ended December 31, 2004.

     For the year ended December 31, 2005, net earnings were $26.3 million or $1.33 per diluted common share on 23.0 million diluted shares compared to net earnings of $29.1 million or $1.49 per diluted common share on 22.4 million diluted shares for the year ended December 31, 2004. The convertible notes had a dilutive effect for the years ended December 31, 2005, and 2004.

  COMPARISON OF 2004 TO 2003

     Net sales by segment were as follows:

                                                            TWELVE MONTHS
                                                                ENDED
                                                             DECEMBER 31,           INCREASE
                                                        ----------------------        FROM
SEGMENT                                                   2004         2003       PRIOR PERIOD
-------                                                 ---------    ---------    ------------
                                                        (DOLLARS IN MILLIONS)
Electronic Systems and Communications.................   $273.3       $221.6          23.3%
Engineered Systems and Services.......................    262.9        239.1          10.0%
                                                         ------       ------
Total.................................................   $536.2       $460.7          16.4%
                                                         ======       ======

     The increase in sales in the Electronic Systems and Communications segment for the year ended December 31, 2004 compared to the year ended December 31, 2003 is attributable to increases in sales of reconnaissance and surveillance systems, and command, control, communications and computers ("C4") systems, including antenna products. There was also an increase in sales due to deliveries on our contract with the U.S. Army for the new force protection systems. This "rapid response" program was a significant contributor to sales and margin for the year. These increases were partially offset by decreases in sales of electronic warfare equipment due to the completion of the UEU production program as well as completion of production deliveries of interference cancellation systems and the basic shortstop electronic protection systems ("SEPS") in 2003.

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

     The increase in sales in the Engineered Systems and Services segment for the year ended December 31, 2004 compared to the year ended December 31, 2003 is attributable in part to a full year of sales of Emblem Group Ltd. ("Emblem"), which was acquired on June 16, 2003. This accounted for approximately $12.7 million of the increase in sales. There were also increases in sales of aircraft armament systems, airborne mine countermeasure systems, and professional services. There also were increases in sales of electro-ceramic products utilized in sonar transducers and in sales of integrated composite structures including production and installation of our composite pipe for water and fire systems on offshore oil platforms.

     Partially offsetting these increases was a decrease in sales of $2.7 million in 2004 to reflect an increase to the estimate-to-complete of an undersea warfare systems program accounted for under the percentage of completion method. The increase in the estimate resulted in a decrease to the percent complete and therefore the decrease to sales. The revision to the estimate resulted from performance issues discovered during testing phases. Consequently, there was a reduction to operating earnings as discussed below.

     Operating earnings by segment were as follows:

                                                      TWELVE MONTHS
                                                          ENDED
                                                      DECEMBER 31,     INCREASE/(DECREASE)
                                                      -------------           FROM
SEGMENT                                               2004    2003        PRIOR PERIOD
-------                                               -----   -----    -------------------
                                                       (DOLLARS IN
                                                        MILLIONS)
Electronic Systems and Communications...............  $26.5   $18.5           43.3%
Engineered Systems and Services.....................   26.3    22.5           16.9%
Impairment loss on Deer Park Facility...............     --    (9.2)
Benefit plan curtailment loss.......................     --    (0.9)
                                                      -----   -----
Total...............................................  $52.8   $30.9           70.9%
                                                      =====   =====

     The lower pension expense in 2004 compared to 2003 is attributable to the cash contribution we made to our defined benefit plan in 2003. The higher ESOP compensation expense in 2004 is attributable to our higher average stock price compared to 2003. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002 and 2003 and affects primarily the Electronic Systems and Communications segment. The $9.2 million impairment charge in 2003 related to our Deer Park facility which was sold. Operating earnings for 2004 were also affected by several contract-related items which are described in further detail below in the discussion of segment operating earnings.

     The Electronic Systems and Communications segment's operating earnings for the year ended December 31, 2004 were $26.5 million or 9.7% of this segment's net sales compared to $18.5 million or 8.3% of this segment's net sales for the year ended December 31, 2003. This increase in operating earnings was attributable to continuing higher-margin sales of reconnaissance and surveillance systems. In addition, operating results were positively affected by sales associated with the force protection systems program which was a significant contributor to operating earnings in this segment for the year. Partially offsetting these increases were operating losses related to adjustments to estimates-to-complete on development and start-up production phases on certain interference cancellation programs resulting from issues discovered in the first quarter during testing. In addition, there were losses in the antenna product line due to production inefficiencies that resulted in inventory adjustments as well as increases in estimates-to-complete. In the fourth quarter, there was the aforementioned write-off of space-products related inventory of $2.6 million.

     The Engineered Systems and Services segment's operating earnings for the year ended December 31, 2004 were $26.3 million or 10.0% of this segment's net sales compared to $22.5 million or 9.4% of this segment's net sales for the year ended December 31, 2003. This increase in operating earnings was attributable to higher-margin sales of radar signal simulators and fiber-composite structural products/spares. The higher level of sales of aircraft armament systems, mine countermeasure systems, and professional services also contributed to the increase. In addition, there was a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which had been previously established for a potential issue on MK105-related contracts. The release of the reserve was triggered by final closeout of MK105 programs and proven performance resulting from system utilization over the course of the year. These increases were partially offset by the effect of increasing the estimate-to-complete on an aircraft armament program resulting in a $1.6 million negative impact to operating earnings and the aforementioned $3.8 million impact on an undersea warfare systems program.

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

LIQUIDITY AND CAPITAL RESOURCES

  BALANCE SHEET

     Our cash and cash equivalents increased 10.0% to $108.7 million at December 31, 2005 from $98.9 million at December 31, 2004. This increase was due to approximately $49.5 million received from financing activities comprised primarily of the issuance of 4.0% convertible subordinated notes and redemption of our 5.25% convertible subordinated notes. In addition, we generated $44.8 million from operations. These increases were offset by approximately $61.0 million used for acquisitions and $23.7 million for the purchase of capital equipment.

     Accounts receivable increased 23.0% to $189.2 million at December 31, 2005 from $153.8 million at December 31, 2004. This increase was due to the timing of collections of billed receivables, primarily on aircraft armament systems programs, and due to increased sales. At December 31, 2005, approximately 81% of billed receivables were in the under 60 days aging category compared to 83% at December 31, 2004.

     Inventories increased 7.0% to $56.6 million at December 31, 2005 from $52.9 million at December 31, 2004 due primarily to the efforts expended on work-in-progress on major programs.

     The notes receivable of $7.1 million at December 31, 2005 and $7.2 million at December 31, 2004 are comprised of a note receivable from the sale of our facility in Deer Park in 2003 and a note receivable from the sale of our former College Point facility in January 1996. The outstanding amount of the College Point facility note was collected in January 2006. The Deer Park facility note is due on the later of October 9, 2005 or the date EDO achieves "Material Closure" defined as the investigation, assessment and remediation of an Environmental Condition sufficient to not cause any material interference with the Buyer's ability to develop, construct, finance or lease the Premises. EDO believes that this note is currently due, but it has not yet been collected; however, we see no reason to change its current classification.

  FINANCING ACTIVITIES

  Credit Facility

     In 2005, we entered into a $300 million credit facility which replaced our expiring $200 million credit facility. The new credit facility is a five-year facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November, 2010. The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to $300 million which includes a swing loan facility with a sublimit of $20 million and a letter of credit facility with a sublimit of $100 million. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2005, LIBOR was approximately 4.39% and the applicable adjustment to LIBOR was 1.50%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under any credit facility at December 31, 2005 or 2004. Letters of credit outstanding at December 31, 2005, pertaining to the credit facility were $32.2 million, resulting in $267.8 million available for borrowings.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of December 31, 2005, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivables, inventory and machinery and equipment.

     4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

     In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable was $0.9 million at December 31, 2005. The 4.0% Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of December 31, 2005, there had been no such conversions.

     5.25% Convertible Subordinated Notes due 2007("5.25% Notes")

     In April 2002, we completed the offering of the Notes and received proceeds of $133.7 million, net of $4.1 million of commissions paid. On November 29, 2005 these notes were redeemed for cash at a premium of 2.1% of the $137.8 million principal amount, or $2.9 million, which was expensed. As a result of the redemption, we also wrote-off $1.3 million of the remaining unamortized deferred financing costs associated with these notes.

  Shelf Registration

     At December 31, 2005, our remaining capacity under the universal shelf registration statement that became effective in January 2004, was approximately $298.8 million.

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

  COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2005, we have included the following table. We are obligated under building and equipment leases expiring between 2006 and 2017. The aggregate future minimum lease commitments under those obligations with non-cancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period. Actual pension contributions may differ from amounts presented below and are contingent on cash flow and liquidity.

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

                                                              PAYMENTS DUE IN:
                                          ---------------------------------------------------------
                                                                                             2011
                                                                                             AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:  TOTAL    2006    2007    2008    2009    2010     BEYOND
----------------------------------------  ------   -----   -----   -----   -----   -----   --------
                                                                (IN MILLIONS)
Note Payable............................  $  7.0   $ 2.0   $ 2.0   $ 3.0   $  --   $  --    $   --
4.0% Convertible Subordinated Notes due
  2025..................................   201.2      --      --      --      --      --     201.2
Operating leases........................   138.7    16.8    16.1    15.6    15.5    14.3      60.4
Letters of credit.......................    32.2    12.4    16.6      --     3.2      --        --
Projected pension contributions.........    23.0     6.0     6.0     6.0     5.0      --        --
Advance payment and performance bonds...     1.9     0.2      --      --     1.7      --        --
                                          ------   -----   -----   -----   -----   -----    ------
Total...................................  $404.0   $37.4   $40.7   $24.6   $25.4   $14.3    $261.6
                                          ======   =====   =====   =====   =====   =====    ======

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

  BACKLOG

     The funded backlog of unfilled orders at December 31, 2005 increased to $558.7 million from $474.6 million at December 31, 2004. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

COMMON SHARE PRICES

     EDO common shares are traded on the New York Stock Exchange. As of February 21, 2006, there were 1,715 shareholders of record (brokers and nominees counted as one each).

     The price range in 2005 and 2004 was as follows:

                                                       2005                2004
                                                 -----------------   -----------------
                                                  HIGH       LOW      HIGH       LOW
                                                 -------   -------   -------   -------
1st Quarter....................................  32.8700   27.1600   27.2000   23.1000
2nd Quarter....................................  30.8900   26.5800   25.8900   20.7100
3rd Quarter....................................  31.6300   26.8600   28.0100   22.3100
4th Quarter....................................  30.3900   25.8000   32.4200   26.2400

DIVIDENDS

     During 2005 and 2004, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. The Company's credit facility places certain limits on the payment of cash dividends.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      CONSOLIDATED STATEMENTS OF EARNINGS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
CONTINUING OPERATIONS:
  NET SALES.................................................  $648,482   $536,173   $460,667
  COSTS AND EXPENSES
    Cost of sales...........................................   490,617    392,961    338,259
    Selling, general and administrative.....................    85,921     78,791     71,855
    Research and development................................    17,122     11,620      8,594
    Environmental cost provision on Deer Park facility......     1,543         --         --
    Impairment loss on Deer Park facility...................        --         --      9,160
    Write-off of purchased in-process research and
       development and merger-related costs.................        --         --        929
    Benefit plan curtailment loss...........................        --         --        942
                                                              --------   --------   --------
                                                               595,203    483,372    429,739
                                                              --------   --------   --------
  OPERATING EARNINGS........................................    53,279     52,801     30,928
  NON-OPERATING INCOME (EXPENSE)
    Interest income.........................................     2,300      1,271        941
    Interest expense........................................    (9,420)    (9,119)    (9,093)
    Loss on redemption of 5.25% Convertible Subordinated
       Notes................................................    (4,171)        --         --
    Other, net..............................................      (147)      (319)       279
                                                              --------   --------   --------
                                                               (11,438)    (8,167)    (7,873)
                                                              --------   --------   --------
    Earnings from continuing operations before income
       taxes................................................    41,841     44,634     23,055
Income tax expense..........................................   (15,572)   (15,566)    (9,644)
                                                              --------   --------   --------
  EARNINGS FROM CONTINUING OPERATIONS.......................    26,269     29,068     13,411
DISCONTINUED OPERATIONS:
  Gain from discontinued operations, net of tax of $971.....        --         --      1,398
                                                              --------   --------   --------
  EARNINGS FROM DISCONTINUED OPERATIONS.....................        --         --      1,398
                                                              --------   --------   --------
NET EARNINGS................................................  $ 26,269   $ 29,068   $ 14,809
                                                              ========   ========   ========
EARNINGS PER COMMON SHARE:
  Basic:
    Continuing operations...................................  $   1.45   $   1.64   $   0.78
    Discontinued operations.................................        --         --       0.08
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- BASIC......................  $   1.45   $   1.64   $   0.86
                                                              ========   ========   ========
  Diluted:
    Continuing operations...................................  $   1.33   $   1.49   $   0.76
    Discontinued operations.................................        --         --       0.08
                                                              --------   --------   --------
NET EARNINGS PER COMMON SHARE -- DILUTED....................  $   1.33   $   1.49   $   0.84
                                                              ========   ========   ========
Dividends declared per common share.........................  $   0.12   $   0.12   $   0.12
                                                              ========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                    AMOUNTS)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $108,731    $ 98,884
  Accounts receivable, net..................................   189,190     153,810
  Inventories...............................................    56,567      52,867
  Deferred income tax asset, net............................     8,946       5,046
  Notes receivable..........................................     7,100       7,202
  Prepayments and other.....................................     3,809       3,493
                                                              --------    --------
     Total current assets...................................   374,343     321,302
                                                              --------    --------
Property, plant and equipment, net..........................    49,574      34,830
Goodwill....................................................   152,347      91,651
Other intangible assets.....................................    55,925      50,356
Deferred income tax asset, net..............................    29,637      30,241
Other assets................................................    25,573      18,309
                                                              --------    --------
                                                              $687,399    $546,689
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 33,111    $ 32,406
  Accrued liabilities.......................................    52,126      48,492
  Contract advances and deposits............................    42,244      13,696
  Note payable..............................................     2,000          --
                                                              --------    --------
     Total current liabilities..............................   129,481      94,594
                                                              --------    --------
Income taxes payable........................................     6,513       5,768
Note payable, long-term.....................................     5,000          --
Long-term debt..............................................   201,250     137,800
Post-retirement benefits obligations........................   103,815      94,936
Environmental obligation....................................     1,392       1,663
Other long-term liabilities.................................        55          --
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares.........................................        --          --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 20,305,815 issued in 2005 and
     20,112,243 issued in 2004..............................    20,306      20,112
  Additional paid-in capital................................   167,219     158,548
  Retained earnings.........................................   120,103      96,004
  Accumulated other comprehensive loss, net of income tax
     benefit ($32,711 in 2005 and $29,617 in 2004)..........   (47,072)    (42,619)
  Treasury shares at cost (111,317 shares in 2005 and 94,585
     shares in 2004)........................................    (1,868)     (1,449)
  Unearned Employee Stock Ownership Plan shares.............   (14,789)    (16,039)
  Deferred compensation under Long-Term Incentive Plan......    (3,866)     (2,408)
  Management group receivables..............................      (140)       (221)
                                                              --------    --------
     Total shareholders' equity.............................   239,893     211,928
                                                              --------    --------
                                                              $687,399    $546,689
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        EDO CORPORATION AND SUBSIDIARIES

                                                                              YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                    2005                2004                2003
                                                              -----------------   -----------------   -----------------
                                                               AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                              --------   ------   --------   ------   --------   ------
                                                                                   (IN THOUSANDS)
COMMON SHARES
  Balance at beginning of year..............................    20,112   20,112     19,832   19,832     19,790   19,790
  Exercise of stock options.................................        83       83        164      164         31       31
  Shares used for Long-Term Incentive Plan..................       111      111        116      116         11       11
                                                              --------   ------   --------   ------   --------   ------
  Balance at end of year....................................    20,306   20,306     20,112   20,112     19,832   19,832
                                                              --------   ------   --------   ------   --------   ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............................   158,548             150,097             147,091
  Exercise of stock options.................................       792               1,371                 150
  Income tax benefit related to stock options and Long-Term
    Incentive Plan..........................................       711               1,134                 328
  Shares used for payment of directors' fees................        83                  60                  28
  Shares used for Long-Term Incentive Plan..................     3,347               2,807                 178
  Compensation expense on accelerated options...............        37                  --                 292
  Employee Stock Ownership Plan shares
    committed-to-be-released................................     3,701               3,079               2,030
                                                              --------            --------            --------
  Balance at end of year....................................   167,219             158,548             150,097
                                                              --------            --------            --------
RETAINED EARNINGS
  Balance at beginning of year..............................    96,004              69,059              56,325
  Net earnings..............................................    26,269              29,068              14,809
  Common share dividends (12 cents per share)...............    (2,170)             (2,123)             (2,075)
                                                              --------            --------            --------
  Balance at end of year....................................   120,103              96,004              69,059
                                                              --------            --------            --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............................   (42,619)            (29,281)            (33,899)
  Unrealized gain (loss) on foreign currency, net of tax....         8                (273)                 50
  Additional minimum pension liability, net of tax..........    (4,461)            (13,065)              4,568
                                                              --------            --------            --------
  Balance at end of year....................................   (47,072)            (42,619)            (29,281)
                                                              --------            --------            --------
TREASURY SHARES AT COST
  Balance at beginning of year..............................    (1,449)     (95)    (1,255)     (88)    (1,321)     (94)
  Shares used for exercise of stock Options.................                            --                  87        6
  Shares used for payment of directors' fees................       115        7         80        5         80        6
  Shares (repurchased from) used for Long-Term Incentive
    Plan....................................................      (534)     (23)      (274)     (12)      (101)      (6)
                                                              --------   ------   --------   ------   --------   ------
  Balance at end of year....................................    (1,868)    (111)    (1,449)     (95)    (1,255)     (88)
                                                              --------   ------   --------   ------   --------   ------
DEFERRED COMPENSATION UNDER LONG-TERM INCENTIVE PLAN
  Balance at beginning of year..............................    (2,408)               (479)               (579)
  Shares used for Long-Term Incentive Plan..................    (3,136)             (2,845)               (189)
  Shares cancelled of Long-Term Incentive Plan..............        17
  Amortization of Long-Term Incentive Plan deferred
    compensation expense....................................     1,661                 916                 289
                                                              --------            --------            --------
  Balance at end of year....................................    (3,866)             (2,408)               (479)
                                                              --------            --------            --------

                                                                              YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                    2005                2004                2003
                                                              -----------------   -----------------   -----------------
                                                               AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                                              --------   ------   --------   ------   --------   ------
                                                                                   (IN THOUSANDS)
UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN COMPENSATION
  Balance at beginning of year..............................   (16,039)            (17,290)            (18,541)
  Employee Stock Ownership Plan Shares
    committed-to-be-released................................     1,250               1,251               1,251
                                                              --------            --------            --------
  Balance at end of year....................................   (14,789)            (16,039)            (17,290)
                                                              --------            --------            --------
MANAGEMENT GROUP RECEIVABLES
  Balance at beginning of year..............................      (221)               (351)               (593)
  Payments received on management loans.....................        81                 130                 242
                                                              --------            --------            --------
  Balance at end of year....................................      (140)               (221)               (351)
                                                              --------            --------            --------
TOTAL SHAREHOLDERS' EQUITY..................................  $239,893            $211,928            $190,332
                                                              ========            ========            ========
COMPREHENSIVE INCOME
  Net earnings..............................................  $ 26,269            $ 29,068            $ 14,809
  Additional minimum pension liability, net of income tax
    benefit (expense) of $3,100 in 2005, 9,079 in 2004 and
    $(3,175) in 2003........................................    (4,461)            (13,065)              4,568
  Unrealized gain (loss) on foreign currency, net of tax....         8                (273)                 50
                                                              --------            --------            --------
  Comprehensive income......................................  $ 21,816            $ 15,730            $ 19,427
                                                              ========            ========            ========

          See accompanying Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        EDO CORPORATION AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 2005        2004       2003
                                                               ---------   --------   --------
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
  Earnings from operations..................................   $  26,269   $ 29,068   $ 13,411
  Adjustments to earnings to arrive at cash provided by
     operations:
     Depreciation...........................................       9,768     10,476     12,180
     Amortization...........................................       5,931      5,564      4,885
     Deferred tax benefit...................................      (3,219)      (660)    (6,840)
     Bad debt expense.......................................         823         --        568
     Loss on sale of Deer Park facility.....................          --         --      9,160
     Loss (gain) on sale of property, plant and equipment...         801        255       (131)
     Environmental cost provision, Deer Park facility.......       1,543         --         --
     Deferred compensation expense..........................       1,661        916        289
     Non-cash Employee Stock Ownership Plan compensation
       expense..............................................       4,952      4,330      3,281
     Dividends on unallocated Employee Stock Ownership Plan
       shares...............................................         251        272        292
     Non-cash compensation expense..........................          37         --        292
     Common shares issued for directors' fees...............         198        140        108
     Income tax benefit from stock options and Long-Term
       Incentive Plan.......................................         711      1,134        328
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable..................................     (28,362)   (19,507)    (3,203)
       Inventories..........................................      (2,309)   (18,134)     1,406
       Prepayments and other assets.........................       4,554      3,588      4,032
       Contribution to defined benefit pension plan.........      (6,000)        --     (5,000)
       Accounts payable, accrued liabilities and other......        (905)     2,744     (5,402)
       Contract advances and deposits.......................      28,119      5,501    (12,082)
                                                               ---------   --------   --------
Cash provided by operations.................................      44,823     25,687     17,574
                                                               ---------   --------   --------
Net cash provided by discontinued operations................          --         --         79
                                                               ---------   --------   --------
INVESTING ACTIVITIES:
  Purchase of plant and equipment...........................     (23,718)   (14,206)    (8,865)
  Payments received on notes receivable.....................         300      1,200      1,385
  Proceeds from sale of property, plant and equipment.......          --         --     21,304
  Restricted cash...........................................          --         --     27,347
  Cash (paid) received related to acquisitions, net of cash
     acquired...............................................     (61,078)       301    (94,188)
                                                               ---------   --------   --------
Cash used by investing activities...........................     (84,496)   (12,705)   (53,017)
                                                               ---------   --------   --------

                                                                  YEARS ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 2005        2004       2003
                                                               ---------   --------   --------
                                                                       (IN THOUSANDS)
FINANCING ACTIVITIES:
  Issuance of 4.0% convertible subordinated notes...........     195,716         --         --
  Redemption of 5.25% convertible subordinated notes........    (137,800)        --         --
  Proceeds from exercise of stock options...................         875      1,535        268
  Proceeds from management group receivables................          81        130        242
  Repayments of acquired debt...............................      (6,931)        --     (8,660)
  Payment of common share cash dividends....................      (2,421)    (2,395)    (2,367)
                                                               ---------   --------   --------
Cash provided (used) by financing activities................      49,520       (730)   (10,517)
                                                               ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........       9,847     12,252    (45,881)
Cash and cash equivalents at beginning of year..............      98,884     86,632    132,513
                                                               ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................   $ 108,731   $ 98,884   $ 86,632
                                                               =========   ========   ========
Supplemental disclosures:
  Cash paid for:
     Interest...............................................   $   8,119   $  7,234   $  7,234
                                                               =========   ========   ========
     Income taxes...........................................   $  15,424   $ 16,278   $ 11,880
                                                               =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2005, 2004 AND 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) PRINCIPLES OF CONSOLIDATION AND BUSINESS

     The consolidated financial statements include the accounts of EDO Corporation and all wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company operates in two segments: Engineered Systems and Services and Electronic Systems and Communications.

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

  (E) LONG-LIVED ASSETS, OTHER THAN GOODWILL AND OTHER INTANGIBLES

     Property, plant and equipment are recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of such assets. Amortization of leasehold improvements is computed using the

                        EDO CORPORATION AND SUBSIDIARIES
straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

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

     Costs associated with the acquisition and development of software for internal use are recognized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2005 and 2004, the Company capitalized approximately $2.6 million and $0.6 million, respectively, of such costs. These costs are being amortized on a straight-line basis over periods ranging from two to five years.

     Deferred financing costs are amortized on a straight-line basis over the life of the related financing. The unamortized balances of $7.5 million and $2.7 million are included in other assets at December 31, 2005 and 2004, respectively. The increase in 2005 is attributable to the costs associated with the issuance of the 4.0% Convertible Subordinated Notes and the costs to enter into the new $300 million Credit Facility.

  (F) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1 each year. There was no indication of impairment at December 31, 2005 and 2004.

                        EDO CORPORATION AND SUBSIDIARIES

     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2005 and 2004 are as follows:

                                               ENGINEERED           ELECTRONIC
                                              SYSTEMS AND          SYSTEMS AND
                                                SERVICES          COMMUNICATIONS      TOTAL
                                              -----------         --------------     --------
Balance as of January 1, 2005............       $37,899              $ 53,752        $ 91,651
Acquisitions in 2005.....................         5,947                54,749          60,696
                                                -------              --------        --------
Balance as of December 31, 2005..........       $43,846              $108,501        $152,347
                                                =======              ========        ========

     Summarized below are intangible assets as of December 31:

                                                        2005       2004         LIFE
                                                      --------   --------   -------------
                                                        (IN THOUSANDS)
Intangible assets subject to amortization:
  Capitalized non-compete agreements related to
     acquisitions...................................  $  3,118   $  3,118   1-5 years
  Purchased technologies related to acquisitions....    21,103     17,003   8-25 years
  Customer contracts and relationships related to
     acquisitions...................................    45,698     39,198   6-20 years
  Tradename related to acquisitions.................     2,069      1,569   5-10 years
Other intangible assets related to acquisitions.....       916        916   2 years
                                                      --------   --------
                                                        72,904     61,804
     Less accumulated amortization..................   (17,379)   (11,448)
                                                      --------   --------
                                                      $ 55,525   $ 50,356
                                                      --------   --------
Intangible assets not subject to amortization:
     Tradename related to acquisitions..............       400         --
                                                      --------   --------
Balance as of December 31...........................  $ 55,925   $ 50,356
                                                      ========   ========

     The amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $5.9 million, $5.5 million and $4.9 million, respectively. Amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter related to these intangible assets is estimated to be $6.5 million, $6.4 million, $5.7 million, $5.7 million, $4.9 million and $26.3 million, respectively.

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

                        EDO CORPORATION AND SUBSIDIARIES

  (I) FINANCIAL INSTRUMENTS

     The net carrying value of notes receivable approximates fair value based on current rates for comparable commercial mortgages. The fair value of the Company's new 4.0% Convertible Subordinated Notes due 2025 (4.0% Notes) at December 31, 2005 was approximately $203.3 million based on recent market transactions compared to a carrying value of $201.2 million. The fair value of the environmental obligation approximates its carrying value since it has been discounted. The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

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

  (K) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair market value recognition provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" whereby compensation expense would be recognized as incurred for stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company did not issue any options during fiscal year 2005, other than to Directors, which when issued were 100% vested and the expense associated with the grants is reflected in the proformas in 2005. The per share weighted-average fair value of stock options granted was $13.06 and $10.63 in 2004 and 2003, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 2004 -- expected dividend yield of 1%, risk free interest rate of 3.8%, expected volatility of 47%, and an expected option life of 6 years; 2003 -- expected dividend yield of 1%, risk free interest rate of 3.6%, expected stock volatility of 51%, and an expected option life of 7 1/2 years.

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Earnings:
  As reported...........................................  $26,269   $29,068   $13,411
Deferred compensation expense, net of tax...............    1,002       540       171
  Stock compensation expense based on fair value method,
     net of tax.........................................   (2,377)   (2,425)   (1,797)
                                                          -------   -------   -------
  Pro forma.............................................  $24,894   $27,183   $11,785
                                                          =======   =======   =======
Basic earnings per common share:
  As reported...........................................  $  1.45   $  1.64   $  0.78
  Pro forma.............................................     1.38      1.54      0.68
Diluted earnings per common share:
  As reported...........................................  $  1.33   $  1.49   $  0.76
  Pro forma.............................................     1.27      1.41      0.67
                                                          =======   =======   =======

                        EDO CORPORATION AND SUBSIDIARIES

     For the twelve months ended December 31, 2005 and December 31, 2004, the Company issued 83,332 and 164,132 common shares for the exercise of stock options and 110,250 and 116,000 restricted common shares for long-term incentive awards.

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FAS123(R) is similar to the approach described in Statement 123. However, FAS123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS123(R) must be adopted by the Company no later than January 1, 2006.

     As permitted by Statement 123, the Company accounted for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for employee stock options through December 31, 2005.

     The Company has adopted FAS123(R) on January 1, 2006, using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of FAS123(R) that remain unvested on the effective date.

     Accordingly, the adoption of FAS123(R)'s fair value method will have an impact on our result of operations. The impact of the adoption of FAS123(R)cannot be determined at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted FAS123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in this Note to our consolidated financial statements.

     FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future, because they depend on, among other things, when employees exercise stock options and the fair value of the Company's stock on the date of exercise.

  (L) RECLASSIFICATIONS

     Certain reclassifications have been made to prior year presentations to conform to current year presentations.

(2) ACQUISITIONS

     On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC, a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened our fast-growing position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities. Consequently, the excess purchase price over the net assets acquired has been temporarily assigned to goodwill, and amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes.

                        EDO CORPORATION AND SUBSIDIARIES

     On September 19, 2005, we acquired for cash all of the stock of Fiber Innovations, Inc., a privately-held company that is a designer and manufacturer of fiber reinforced-composites. This acquisition has added important complementary design and manufacturing capabilities to EDO's integrated-composite-structures business. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired related to Fiber Innovations is not deductible for income tax purposes.

     On May 2, 2005, we acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In June 2003, we acquired all of the stock of Emblem Group Ltd., a privately-held company based in England. Emblem became part of the Company's Engineered Systems and Services segment and reinforced our position as a global leader in aircraft armament-release systems. In the second quarter of 2004 we received $0.3 million from an escrow account resulting in a decrease in purchase price and, therefore, goodwill. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangibles related to Emblem's units located in the UK is deductible for U.S. income tax purposes over 15 years. The excess of the purchase price over the net assets acquired related to Artisan Technologies, Inc. is not deductible for income tax purposes.

     In March 2003, we acquired all of the stock of Darlington, Inc., a privately-held defense-communications company. This acquisition significantly expanded our capabilities in defense communications and related services. Darlington became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In February 2003, we acquired all of the stock of Advanced Engineering & Research Associates, Inc. (AERA), a privately-held company which strengthened and expanded our range of professional services. AERA became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

     In July 2002, we acquired, in an auction under section 363 of the U.S. Bankruptcy Code, substantially all of the assets of Condor Systems, Inc., a privately-held defense-electronics company and its subsidiary (together, "Condor"). The acquisition of Condor's business has expanded our defense-electronics capabilities in the areas of reconnaissance and surveillance systems and communications and countermeasures. The assets became part of the Company's Electronic Systems and Communications segment. Associated with the acquisition and included in operating earnings for 2003 is $0.9 million, of acquisition-related costs. The excess of the purchase price over the net assets acquired recorded as goodwill, IPR&D and other intangible assets is deductible for income tax purposes over 15 years.

     These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

                        EDO CORPORATION AND SUBSIDIARIES

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the dates of acquisition.

                                                               2005 ACQUISITIONS
                                                               -----------------
                                                                (IN THOUSANDS)
Current assets..............................................       $ 12,332
Plant and equipment.........................................          1,594
Customer contracts and relationships........................          6,500
Purchased technologies......................................          4,100
Tradename...................................................            900
Goodwill....................................................         60,696
Liabilities.................................................        (15,617)
                                                                   --------
Total purchase price........................................       $ 70,505
                                                                   ========

     The allocation of the purchase price for two acquisitions have been finalized. There are outstanding amounts held in escrow which, when settled, may result in further adjustments to goodwill.

     Unaudited pro forma results of operations, assuming the acquisitions of Emblem, Darlington and AERA had been completed at the beginning of 2003 are summarized below. The results reflect adjustments to net sales, cost of sales, amortization expense, compensation expense, purchased in-process research and development costs, interest income and expense and income tax expense. The interest rate used in determining pro forma adjustments to interest income or expense was based on the average yield of the Company's invested cash and cash equivalents and approximated 1.0% for each of the respective periods presented below.

                                                                    YEAR ENDED
                                                                 DECEMBER 31, 2003
                                                               ---------------------
                                                               (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net sales...................................................         $489,531
Earnings available for common shares, before discontinued
  operations and cumulative effect of a change in accounting
  principle.................................................         $ 15,995
Diluted earnings per common share...........................         $   0.91

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the periods, or of the results which may occur in the future.

     On a proforma basis, had the three acquisitions made in 2005 taken place as of the beginning of each respective year, the results of operations would not have been materially affected for 2003, 2004 and 2005.

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

(4) ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable included $65.6 million and $51.8 million at December 31, 2005 and 2004, respectively, of unbilled revenues. Substantially all of the unbilled balances at December 31, 2005 will be

                        EDO CORPORATION AND SUBSIDIARIES
billed and are expected to be collected during 2006. Total billed receivables due from the United States Government, either directly or as a subcontractor to a prime contractor with the Government, were $92.1 million and $70.9 million at December 31, 2005 and 2004 respectively. Billed accounts receivable are net of an allowance for doubtful accounts of approximately $1.0 million and $0.6 million at December 31, 2005 and 2004, respectively.

     Notes receivable consist of the following at December 31:

                                                               2005     2004
                                                              ------   ------
                                                              (IN THOUSANDS)
Current:
  College Point.............................................  $  100   $  400
  Deer Park.................................................   7,000    6,802
                                                              ------   ------
Total.......................................................  $7,100   $7,202
                                                              ======   ======

     The original notes from the sale of the College Point facility in January 1996 were to be paid in full by December 31, 2004. One note was collected in full in 2004 and the other note was amended and extended to December 31, 2005. The latter note was due in equal quarterly amounts through September 2005 with a final payment of $0.1 million due on December 31, 2005 and bore interest at 7% per annum. The outstanding amount of $0.1 million was collected in January 2006. Also included in notes receivable is the note related to the sale of the Company's Deer Park facility in July 2003. Of the $29.0 million sales price, $22.0 million was in cash and $7.0 million was in the form of a purchase money mortgage and note. The outstanding amount of the College Point facility note was collected in January 2006. The Deer Park facility note is due on the later of October 9, 2005 or the date EDO achieves "Material Closure" defined as the investigation, assessment and remediation of an Environmental Condition sufficient to not cause any material interference with the Buyer's ability to develop, construct, finance or lease the Premises. The Company believes that this note is currently due, but it has not yet been collected.

(5) INVENTORIES

     Inventories are summarized by major classification as follows at December
31:

                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw material and supplies...................................  $11,976   $10,461
Work-in-process.............................................   49,829    44,752
Finished goods..............................................    1,690     2,043
  Less: Unliquidated progress payments......................   (6,928)   (4,389)
                                                              -------   -------
Total.......................................................  $56,567   $52,867
                                                              =======   =======

                        EDO CORPORATION AND SUBSIDIARIES

(6) PROPERTY, PLANT AND EQUIPMENT, NET

     The Company's property, plant and equipment at December 31 and their related useful lives are summarized as follows:

                                                2005       2004             LIFE
                                              --------   --------   ---------------------
                                                (IN THOUSANDS)
Land........................................  $    125   $    125
Buildings and improvements..................       161      1,017   10-30 years
Machinery and equipment.....................    71,710     73,466   3-19 years
Software....................................    12,016      7,190   2-5 years
Leasehold improvements......................    28,379     16,816   Lesser of useful life
                                                                    or lease term
                                              --------   --------
                                               112,391     98,614
Less accumulated depreciation and
  amortization..............................   (62,817)   (63,784)
                                              --------   --------
                                              $ 49,574   $ 34,830
                                              ========   ========

     On June 24, 2003, the Board of Directors of the Company approved the decision to sell the Company's 726,000 square foot facility in Deer Park, NY. The Company recorded a pre-tax impairment loss of $9.2 million in 2003, as the net book value of the assets exceeded the fair value less the costs to sell. The fair value was based on a $29.0 million sales price per the sales agreement entered into in July 2003.

(7) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:

                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Employee compensation and benefits..........................  $24,788   $20,066
Deferred revenue and accrual for future costs related to
  acquired contracts........................................    2,520     8,857
Income taxes payable........................................    5,141     2,950
Accrued rent................................................    3,995       442
Accrued interest............................................      904     1,579
Warranty....................................................    1,481     1,354
Current portion of environmental obligation.................    1,070       280
Other.......................................................   12,227    12,964
                                                              -------   -------
                                                              $52,126   $48,492
                                                              =======   =======

(8) NOTE PAYABLE, LONG-TERM DEBT AND CREDIT FACILITY

  NOTE PAYABLE

     As part of its acquisition of NexGen Communications LLC, the Company issued a $7.0 million note payable to the sellers. The note bears interest at approximately 4.40% and is payable in annual installments of $2.0 million, $2.0 million and $3.0 million due on December 20, 2006, 2007 and 2008, respectively.

  4.0% CONVERTIBLE SUBORDINATED NOTES DUE 2025

     In November 2005 the Company completed its offering of $201.2 million of 4.0% Convertible Senior Subordinated Notes ("4.0% Notes") due 2025 and received $195.7 million, net of $5.5 million of

                        EDO CORPORATION AND SUBSIDIARIES
commissions. Interest payments are due May 15 and November 15 of each year, commencing on May 15, 2006. Accrued interest payable, included in accrued liabilities on the accompanying consolidated balance sheet, was $0.9 million at December 31, 2005.

     The Company used part of the proceeds to redeem its 5.25% Convertible Subordinated Notes that were due in 2007. The payments associated with the redemption were $137.8 million of principal, $2.9 million for a 2.1% premium on the principal amount, and $0.9 million in accrued interest from October 15 through the redemption date of November 29, 2005. Additionally, the Company expensed the remaining unamortized deferred charges in the amount of $1.3 million associated with the 5.25% Notes.

     In connection with the offering of the 4.0% Notes, there are $5.7 million of unamortized debt issuance costs at December 31, 2005, which are included in other assets on the accompanying consolidated balance sheet and are being amortized through April 2025.

     The 4.0% Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of December 31, 2005, there had been no such conversions.

  CREDIT FACILITY

     In November 2005, the Company entered into a $300 million revolving credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. This new facility replaced the Company's expiring $200 million facility. In connection with the new credit facility, $1.6 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet at December 31, 2005 are being amortized over the term of the agreement.

     The credit facility provides sub-limits of borrowing up to $100.0 million in standby letters of credit financing. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount, ranging from 1.25% to 1.75%, depending on the Company's consolidated leverage ratio at the time of the borrowing. At December 31, 2005, LIBOR was approximately 4.39% and the applicable adjustment to LIBOR was 1.50%. The facility requires the Company to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at December 31, 2005. Letters of credit outstanding at December 31, 2005, pertaining to the credit facility were $32.2 million, resulting in $267.8 million available for borrowings.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of December 31, 2005, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivables, inventory and machinery and equipment.

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

     In 2005, 2004 and 2003, non-cash ESOP compensation expense recorded by the Company amounted to $5.0 million, $4.3 million, and $3.3 million, respectively. At December 31, 2005, there are 1,991,676 unearned/unallocated shares which have an aggregate market value of $53.9 million and 1,728,538 allocated shares. Total principal and interest payments made in 2005, 2004, and 2003 under the ESOP indirect loan amounted to $1.7 million in each of the three years.

(10) INCOME TAXES

     The 2005, 2004 and 2003 significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Federal
  Current...............................................  $16,711   $13,375   $12,927
  Deferred..............................................   (2,926)     (533)   (5,900)
                                                          -------   -------   -------
                                                          $13,785   $12,842   $ 7,027
                                                          -------   -------   -------
Foreign
  Current...............................................      135       (25)      207
  Deferred..............................................      213        77        82
                                                          -------   -------   -------
                                                          $   348   $    52   $   289
                                                          -------   -------   -------
State
  Current...............................................  $ 1,945   $ 2,876   $ 3,350
  Deferred..............................................     (506)     (204)   (1,022)
                                                          -------   -------   -------
                                                          $ 1,439   $ 2,672   $ 2,328
                                                          -------   -------   -------
Total...................................................  $15,572   $15,566   $ 9,644
                                                          =======   =======   =======

                        EDO CORPORATION AND SUBSIDIARIES

     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal tax rate to income tax expense is:

                                                                  PERCENT OF
                                                               PRE-TAX EARNINGS
                                                              ------------------
                                                              2005   2004   2003
                                                              ----   ----   ----
Tax at statutory rate.......................................  35.0%  35.0%  35.0%
State taxes, net of Federal benefit.........................   2.9    4.7    5.0
Reserve adjustment..........................................  (3.5)  (6.2)    --
Non-cash ESOP compensation expense..........................   3.4    1.9    2.0
Foreign sales benefit.......................................  (1.0)  (1.1)  (1.3)
Manufacturing exemption.....................................  (1.0)    --     --
Other, net..................................................   1.4    0.6    1.1
                                                              ----   ----   ----
Effective income tax rate...................................  37.2%  34.9%  41.8%
                                                              ====   ====   ====

     The significant components of deferred tax assets and liabilities as of December 31 are as follows:

                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
DEFERRED TAX ASSETS
Retirement plans' additional minimum liability..............  $32,621   $29,521
Post-retirement benefits obligation other than pensions.....    5,512     5,507
Deferred revenue............................................      743     1,185
Non-qualified plans.........................................    5,194     4,145
Inventory valuation.........................................    1,310     1,597
Vacation accrual............................................    2,954     1,643
Rent accrual................................................    1,732       181
Other.......................................................    3,595     1,518
                                                              -------   -------
Total deferred tax assets...................................   53,661    45,297
                                                              -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...............................    8,801     4,754
Prepaid pension asset.......................................    5,530     4,823
Other.......................................................      747       433
                                                              -------   -------
Total deferred tax liabilities..............................   15,078    10,010
                                                              -------   -------
Net deferred tax asset......................................  $38,583   $35,287
                                                              =======   =======

     The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows. The Company recorded an income tax benefit of $1.5 million and $2.8 million for the years ended December 31, 2005 and December 31, 2004, respectively, due to the reversal of income tax contingency reserves which were determined to be no longer needed.

                        EDO CORPORATION AND SUBSIDIARIES

(11) SHAREHOLDERS' EQUITY

     At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 2005, the Company had acquired approximately 4,091,000 common shares in open market transactions at prevailing market prices. Approximately 4,053,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the EDO ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% stock dividend; and stock options exercised. As of December 31, 2005 and 2004, respectively, the Company held 111,317 and 94,585 common shares in its treasury for future use.

     At December 31, 2005, the Company had reserved 7,389,522 authorized and unissued common shares for stock option and long-term incentive plans and conversion of the Notes.

(12) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Numerator:
  Earnings from continuing operations for basic
     calculation........................................  $26,269   $29,068   $13,411
  Effect of dilutive securities:
     Convertible notes..................................    4,404     4,268        --
                                                          -------   -------   -------
  Numerator for diluted calculation.....................  $30,673   $33,336   $13,411
                                                          =======   =======   =======
Denominator:
  Denominator for basic calculation.....................   18,081    17,695    17,308
  Effect of dilutive securities:
     Stock options......................................      264       274       253
     Convertible notes..................................    4,656     4,408        --
                                                          -------   -------   -------
  Denominator for diluted calculation...................   23,001    22,377    17,561
                                                          =======   =======   =======

     The assumed conversion of the convertible notes was dilutive for 2005 and 2004 and anti-dilutive for 2003.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2005   2004   2003
                                                              ----   ----   -----
                                                                (IN THOUSANDS)
Convertible Subordinated Notes..............................   --    --     4,408
Unexercised Stock Options...................................   74     2       311
                                                               --     --    -----
                                                               74     2     4,719
                                                               ==     ==    =====

(13) STOCK PLANS

     The Company has granted nonqualified stock options to officers, directors and other key employees under plans approved by the shareholders in 2002 for the purchase of its common shares at the fair market value of

                        EDO CORPORATION AND SUBSIDIARIES
the common shares on the dates of grant. Options under the 2002 Long-Term Incentive Plan ("LTIP") generally become exercisable on the third anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant. The 2002 LTIP will expire in 2012. Options under the 2002 Non-Employee Director Stock Option Plan ("NEDSOP"), which pertains only to non-employee directors, are immediately exercisable and expire on the tenth anniversary of the date of the grant. The 2002 NEDSOP will also expire in 2012.

     Changes in options outstanding are as follows:

                                     2005                     2004                     2003
                            ----------------------   ----------------------   ----------------------
                            WEIGHTED-                WEIGHTED-                WEIGHTED-
                             AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE      SHARES
                            EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO   EXERCISE    SUBJECT TO
                              PRICE       OPTION       PRICE       OPTION       PRICE       OPTION
                            ---------   ----------   ---------   ----------   ---------   ----------
Beginning of year.........   $15.86     1,083,811     $14.65     1,206,096     $13.59     1,057,143
Options granted...........    30.68        65,000      24.37        65,000      19.00       224,405
Options exercised.........    10.50       (83,322)      9.35      (164,135)      6.66       (37,327)
Options
  expired/cancelled.......    13.76       (20,450)     23.05       (23,150)     18.53       (38,125)
                             ------     ---------     ------     ---------     ------     ---------
End of year...............   $17.25     1,045,039     $15.86     1,083,811     $14.65     1,206,096
                             ======     =========     ======     =========     ======     =========
Exercisable at year end...   $17.08       895,759     $12.33       732,956     $11.26       602,916
                             ======     =========     ======     =========     ======     =========

     The options outstanding as of December 31, 2005 are summarized as follows:

                                                  WEIGHTED-       NUMBER OF        WEIGHTED-
RANGE OF                                           AVERAGE         OPTIONS          AVERAGE
EXERCISE PRICES                                 EXERCISE PRICE   OUTSTANDING    REMAINING LIFE
---------------                                 --------------   -----------    --------------
$5.00.........................................      $ 5.00            7,500    1 year or less
$6.13-$9.60...................................      $ 7.86          440,409    4 years
$17.86-$25.01.................................      $20.45          283,280    7 years
$27.02-$31.44.................................      $27.83          313,850    7 years
                                                                  ---------
                                                                  1,045,039
                                                                  =========

     The 2002 LTIP also provides for restricted common share long-term incentive awards as defined under the plan. As of December 31, 2005 plan participants had been awarded 631,250 restricted common shares. Deferred compensation is recorded for the fair value of the restricted common share awards on the date of grant and is amortized over the five-year period the related services are provided. The fair value of a restricted common share award is calculated as the average of the high and low market values of our common shares on the grant date, as reported for such date on a national exchange or nationally recognized system of price quotation. The amount charged to operations in 2005, 2004 and 2003 was $1.7 million, $0.9 million and $0.3 million, respectively. The increase in the expense for 2005 compared to prior years is due to an increase in the amount of shares issued over the past two years compared to prior years. As of December 31, 2005, 458,061 shares are available for additional awards.

(14) OTHER EMPLOYEE BENEFIT PLANS

  DEFINED BENEFIT PLANS

     The Company maintains a qualified noncontributory defined benefit pension plan covering less than one half of its employees. In November 2002, the plan was amended whereby participation and benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual

                        EDO CORPORATION AND SUBSIDIARIES
contributions to the extent such contributions are at least equal to the minimum required contribution and are tax deductible.

     In 2005, 2004 and 2003 the Company recorded pension expense of $4.3 million, $2.2 million and $3.9 million, respectively.

     A summary of the weighted-average rate assumptions as of December 31 used in pension calculations follows. (Since the Company froze the defined benefit plan in December 2002, there is no future compensation increase for subsequent years.)

                                                              2005   2004   2003
                                                              ----   ----   ----
Discount Rate (for obligations as of December 31)...........  5.50%  5.75%  6.25%
Expected long-term return on plan assets....................  8.25%  8.25%  8.75%

     The Company uses the building block approach to the estimation of the long-term rate of return on assets. Under this approach, the Company reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with the Company's actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, the Company selected an overall return rate within the resulting range.

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

     The investment allocation for each major asset class as a percent of plan asset fair value as of December 31 is as follows:

                                                              2005    2004    2003
                                                              -----   -----   -----
Equity Securities...........................................   70.7%   73.7%   69.7%
Debt Securities.............................................   28.7%   25.7%   29.7%
Cash........................................................    0.6%    0.6%    0.6%
                                                              -----   -----   -----
Total.......................................................  100.0%  100.0%  100.0%
                                                              =====   =====   =====

     In 2005, the Company made a $6.0 million contribution to the plan compared to no contribution in 2004.

                        EDO CORPORATION AND SUBSIDIARIES

     A summary of the components of net periodic pension expense follows:

                                                         2005       2004       2003
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Interest on projected benefit obligation.............   (12,354)   (12,151)   (12,727)
Expected return on plan assets.......................    12,722     12,705     12,250
Recognized net actuarial loss........................    (4,645)    (2,737)    (3,454)
                                                       --------   --------   --------
Net pension expense..................................  $ (4,277)  $ (2,183)  $ (3,931)
                                                       ========   ========   ========

     The following sets forth the funded status of the plan as of December 31:

                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $221,945   $204,439
Interest cost...............................................    12,354     12,151
Benefits paid...............................................   (15,270)   (18,959)
Actuarial loss..............................................     9,459     24,314
                                                              --------   --------
Projected benefit obligation at end of year.................  $228,488   $221,945
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of year..............  $161,294   $164,024
Actual return on plan assets................................    11,090     16,229
Employer contribution.......................................     6,000         --
Benefits paid...............................................   (15,270)   (18,959)
                                                              --------   --------
Fair value of plan assets at end of year....................  $163,114   $161,294
                                                              --------   --------
Funded status...............................................   (65,374)  $(60,651)
Unrecognized net loss.......................................    72,861     66,415
                                                              --------   --------
Prepaid pension cost........................................  $  7,487   $  5,764
                                                              ========   ========

     Due to the lower discount rate, offset by positive fund performance, the accumulated benefit obligation at December 31, 2005 and 2004 exceeded the fair value of plan assets by $65.4 million and $60.7 million, respectively. The Company recorded an additional minimum liability of $72.9 million and $66.4 million as of December 31, 2005 and 2004, respectively. Consequently, net of tax comprehensive loss of $3.8 and $10.7 million were charged against shareholders' equity in 2005 and 2004, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Prepaid pension cost (included in other assets).............  $  7,487   $  5,764
                                                              ========   ========
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $(72,861)  $(66,415)
                                                              ========   ========
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $ 72,861   $ 66,415
                                                              ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:

                                                               (IN THOUSANDS)
2006........................................................       $14,294
2007........................................................       $14,567
2008........................................................       $14,787
2009........................................................       $15,010
2010........................................................       $15,174
2011-2015...................................................       $76,198

  NON-QUALIFIED PLANS

     The Company has a supplemental retirement plan for officers and certain employees. Benefits are based on years of service and certain compensation that is excluded under the qualified plan. In November 2003 the plan was amended whereby benefits under the plan were frozen for all but two individuals as of December 31, 2003. The plan is unfunded and has no assets.

     A summary of the weighted-average assumptions as of December 31 used in pension calculations follows:

                                                              2005   2004   2003
                                                              ----   ----   ----
Discount Rate (for obligations as of December 31)...........  5.50%  5.75%  6.25%
Rate of compensation increase...............................  5.00%  5.00%  5.00%

     Total expenses under the non-qualified plans in 2005, 2004 and 2003 were $2.3 million, $1.2 million and $2.6 million, respectively.

     A summary of the components of net periodic pension expense follows:

                                                              2005     2004     2003
                                                             ------   ------   ------
Service cost...............................................  $  302   $  220   $  372
Interest on projected benefit obligation...................     984      700      802
Amortization of transitional liability.....................       3        3        3
Amortization of prior service cost.........................      63       63      184
Recognized net actuarial loss..............................     963      171      273
Effect of curtailment......................................      --       --      942
                                                             ------   ------   ------
Net pension expense........................................  $2,315   $1,157   $2,576
                                                             ======   ======   ======

                        EDO CORPORATION AND SUBSIDIARIES

     Summarized below is the funded status of the combined supplemental plans as of December 31:

                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year...........  $ 17,583   $ 11,641
Service cost................................................       302        219
Interest cost...............................................       984        700
Benefits paid...............................................      (944)      (892)
Actuarial loss..............................................       352      5,915
                                                              --------   --------
Projected benefit obligation at end of year.................  $ 18,277   $ 17,583
                                                              --------   --------
Change in plan assets:
Fair value of plan assets at beginning of the year..........  $     --   $     --
Employer contribution.......................................       944        892
Benefits paid...............................................      (944)      (892)
                                                              --------   --------
Fair value of plan assets at end of year....................  $     --   $     --
                                                              --------   --------
Funded status...............................................  $(18,277)  $(17,583)
Unrecognized net loss.......................................     7,470      8,081
Unrecognized prior service cost.............................       434        496
Unrecognized net obligation.................................        --          4
                                                              --------   --------
Accrued benefit cost........................................  $(10,373)  $ (9,002)
                                                              ========   ========

     The accumulated benefit obligation at December 31, 2005 and 2004 exceeded the fair value of plan assets by $17.5 million and $15.1 million, respectively. The Company recorded an additional minimum liability of $7.1 million and $6.1 million as of December 31, 2005 and 2004, respectively. Consequently, a net of tax comprehensive loss of $0.7 million and $2.4 million were charged against shareholders' equity in 2005 and 2004, respectively. Amounts recognized in the consolidated balance sheets at December 31 are as follows:

                                                                2005      2004
                                                              --------   -------
                                                                (IN THOUSANDS)
Accrued benefit cost (included in post-retirement benefits
  obligation)...............................................  $(10,373)  $(9,002)
                                                              ========   =======
Intangible asset (included in other assets).................       434   $   500
                                                              ========   =======
Additional minimum liability (included in post-retirement
  benefits obligations).....................................  $ (7,137)  $(6,088)
                                                              ========   =======
Accumulated other comprehensive loss (included in
  shareholders' equity).....................................  $  6,703   $ 5,588
                                                              ========   =======

                        EDO CORPORATION AND SUBSIDIARIES

  ESTIMATED FUTURE PENSION BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:

                                                               (IN THOUSANDS)
2006........................................................       $1,647
2007........................................................       $1,652
2008........................................................       $1,633
2009........................................................       $1,615
2010........................................................       $1,579
2011-2015...................................................       $7,552

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

  EDO POST-RETIREMENT BENEFIT PLAN

     Post-retirement health care and life insurance expense included the following components:

                                                              2005   2004   2003
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Interest cost...............................................  $124   $143   $126
Recognized actuarial loss...................................    58     53     --
                                                              ----   ----   ----
Total post-retirement health care and life insurance
  expense...................................................  $182   $196   $126
                                                              ====   ====   ====

                        EDO CORPORATION AND SUBSIDIARIES

     The funded status of the EDO post-retirement health care and life insurance benefits plan is as follows as of December 31:

                                                               2005     2004
                                                              ------   ------
                                                              (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
  Accumulated benefit obligation at beginning of year.......  $2,322   $2,441
  Interest cost.............................................     124      143
  Benefits paid.............................................    (328)    (353)
  Participant contributions.................................      35       29
  Actuarial loss............................................      81       62
                                                              ------   ------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $2,234   $2,322
Unrecognized net loss.......................................    (601)    (578)
                                                              ------   ------
Accrued post-retirement benefit cost........................  $1,633   $1,744
                                                              ======   ======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.50% at December 31, 2005 and 5.75% at December 31, 2004, and estimated increases in health care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

     The effects of a one percentage point change in the assumed health care cost trend rates would have had the following effects increase/(decrease) in cost and/or obligation on the results for fiscal year 2005:

                                                              1% POINT   1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at end of year...........................    $ 12      $ (11)
Interest cost...............................................    $0.7      $(0.7)

     The above 1% increase/decrease trend is based primarily on the change in dental trend rates, since medical plan benefits are capped.

  AIL POST-RETIREMENT BENEFIT PLAN

     Post-retirement expense included in the consolidated financial statements comprised the following:

                                                              2005     2004     2003
                                                              -----   ------   ------
                                                                  (IN THOUSANDS)
Service cost................................................  $ 201   $  452   $  453
Interest cost...............................................    446      741      765
Recognized net actuarial (gain) loss........................   (226)      12       40
                                                              -----   ------   ------
Total post-retirement expense...............................  $ 421   $1,205   $1,258
                                                              =====   ======   ======

                        EDO CORPORATION AND SUBSIDIARIES

     The funded status of the AIL post-retirement benefit plan is as follows as of December 31:

                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in accumulated post-retirement benefit obligation:
Accumulated benefit obligation..............................  $ 8,213   $12,258
Service cost................................................      201       452
Interest cost...............................................      446       741
Benefits paid...............................................     (296)     (381)
Actuarial gain..............................................   (1,642)   (4,857)
                                                              -------   -------
Unfunded accumulated post-retirement benefit obligation at
  end of year...............................................  $ 6,922   $ 8,213
Unrecognized gain...........................................    4,890     3,474
                                                              -------   -------
Accrued post-retirement benefit cost........................  $11,812   $11,687
                                                              =======   =======

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.50% at December 31, 2005 and
5.75 at December 31, 2004. The accumulated benefit obligation would not be affected by increases in healthcare costs for retirees since such costs are funded by the participants. Healthcare trend costs will only affect the amounts related to disabled participants.

     The effects of a one percentage point change in the assumed health care cost trend rates would have had the following effects increase/(decrease) in cost and/or obligation on the results for fiscal year 2004:

                                                              1% POINT   1% POINT
                                                              INCREASE   DECREASE
                                                              --------   --------
                                                                (IN THOUSANDS)
Benefit obligation at end of year...........................    $289      $(269)
Interest cost...............................................    $ 24      $ (22)

(16) COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2005, the following table is included. The Company is obligated under building and equipment leases expiring between 2006 and 2019. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. The Company's commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts which would be paid only if the Company failed to perform in accordance with the contract terms. The Company does not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the

                        EDO CORPORATION AND SUBSIDIARIES
amount of commitment expiration per period. Actual pension contributions may differ from amounts presented below and are contingent on cash flow and liquidity.

                                                              PAYMENTS DUE IN:
                                          ---------------------------------------------------------
                                                                                             2011
                                                                                             AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:  TOTAL    2006    2007    2008    2009    2010     BEYOND
----------------------------------------  ------   -----   -----   -----   -----   -----   --------
                                                                (IN MILLIONS)
Note Payable............................  $  7.0   $ 2.0   $ 2.0   $ 3.0   $  --   $  --    $   --
4.0% Convertible Subordinated Notes due
  2025..................................   201.2      --      --      --      --      --     201.2
Operating leases........................   138.7    16.8    16.1    15.6    15.5    14.3      60.4
Letters of credit.......................    32.2    12.4    16.6      --     3.2      --        --
Projected pension contributions.........    23.0     6.0     6.0     6.0     5.0      --        --
Advance payment and performance bonds...     1.9     0.2      --      --     1.7      --        --
                                          ------   -----   -----   -----   -----   -----    ------
Total...................................  $404.0   $37.4   $40.7   $24.6   $25.4   $14.3    $261.6
                                          ======   =====   =====   =====   =====   =====    ======

     Rental expense for the years ended December 31, 2005, 2004 and 2003 amounted to $16.5 million, $13.6 million and $10.7 million, respectively.

(17) LEGAL MATTERS

     The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and, accordingly, no liability has been recorded by the Company. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with the two operable units subject to the consent decree are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 2005, the discounted liability over the remainder of the twenty years related to these two operable units is approximately $1.6 million of which approximately $0.3 million has been classified as current and is included in accrued liabilities. Approximately $0.6 million of the $1.6 million liability will be incurred over the next five years.

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

(18) BUSINESS SEGMENTS

     The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. In 2005, the Company revised its reporting segments in line with the evolution of the business. The Company's continuing operations are reflected in two business segments: Engineered Systems and Services and Electronic Systems and Communications. The Company has a disciplined acquisition program which is diversifying its base of major platforms and customers.

                        EDO CORPORATION AND SUBSIDIARIES

     Principal products and services by segment are as follows:

ELECTRONIC SYSTEMS AND COMMUNICATIONS

     - ELECTRONIC FORCE PROTECTION SYSTEMS
     - INTERFERENCE CANCELLATION
     - AIRBORNE ELECTRONIC WARFARE SYSTEMS
     - RECONNAISSANCE AND SURVEILLANCE SYSTEMS
     - SPECIALIZED ELECTRONIC SYSTEMS
     - COMMAND, CONTROL, COMMUNICATIONS, AND COMPUTERS (C4)
     - ANTENNA PRODUCTS

ENGINEERED SYSTEMS AND SERVICES

     - AIRCRAFT ARMAMENT SYSTEMS
     - INTEGRATED COMPOSITE STRUCTURES
     - MINE COUNTERMEASURES SYSTEMS
     - UNDERSEA WARFARE SONAR SYSTEMS
     - PROFESSIONAL AND ENGINEERING SERVICES
     - FLIGHT LINE PRODUCTS

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 82%, 79% and 76% of net sales, which were 73%, 72% and 72% of Engineered Systems and Services' net sales, 87%, 87% and 79% of Electronic Systems and Communications' net sales for 2005, 2004 and 2003, respectively. International sales comprised 14%, 14% and 18% of net sales for 2005, 2004 and 2003, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

     Information by segment on sales, operating earnings, identifiable assets, depreciation and amortization, and capital expenditures is as follows for each of the three years ended December 31:

                                                         2005       2004       2003
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales:
  Electronic Systems and Communications..............  $408,217   $273,306   $221,554
  Engineered Systems and Services....................   240,265    262,867    239,113
                                                       --------   --------   --------
                                                       $648,482   $536,173   $460,667
                                                       --------   --------   --------
Operating earnings:
  Electronic Systems and Communications..............  $ 42,071   $ 26,493   $ 18,476
  Engineered Systems and Services....................    12,751     26,308     22,554
  Environmental cost provision-Deer Park facility....    (1,543)        --         --
  Impairment loss on Deer Park facility..............        --         --     (9,160)
  Curtailment loss...................................        --         --       (942)
                                                       --------   --------   --------
                                                       $ 53,279   $ 52,801   $ 30,928
Net interest expense.................................   (11,291)    (7,848)    (8,152)
Other (expense) income, net..........................      (147)      (319)       279
                                                       --------   --------   --------
Earnings from continuing operations before income
  taxes..............................................  $ 41,841   $ 44,634   $ 23,055
                                                       --------   --------   --------
Identifiable assets:
  Electronic Systems and Communications..............  $296,294   $201,625   $182,968
  Engineered Systems and Services....................   215,121    191,890    186,079
  Corporate..........................................   175,984    153,174    125,649
                                                       --------   --------   --------
                                                       $687,399   $546,689   $494,696
                                                       --------   --------   --------
Depreciation and amortization:
  Electronic Systems and Communications..............  $  7,180   $  8,015   $ 10,358
  Engineered Systems and Services....................     7,975      7,648      6,421
  Corporate..........................................       544        377        286
                                                       --------   --------   --------
                                                       $ 15,699   $ 16,040   $ 17,065
                                                       --------   --------   --------
Capital expenditures:
  Electronic Systems and Communications..............  $ 14,316   $  6,076   $  2,878
  Engineered Systems and Services....................     6,664      7,490      4,733
  Corporate..........................................     2,738        640      1,254
                                                       --------   --------   --------
                                                       $ 23,718   $ 14,206   $  8,865
                                                       ========   ========   ========

                        EDO CORPORATION AND SUBSIDIARIES

     Acquisition-related costs in 2003, including IPR&D, attributable to the Condor acquisition are included in the segments as follows:

                                                              2005    2004    2003
                                                              -----   -----   ----
                                                                 (IN THOUSANDS)
Electronic Systems and Communications.......................  $ --    $ --    $929
Engineered Systems and Services.............................    --      --      --
                                                              -----   -----   ----
Total.......................................................  $ --    $ --    $929
                                                              =====   =====   ====

(19) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

     On January 1, 2005 the Company merged into itself two wholly owned subsidiaries resulting in three operating units of the former subsidiaries becoming operating units of the Company.

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2005

                                   EDO CORPORATION
                                   PARENT COMPANY    SUBSIDIARY
                                        ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents........     $ 99,067        $  4,232       $ 5,432               --       $108,731
Accounts receivable, net.........       68,603         117,164         3,423               --        189,190
Inventories......................       17,288          36,147         3,132               --         56,567
Deferred income tax asset, net...        8,946              --            --               --          8,946
Notes receivable.................        7,358            (258)           --               --          7,100
Prepayments and other............        2,037           1,438           334               --          3,809
                                      --------        --------       -------        ---------       --------
Total current assets.............      203,299         158,723        12,321               --        374,343
Investment in subsidiaries.......      317,356              --            --         (317,356)            --
Property, plant and equipment,
  net............................       25,946          20,380         3,248               --         49,574
Goodwill.........................           --         143,637         8,710               --        152,347
Other intangible assets, net.....           --          44,308        11,617               --         55,925
Deferred income tax asset, net...       29,637              --            --               --         29,637
Other assets.....................       24,751             822            --               --         25,573
                                      --------        --------       -------        ---------       --------
                                      $600,989        $367,870       $35,896        $(317,356)      $687,399
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities....................     $ 37,942        $ 43,729       $ 3,566               --       $ 85,237
Contract advances and deposits...        6,120          36,124            --               --         42,244
Notes payable....................        2,000              --            --               --          2,000
                                      --------        --------       -------        ---------       --------
Total current liabilities........       46,062          79,853         3,566               --        129,481
Long-term debt...................      201,250              --            --               --        201,250
Income taxes payable.............        6,513              --            --               --          6,513
Deferred income tax liabilities,
  net............................       (3,244)          2,891           353               --             --
Post retirement benefits
  obligations....................      103,815              --            --               --        103,815
Notes payable....................        5,000              --            --               --          5,000
Environmental obligation.........        1,392              --            --               --          1,392
Other long-term liabilities......           55              --            --               --             55
Intercompany accounts............           --         174,844        24,771         (199,615)            --
Shareholders' equity:
Preferred shares.................           --              --            --               --             --
Common shares....................       20,306              98            --              (98)        20,306
Additional paid-in capital.......      167,219          25,221         6,418          (31,639)       167,219
Retained earnings................      120,103          89,103           953          (90,056)       120,103
Accumulated other comprehensive
  loss, net of income tax
  benefit........................      (46,819)            (88)         (165)              --        (47,072)
Treasury shares..................       (1,868)         (4,052)           --            4,052         (1,868)
Unearned ESOP shares.............      (14,789)             --            --               --        (14,789)
Management group receivables.....         (140)             --            --               --           (140)
Deferred compensation under Long-
  Term Incentive Plan............       (3,866)             --            --               --         (3,866)
                                      --------        --------       -------        ---------       --------
Total shareholders' equity.......      240,146         110,282         7,206         (117,741)       239,893
                                      --------        --------       -------        ---------       --------
                                      $600,989        $367,870       $35,896        $(317,356)      $687,399

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2005

                                   EDO CORPORATION
                                   PARENT COMPANY    SUBSIDIARY
                                        ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales........................     $188,521        $443,069       $29,820        $ (12,928)      $648,482

Costs and expenses:
Cost of sales....................      153,307         329,640        20,598          (12,928)       490,617
Selling, general and
  administrative.................       16,484          62,816         6,621               --         85,921
Research and development.........        4,940          11,097         1,085               --         17,122
Environmental cost provision,
  Deer Park Facility.............        1,543              --            --               --          1,543
                                      --------        --------       -------        ---------       --------
                                       176,274         403,553        28,304          (12,928)       595,203
                                      --------        --------       -------        ---------       --------
Operating Earnings...............       12,247          39,516         1,516               --         53,279

Non-operating income (expense)
Interest income                          2,006             146           148               --          2,300
Interest expense.................      (13,591)             --            --               --        (13,591)
Other, net.......................          134            (104)         (177)              --           (147)
                                      --------        --------       -------        ---------       --------
                                       (11,451)             42           (29)              --        (11,438)
Earnings from continuing
  operations before income
  taxes..........................          796          39,558         1,487               --         41,841
Income tax (benefit) expense.....       (1,301)         15,991           882               --         15,572
                                      --------        --------       -------        ---------       --------
Earnings from continuing
  operations.....................        2,097          23,567           605               --         26,269
Equity in undistributed earnings
  of subsidiaries................       24,172              --            --          (24,172)            --
                                      --------        --------       -------        ---------       --------
                                        26,269          23,567           605          (24,172)        26,269
                                      --------        --------       -------        ---------       --------
Net earnings.....................     $ 26,269        $ 23,567       $   605        $ (24,172)      $ 26,269

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2005

                                        EDO CORPORATION
                                        PARENT COMPANY    SUBSIDIARY
                                             ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        ---------------   ----------   --------------   ------------   ------------
Operating Activities:
Earnings from operations..............     $ 26,269        $ 23,567       $    605        $(24,172)      $ 26,269
Adjustments to earnings to arrive at
  cash provided (used) by operations:
Depreciation..........................        4,100           4,991            677              --          9,768
Amortization..........................           --           4,929          1,002              --          5,931
Deferred tax benefit..................       (3,446)            227             --              --         (3,219)
Bad debt expense......................          156             667             --              --            823
Loss on sale of property, plant and
  equipment...........................          485               3            313              --            801
Environmental cost provision - Deer
  Park................................        1,543              --             --              --          1,543
Deferred compensation expense.........        1,661              --             --              --          1,661
Non-cash Employee Stock Ownership Plan
  compensation expense................        4,952              --             --              --          4,952
Non-cash accelerated vesting option
  expense.............................           37              --             --              --             37
Dividends on unallocated Employee
  Stock Ownership Plan shares.........          251              --             --              --            251
Common shares issued for directors'
  fees................................          198              --             --              --            198
Income tax benefit from stock
  options.............................          711              --             --              --            711
Changes in operating assets and
  liabilities, excluding effects of
  acquisitions:
Equity in earnings of subsidiaries....      (24,172)             --             --          24,172             --
Intercompany..........................       36,376         (35,236)        (1,140)             --             --
Accounts receivable...................      (17,438)        (12,233)         1,309              --        (28,362)
Inventories...........................       (2,631)         (1,020)         1,342              --         (2,309)
Prepayments and other assets..........        3,647             905              2              --          4,554
Contribution to defined benefit
  pension plan........................       (6,000)             --             --              --         (6,000)
Accounts payable, accrued liabilities
  and other...........................        3,211          (1,779)        (2,337)             --           (905)
Contract advances and deposits........          886          27,233             --              --         28,119
                                           --------        --------       --------        --------       --------
Cash provided by operations...........       30,796          12,254          1,773              --         44,823
Investing Activities:
Purchase of plant and equipment.......      (13,600)         (9,336)          (782)             --        (23,718)
Payments received on notes
  receivable..........................          300              --             --              --            300
Cash paid for acquisitions, net of
  cash acquired.......................      (61,078)             --             --              --        (61,078)
                                           --------        --------       --------        --------       --------
Cash used by investing activities.....      (74,378)         (9,336)          (782)             --        (84,496)
Financing Activities:
Proceeds from exercise of stock
  options.............................          875              --             --              --            875
Proceeds from management group
  receivables.........................           81              --             --              --             81
Repayments of acquired debt...........       (6,931)             --             --              --         (6,931)
Redemption of 5.25% Convertible
  Subordinated Notes..................     (137,800)             --             --              --       (137,800)
Issuance of 4.0% Convertible
  Subordinated Notes..................      195,716              --             --              --        195,716
Payment of common share cash
  dividends...........................       (2,421)             --             --              --         (2,421)
                                           --------        --------       --------        --------       --------
Cash provided by financing
  activities..........................       49,520              --             --              --         49,520
                                           --------        --------       --------        --------       --------
Net increase in cash and cash
  equivalents.........................        5,938           2,918            991              --          9,847
Cash and cash equivalents at beginning
  of year.............................       93,129           1,314          4,441              --         98,884
                                           --------        --------       --------        --------       --------
Cash and cash equivalents at end of
  year................................     $ 99,067        $  4,232       $  5,432              --       $108,731

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2004

                           EDO CORPORATION
                           PARENT COMPANY
                                ONLY         SUBSIDIARY GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                           ---------------   ---------------------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash
  equivalents............     $  93,129            $  1,314             $ 4,441               --       $ 98,884
Accounts receivable,
  net....................        51,321              97,757               4,732               --        153,810
Inventories..............        14,657              33,736               4,474               --         52,867
Deferred income tax
  asset, net.............         5,046                  --                  --               --          5,046
Notes receivable.........         7,202                  --                  --               --          7,202
Prepayments and other....         2,029               1,128                 336               --          3,493
                              ---------            --------             -------        ---------       --------
Total current assets.....       173,384             133,935              13,983               --        321,302
Investment in
  subsidiaries...........       254,311                  --                  --         (254,311)            --
Property, plant and
  equipment, net.........        16,931              14,442               3,457               --         34,830
Goodwill.................            --              82,941               8,710               --         91,651
Other intangible assets,
  net....................            --              37,737              12,619               --         50,356
Deferred income tax
  asset, net.............        30,241                  --                  --               --         30,241
Other assets.............        17,394                 915                  --               --         18,309
                              ---------            --------             -------        ---------       --------
                              $ 492,261            $269,970             $38,769        $(254,311)      $546,689

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and
  accrued liabilities....     $  34,490            $ 40,676             $ 5,732               --       $ 80,898
Contract advances and
  deposits...............         5,234               8,462                  --               --         13,696
                              ---------            --------             -------        ---------       --------
Total current
  liabilities............        39,724              49,138               5,732               --         94,594
Long-term debt...........       137,800                  --                  --               --        137,800
Income taxes payable,
  long-term..............         5,768                  --                  --               --          5,768
Deferred income tax
  liabilities, net.......          (169)                 --                 169               --             --
Post retirement benefits
  obligations............        94,936                  --                  --               --         94,936
Environmental
  obligation.............         1,663                  --                  --               --          1,663
Intercompany accounts....            --             142,626              25,911         (168,537)            --
Shareholders' equity:
Preferred shares.........            --                  --                  --               --             --
Common shares............        20,112                  98                  --              (98)        20,112
Additional paid-in
  capital................       158,548              25,221               6,418          (31,639)       158,548
Retained earnings........        96,004              57,740                 349          (58,089)        96,004
Accumulated other
  comprehensive loss, net
  of income tax
  benefit................       (42,008)               (801)                190               --        (42,619)
Treasury shares..........        (1,449)             (4,052)                 --            4,052         (1,449)
Unearned ESOP shares.....       (16,039)                 --                  --               --        (16,039)
Management group
  receivables............          (221)                 --                  --               --           (221)
Deferred compensation
  under Long-Term
  Incentive Plan.........        (2,408)                 --                  --               --         (2,408)
                              ---------            --------             -------        ---------       --------
Total shareholders'
  equity.................       212,539              78,206               6,957          (85,774)       211,928
                              ---------            --------             -------        ---------       --------
                              $ 492,261            $269,970             $38,769        $(254,311)      $546,689
                              =========            ========             =======        =========       ========

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2004

                                     EDO
                                 CORPORATION
                                PARENT COMPANY   SUBSIDIARY
                                     ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                --------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales.....................     $206,778       $313,544       $29,062         $(13,211)      $536,173
Costs and expenses:
Cost of sales.................      159,885        225,225        21,062          (13,211)       392,961
Selling, general and
  administrative..............       22,720         49,735         6,336               --         78,791
Research and development......        4,548          5,635         1,437               --         11,620
                                   --------       --------       -------         --------       --------
                                    187,153        280,595        28,835          (13,211)       483,372
                                   --------       --------       -------         --------       --------
Operating Earnings............       19,625         32,949           227               --         52,801
Non-operating income (expense)
  Interest income.............        1,041            134            96               --          1,271
Interest expense..............       (9,119)            --            --               --         (9,119)
Other, net....................          (55)            20          (284)              --           (319)
                                   --------       --------       -------         --------       --------
                                     (8,133)           154          (188)              --         (8,167)
Earnings from continuing
  operations before income
  taxes.......................       11,492         33,103            39               --         44,634
Income tax expense............        2,182         13,146           238               --         15,566
                                   --------       --------       -------         --------       --------
(Loss) earnings from
  continuing operations.......        9,310         19,957          (199)              --         29,068
Equity in undistributed
  earnings of subsidiaries....       19,758             --            --          (19,758)            --
                                   --------       --------       -------         --------       --------
                                     29,068         19,957          (199)         (19,758)        29,068
Earnings from discontinued
  operations..................           --             --            --               --             --
                                   --------       --------       -------         --------       --------
Net earnings (loss)...........     $ 29,068       $ 19,957       $  (199)        $(19,758)      $ 29,068
                                   ========       ========       =======         ========       ========

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2004

                                        EDO
                                    CORPORATION
                                   PARENT COMPANY
                                        ONLY        SUBSIDIARY GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   --------------   ---------------------   --------------   ------------   ------------
Operating Activities:
Earnings (loss) from continuing
  operations.....................     $29,068              $19,957             $  (199)        $(19,758)      $29,068
Adjustments to earnings to arrive
  at cash provided (used) by
  continuing operations:
Depreciation.....................       4,718                4,912                 846               --        10,476
Amortization.....................          --                4,561               1,003               --         5,564
Deferred tax benefit.............        (650)                 (10)                 --               --          (660)
Loss (gain) on sale of property,
  plant and equipment............         226                   29                  --               --           255
Deferred compensation expense....         916                   --                  --               --           916
Non-cash Employee Stock Ownership
  Plan compensation expense......       4,330                   --                  --               --         4,330
Dividends on unallocated Employee
  Stock Ownership Plan shares....         272                   --                  --               --           272
Common shares issued for
  directors' fees................         140                   --                  --               --           140
Income tax benefit from stock
  options........................       1,134                   --                  --               --         1,134
Changes in operating assets and
  liabilities:
Equity in earnings of
  subsidiaries...................     (19,758)                  --                  --           19,758            --
Intercompany.....................       5,992               (5,525)               (467)              --            --
Accounts receivable..............      (2,741)             (16,018)               (748)              --       (19,507)
Inventories......................       2,769              (19,718)             (1,185)              --       (18,134)
Prepayments and other assets.....       2,444                1,150                  (6)              --         3,588
Accounts payable, accrued
  liabilities and other..........      (1,733)               3,860                 617               --         2,744
Contract advances and deposits...      (1,890)               7,391                  --               --         5,501
                                      -------              -------             -------         --------       -------
Cash provided (used) by
  continuing operations..........      25,237                  589                (139)              --        25,687
Investing Activities:
Purchase of plant and
  equipment......................      (6,713)              (6,905)               (588)              --       (14,206)
Payments received on notes
  receivable.....................       1,200                   --                  --               --         1,200
Cash received from Emblem escrow
  settlement.....................         301                   --                  --               --           301
                                      -------              -------             -------         --------       -------
Cash used by investing
  activities.....................      (5,212)              (6,905)               (588)              --       (12,705)
Financing Activities:
Proceeds from exercise of stock
  options........................       1,535                   --                  --               --         1,535
Proceeds from management group
  receivables....................         130                   --                  --               --           130
Payment of common share cash
  dividends......................      (2,395)                  --                  --               --        (2,395)
                                      -------              -------             -------         --------       -------
Cash (used) provided by financing
  activities.....................        (730)                  --                  --               --          (730)
                                      -------              -------             -------         --------       -------
Net increase (decrease) in cash
  and cash equivalents...........      19,295               (6,316)               (727)              --        12,252
Cash and cash equivalents at
  beginning of year..............      73,834                7,630               5,168               --        86,632
                                      -------              -------             -------         --------       -------
Cash and cash equivalents at end
  of year........................     $93,129              $ 1,314             $ 4,441         $     --       $98,884
                                      =======              =======             =======         ========       =======

                                EDO CORPORATION

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 2003

                                   EDO CORPORATION
                                   PARENT COMPANY    SUBSIDIARY
                                        ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents........     $ 73,834        $  7,630       $ 5,168               --       $ 86,632
Accounts receivable, net.........       48,580          81,740         3,984               (1)       134,303
Inventories......................       17,426          14,018         3,289               --         34,733
Deferred income tax asset, net...        4,836              --            --               --          4,836
Notes receivable.................        1,600              --            --               --          1,600
Prepayments and other............        2,171           1,853           330               --          4,354
                                      --------        --------       -------        ---------       --------
Total current assets.............      148,447         105,241        12,771               (1)       266,458
Investment in subsidiaries.......      240,846              --            --         (240,846)            --
Property, plant and equipment,
  net............................       15,161          12,479         3,715               --         31,355
Notes receivable.................        6,538              --            --               --          6,538
Goodwill.........................           --          82,919         9,608               --         92,527
Other intangible assets, net.....           --          42,276        13,622               --         55,898
Deferred income tax asset, net...       20,532              --                             --         20,532
Other assets.....................       20,026           1,362            --               --         21,388
                                      --------        --------       -------        ---------       --------
                                      $451,550        $244,277       $39,716        $(240,847)      $494,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities....................     $ 40,786        $ 35,759       $ 6,004        $      (1)        82,548
Contract advances and deposits...        7,124           1,071            --               --          8,195
                                      --------        --------       -------        ---------       --------
Total current liabilities........       47,910          36,830         6,004               (1)        90,743
Income taxes payable,
  long-term......................        2,195              --            --               --          2,195
Long-term debt...................      137,800              --            --               --        137,800
Deferred income tax liabilities,
  net............................          (82)             --            82               --              0
Post retirement benefits
  obligations....................       71,898              --            --               --         71,898
Environmental obligation.........        1,728              --            --               --          1,728
Intercompany accounts............           --         105,222        26,611         (131,833)            --
Shareholders' equity:
Preferred shares.................           --              --            --               --             --
Common shares....................       19,832              99                            (99)        19,832
Additional paid-in capital.......      150,097          25,221         6,486          (31,707)       150,097
Retained earnings................       69,059          80,878           548          (81,426)        69,059
Accumulated other comprehensive
  loss, net of income tax
  benefit........................      (29,512)             79           (15)             167        (29,281)
Treasury shares..................       (1,255)         (4,052)           --            4,052         (1,255)
Unearned ESOP shares.............      (17,290)             --            --               --        (17,290)
Management group receivables.....         (351)             --            --               --           (351)
Deferred compensation under Long-
  Term Incentive Plan............         (479)             --            --               --           (479)
                                      --------        --------       -------        ---------       --------
Total shareholders' equity.......      190,101         102,225         7,019         (109,013)       190,332
                                      --------        --------       -------        ---------       --------
                                      $451,550        $244,277       $39,716        $(240,847)      $494,696

                                EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                               DECEMBER 31, 2003

                               EDO CORPORATION
                               PARENT COMPANY    SUBSIDIARY
                                    ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales....................     $205,517        $257,209       $16,047         $(18,106)      $460,667
Costs and expenses:
Cost of sales................      158,501         189,567         8,297          (18,106)       338,259
Selling, general and
  administrative.............       21,112          44,440         6,303               --         71,855
Research and development.....        4,967           3,213           414               --          8,594
Acquisition-related costs....          250             679            --               --            929
Benefit plan curtailment
  loss.......................          942              --            --               --            942
Impairment loss on Deer Park
  facility...................        9,160              --            --               --          9,160
                                  --------        --------       -------         --------       --------
                                   194,932         237,899        15,014          (18,106)       429,739
                                  --------        --------       -------         --------       --------
Operating Earnings...........       10,585          19,310         1,033               --         30,928
Non-operating income
  (expense)
Interest income..............          706             206            29               --            941
Interest expense.............       (9,093)             --            --               --         (9,093)
Other, net...................          (11)            290            --               --            279
                                  --------        --------       -------         --------       --------
                                    (8,398)            496            29               --         (7,873)
Earnings from continuing
  operations before income
  taxes......................        2,187          19,806         1,062               --         23,055
Income tax expense...........        1,523           7,607           514               --          9,644
                                  --------        --------       -------         --------       --------
Earnings from continuing
  operations.................          664          12,199           548               --         13,411
Equity in undistributed
  earnings of subsidiaries...       12,747              --            --          (12,747)            --
                                  --------        --------       -------         --------       --------
                                    13,411          12,199           548          (12,747)        13,411
Earnings from discontinued
  operations.................        1,398              --            --               --          1,398
                                  --------        --------       -------         --------       --------
Net earnings.................     $ 14,809        $ 12,199       $   548         $(12,747)      $ 14,809

                                EDO CORPORATION

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                               DECEMBER 31, 2003

                                        EDO CORPORATION
                                        PARENT COMPANY    SUBSIDIARY
                                             ONLY         GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        ---------------   ----------   --------------   ------------   ------------
Operating Activities:
Earnings from continuing operations...     $ 13,411        $ 12,199        $  548         $(12,747)      $ 13,411
Adjustments to earnings to arrive at
  cash provided (used) by continuing
  operations:
Depreciation..........................        6,122           5,708           350               --         12,180
Amortization..........................           --           4,466           419               --          4,885
Deferred tax benefit..................       (6,095)           (745)           --               --         (6,840)
Bad debt expense......................           --             568            --               --            568
Loss (gain) on sale of property, plant
  and equipment.......................           61            (192)           --               --           (131)
Impairment loss on assets held for
  sale................................        9,160              --            --               --          9,160
Deferred compensation expense.........          289              --            --               --            289
Non-cash Employee Stock Ownership Plan
  compensation expense................        3,281              --            --               --          3,281
Non-cash stock option compensation
  expense.............................          292              --            --               --            292
Dividends on unallocated Employee
  Stock Ownership Plan shares.........          292              --            --               --            292
Common shares issued for directors'
  fees................................          108              --            --               --            108
Income tax benefit from stock
  options.............................          328              --            --               --            328
Changes in operating assets and
  liabilities, excluding effects of
  acquisitions:
Equity in earnings of subsidiaries....      (12,747)             --            --           12,747             --
Intercompany..........................       (3,240)             17         3,223               --             --
Accounts receivable...................       (1,253)         (3,030)        1,080               --         (3,203)
Inventories...........................       (2,691)          3,653           444               --          1,406
Prepayments and other assets..........        5,150          (1,111)           (7)              --          4,032
Contribution to defined benefit
  pension plan........................       (5,000)             --            --               --         (5,000)
Accounts payable, accrued liabilities
  and other...........................       10,328         (15,369)         (361)              --         (5,402)
Contract advances and deposits........       (6,547)         (5,535)           --               --        (12,082)
                                           --------        --------        ------         --------       --------
Cash provided by continuing
  operations..........................       11,249             629         5,696               --         17,574
Net cash provided by discontinued
  operations..........................           79              --            --               --             79
Investing Activities:
Purchase of plant and equipment.......       (4,079)         (4,258)         (528)              --         (8,865)
Proceeds from sale of property, plant
  and Equipment.......................       21,304              --            --               --         21,304
Payments received on notes
  receivable..........................          300           1,085            --               --          1,385
Restricted cash.......................       27,347              --            --               --         27,347
Cash paid for acquisitions, net of
  cash acquired.......................      (92,854)         (1,334)           --               --        (94,188)
                                           --------        --------        ------         --------       --------
Cash used by investing activities.....      (47,982)         (4,507)         (528)              --        (53,017)
Financing Activities:
Proceeds from exercise of stock
  options.............................          268              --            --               --            268
Proceeds from management group
  receivables.........................          242              --            --               --            242
Repayments of acquired debt...........       (8,660)             --            --               --         (8,660)
Payment of common share cash
  dividends...........................       (2,367)             --            --               --         (2,367)
                                           --------        --------        ------         --------       --------
Cash used by financing activities.....      (10,517)             --            --               --        (10,517)
                                           --------        --------        ------         --------       --------
Net (decrease) increase in cash and
  cash equivalents....................      (47,171)         (3,878)        5,168               --        (45,881)
Cash and cash equivalents at beginning
  of year.............................      121,005          11,508            --               --        132,513
                                           --------        --------        ------         --------       --------
Cash and cash equivalents at end of
  year................................     $ 73,834        $  7,630        $5,168         $     --       $ 86,632
                                           ========        ========        ======         ========       ========

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EDO Corporation Inc.

     We have audited the accompanying consolidated balance sheets of EDO Corporation Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDO Corporation Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.

                                          /s/ ERNST & YOUNG LLP

New York, NY
February 24, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EDO Corporation.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that EDO Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EDO Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Nexgen, Fiber Innovations and EVI (the "acquisitions") which are included in the 2005 consolidated financial statements of EDO Corporation and Subsidiaries and constituted $87.4 million and $7.7 million of total and net assets, respectively, as of December 31, 2005 and $22.7 million of net sales for the year then ended. Our audit of internal control over financial reporting of EDO Corporation Inc. also did not include an evaluation of the internal controls over financial reporting of the acquisitions.

     In our opinion, management's assessment that EDO Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EDO Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EDO Corporation Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 24, 2006 expressed an unqualified opinion thereon.

                                          /s/ Ernst & Young LLP

New York, NY
February 24, 2006

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited quarterly financial information for 2005 and 2004(in thousands, except per share amounts).

                               FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                            -------------------   -------------------   -------------------   -------------------
                              2005       2004       2005       2004       2005       2004       2005       2004
                            --------   --------   --------   --------   --------   --------   --------   --------
Net sales.................  $116,508   $110,877   $156,112   $126,290   $175,884   $129,875   $199,978   $169,131
Earnings..................     2,908      3,857      6,089      4,176      9,841      6,874      7,431     14,161
Earnings per share:
  Basic:..................      0.16       0.22       0.34       0.24       0.54       0.39       0.41       0.79
    Earnings -- Basic.....      0.16       0.22       0.34       0.24       0.54       0.39       0.41       0.79
  Diluted:
    Earnings -- Diluted...      0.16       0.22       0.31       0.23       0.48       0.35       0.38       0.68
                            ========   ========   ========   ========   ========   ========   ========   ========

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

     The Company's conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisitions in 2005 of Nexgen Communications LLC, Fiber Innovations, Inc. and EVI Technology, LLC, (the "acquisitions") which are included in the 2005 consolidated financial statements of EDO Corporation and Subsidiaries.

     Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in EDO's internal controls over financial reporting during EDO's last fiscal quarter that have materially affected, or likely to materially affect internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. We have excluded from this assessment the operations of EVI, Fiber Innovations and NexGen. These businesses were acquired during 2005 and constituted $87.4 million and $7.7 million of total and net assets, respectively, as of December 31, 2005 and $22.7 million of net sales for the year then ended. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 (except to the extent set forth in this Item) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 25, 2006.

                               EXECUTIVE OFFICERS

NAME                                        AGE   POSITION, TERM OF OFFICE AND PRIOR POSITIONS
----                                        ---   --------------------------------------------
James M. Smith............................  64    Chairman of the Board (since May 2002) President
                                                  and Chief Executive Officer (since April 2000).
Jon A. Anderson...........................  63    Senior Vice President, Washington Operations (since
                                                  October 2005); prior thereto, Vice President,
                                                  Washington Operations (since April 2001);
                                                  previously Director of Government Relations and
                                                  Washington Regional Manager of AIL Systems, Inc.
Frederic B. Bassett.......................  59    Senior Vice President-Finance, (since October 2005)
                                                  Chief Financial Officer and Treasurer (since
                                                  January 2003); prior thereto, he was Vice President
                                                  (since September 2002). From December 2000-July
                                                  2002 he was Vice President, Treasurer and Chief
                                                  Financial Officer of Condor Systems, Inc. Prior
                                                  thereto, he was U.S. Operations Controller for the
                                                  Howmet Division of Alcoa.
Patricia D. Comiskey......................  55    Senior Vice President-Human Resources (since
                                                  October 2005) and Assistant Secretary; prior
                                                  thereto, she was Vice President-Human Resources
                                                  (since June 2001) and Assistant Secretary (since
                                                  September 2000). Previously, she was
                                                  Director - Corporate Human Resources.
George Fox................................  63    Vice President - Electronic Systems Group (since
                                                  May 2000).
Milo Hyde.................................  52    Vice President - Systems & Analysis Group (since
                                                  April 2000).
Frank Otto................................  56    Senior Vice President, Strategic Development (since
                                                  March 2005); prior thereto, Executive Vice
                                                  President (since September 2002) and Chief
                                                  Operating Officer (since February 2004); prior
                                                  thereto, he was Vice President - Integrated
                                                  Systems and Structures Group (since January 2001).
Lisa M. Palumbo...........................  47    Senior Vice President, General Counsel and
                                                  Secretary (since October 2005); prior thereto, Vice
                                                  President, General Counsel and Assistant Secretary
                                                  (since April 2002). Previously, she was Senior Vice
                                                  President, General Counsel and Secretary of Moore
                                                  Corporation Ltd. (from March to September 2001),
                                                  and prior thereto, Vice President and General
                                                  Counsel of Rayonier, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 25, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by Item 12 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 25, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on April 25, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing under the captions "Fees to Independent Registered Public Accountants for fiscal 2005 and 2004" in the 2006 Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2005 and 2004

     Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2005, 2004 and 2003

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT    CHARGED TO   CHARGED TO       NET       BALANCE AT
                                         BEGINNING OF   COSTS AND      OTHER      WRITE-OFFS/     END OF
DESCRIPTION                                 PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                              ------------   ----------   ----------   -----------   ----------
                                                                  (IN THOUSANDS)

Year ended December 31, 2005:
  Allowance for doubtful accounts......     $  616         823            0          (469)        $  970

Year ended December 31, 2004:
  Allowance for doubtful accounts......     $1,359           0            0          (743)        $  616

Year ended December 31, 2003:
  Allowance for doubtful accounts......     $1,023         568          216(a)       (448)        $1,359

---------------

(a) Amounts acquired as a result of purchase of Emblem Group Ltd. on June 16, 2003, Darlington, Inc. on March 10, 2003, and Advanced Engineering & Research Associates, Inc. on February 5, 2003.

3.  EXHIBITS

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------

2(a)        Amended and Restated Asset Purchase Agreement and Amendment
            1 thereto, dated as of May 31, 2002, between EDO Acquisition
            IV Inc., a wholly-owned subsidiary of the Company, as Buyer and Condor Systems Inc. and CEI Systems, Inc. as Seller
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K dated July 26, 2002, Exhibits 2.1 and
            2.2).

2(b) Stock Purchase Agreement, dated as of February 5, 2003, between EDO Professional Services Inc, a wholly-owned subsidiary of the Company, as Buyer and four individuals as Sellers (incorporated herein by reference to the Company's
            Current Report on Form 8-K dated February 5, 2003, Exhibit
            2.1).

2(c)        Stock Purchase Agreement, dated as of March 10, 2003, by the
            Company, as Buyer, and three individuals as Sellers
            (incorporated by reference to the Company's Current Report on Form 8-K dated March 10, 2003, Exhibit 2.1).

3(a) Restated Certificate of Incorporation of the Company as amended May 10, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 26, 2004 Exhibit 3(a)(2)).

3(b)        By-Laws of the Company as amended October 26, 2004
            (incorporated herein by reference to the Company's Quarterly
            Report on Form 10-Q for the quarterly period ended September
            25, 2004 Exhibit 3(b)).

4(a)        Form of 4.0% Convertible Senior Subordinate Notes due 2025
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K, dated November 21, 2005 Exhibit 4(g)).

4(b) Indenture, dated as of November 21, 2005, by and between the Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K, dated November 21, 2005, Exhibit 4(e)).

4(b)(1) First Supplemental Indenture, dated as of November 21, 2005, by and between the Company and HSBC Bank, USA, as trustee
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K, dated November 21, 2005, Exhibit 4(f)).

10(a) Credit Agreement, dated as of November 4, 2005, by and among the Company, Citicorp U.S.A, Inc., Wachovia Bank, N.A. and
            Bank of America, N.A., et al. (incorporated herein by reference to the Company's Current Report on Form 8-K, dated
            November 10, 2005, Exhibit 10(a)(6)).

10(b) EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1996, Exhibit
            10(a)).

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------



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

10(e) Form of Directors' and Officers' Indemnity Agreements between the Company and 20 current Company directors and officers (incorporated herein by reference to the Company's
            Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996, Exhibit 10(d)).

10(f) EDO Corporation Nonqualified Deferred Compensation Plan I effective January 1, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004, Exhibit 10(b)).

10(f)(1) EDO Corporation Nonqualified Deferred Compensation Plan II effective January 1, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 27, 2004, Exhibit 10(c)).

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

10(k)       Amended and Restated Employment Agreement, dated as of
            October 1, 2004, by and between EDO Corporation and James M.
            Smith (incorporated herein by reference to the Company's
            Current Report on Form 8-K dated October 28, 2004, Exhibit
            10).

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

10(o)       Change in Control Agreement dated July 8, 2003 between the
            Company and Jon A. Anderson (incorporated herein by reference to the Company's Current Report on Form 8-K, dated
            February 1, 2006 Exhibit 10(b)).

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

EXHIBIT
NUMBER                                EXHIBIT
-------                               -------



10(s)       Form of Amendment to the Change in Control Agreement
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(s)).

10(s)(1)    Form of Amendment to the Change in Control Agreement
            (incorporated herein by reference to the Company's Current
            Report on Form 8-K, dated February 1, 2006, Exhibit 10(a)).

10(t)(1)    2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Frederic B. Bassett
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(t)(1)).

10(t)(2)    2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Patricia D. Comiskey
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(t)(2)).

10(t)(4)    2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Frank W. Otto
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(t)(4)).

10(t)(5)    2004 Restricted Share and Retention Incentive Award
            Agreement between the Company and Lisa M. Palumbo
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(t)(5)).

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

10(w)       Agreement for Sale of Deer Park facility dated July 31, 2003
            (incorporated herein by reference to the Company's Annual
            Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(w)).

10(x)*      EDO Corporation Share Incentive Plan, dated July 6, 2005.

10(y)       EDO Corporation 2004 Non-Employee Director Stock Option Plan
            (incorporated herein by reference to the Company's
            Registration Statement on Form S-8, File No. 333-129353, dated November 1, 2005).

14          EDO Corporation Standards Ethical Business Conduct for all
            EDO Employees (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit 14).

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

---------------

* Filed herewith.

     (b) Reports on 8-K

     The following reports on 8-K were filed during the three months ended on December 31, 2005:

DATE OF REPORT                                ITEMS REPORTED
--------------                                --------------
October 27, 2005       Earnings Release dated October 27, 2005, announcing
                       financial results for the quarter ended September 24, 2005.
November 10, 2005      Entered into a $300 million credit facility by and among the
                       Company, Citigroup USA, Wachovia Bank and Bank of America,
                       N.A.
November 14, 2005      In connection with the filing of a prospectus supplement,
                       the Company is updating certain risk factors affecting its business and securities.
November 15, 2005      On November 15, 2005, EDO Corporation (the "Company")
                       entered into an Underwriting Agreement (the "Underwriting
                       Agreement"), by and among the Company and Citigroup Global
                       Markets Inc., acting for itself and as representative of
                       Wachovia Capital Markets, LLC (the "Underwriters") in
                       connection with the proposed underwritten public offering of
                       $175 million principal amount of 4.0% Convertible
                       Subordinated Notes due 2025 (the "Notes"). The Underwriters
                       have an option to purchase up to an additional $26.25
                       million principal amount of the Notes to cover
                       over-allotments.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal executive officer and principal financial officer, thereunto duly authorized.

                                          EDO CORPORATION (REGISTRANT)

                                          By: /s/   JAMES M. SMITH
                                          --------------------------------------
                                                      James M. Smith
                                          President and Chief Executive Officer

                                          /s/     FREDERIC B. BASSETT
                                          --------------------------------------
                                                   Frederic B. Bassett
                                              Sr. Vice President -- Finance,
                                          Treasurer and Chief Financial Officer

Dated: March 1, 2006

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Smith and Lisa M. Palumbo, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2005 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

                /s/ JAMES M. SMITH                    Chairman, President, Chief Executive Officer and
 ------------------------------------------------          Director (principal executive officer)
                 (James M. Smith)


               /s/ ROBERT E. ALLEN                                        Director
 ------------------------------------------------
                (Robert E. Allen)


                /s/ ROBERT ALVINE                                         Director
 ------------------------------------------------
                 (Robert Alvine)


               /s/ DENNIS C. BLAIR                                        Director
 ------------------------------------------------
                (Dennis C. Blair)

                    SIGNATURE                                              TITLE
                    ---------                                              -----


              /s/ ROBERT M. HANISEE                                       Director
 ------------------------------------------------
               (Robert M. Hanisee)


              /s/ MICHAEL J. HEGARTY                                      Director
 ------------------------------------------------
               (Michael J. Hegarty)


               /s/ LESLIE F. KENNE                                        Director
 ------------------------------------------------
                (Leslie F. Kenne)


                 /s/ PAUL J. KERN                                         Director
 ------------------------------------------------
                  (Paul J. Kern)


               /s/ RONALD L. LEACH                                        Director
 ------------------------------------------------
                (Ronald L. Leach)


                  /s/ JAMES ROTH                                          Director
 ------------------------------------------------
                   (James Roth)


               /s/ ROBERT S. TYRER                                        Director
 ------------------------------------------------
                (Robert S. Tyrer)


               /s/ ROBERT WALMSLEY                                        Director
 ------------------------------------------------
                (Robert Walmsley)