Form 10-Q
period 2006-03-25
EDO CORP
filed 2006-04-28
CIK 31617

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2006

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Act), or a non-accelerated filer.

   Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                               [ ] Yes    [X] No

    The number of shares of EDO common stock outstanding as of April 25, 2006 was 20,347,750 shares, with a par value $1 per share.
================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS





PART I                     Financial Information                                                                            Page

                ITEM 1     Financial Statements........................................................................

                           Consolidated Balance Sheets -
                            March 25, 2006 (unaudited) and December 31, 2005...........................................      3

                           Consolidated Statements of Earnings -
                            Three Months Ended March 25, 2006 and March 26, 2005 (unaudited)...........................      4

                           Consolidated Statements of Cash Flows -
                            Three Months Ended March 25, 2006 and March 26, 2005 (unaudited)...........................      5

                           Notes to Consolidated Financial Statements (unaudited)......................................      6

                ITEM 2     Management's Discussion and Analysis of Financial Condition and Results of
                            Operations.................................................................................     15

                ITEM 3     Quantitative and Qualitative Disclosures about Market Risk..................................     20

                ITEM 4     Controls and Procedures.....................................................................     20

PART II                    Other Information...........................................................................

                ITEM 1A    Risk Factors................................................................................     21

                ITEM 6     Exhibits and Reports on Form 8-K............................................................     21

SIGNATURE PAGE             ............................................................................................     22

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                                MARCH 25,    DECEMBER 31,
                                                                                                  2006           2005
                                                                                                ---------    ------------
                                                                                               (UNAUDITED)
                                                                                                (IN THOUSANDS, EXCEPT
                                                                                                  SHARE AND PER SHARE
                                                                                                      AMOUNTS)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................................     $ 117,487      $ 108,731
  Accounts receivable, net ................................................................       168,040        189,190
  Inventories .............................................................................        71,017         56,567
  Deferred income tax asset, net ..........................................................         9,278          8,946
  Notes receivable ........................................................................         7,000          7,100
  Prepayments and other ...................................................................         6,192          3,809
                                                                                                ---------      ---------
     Total current assets .................................................................       379,014        374,343
                                                                                                ---------      ---------
Property, plant and equipment, net ........................................................        51,105         49,574
Goodwill ..................................................................................       152,336        152,347
Other intangible assets, net ..............................................................        54,311         55,925
Deferred income tax asset, net ............................................................        29,637         29,637
Other assets ..............................................................................        25,221         25,573
                                                                                                ---------      ---------
                                                                                                $ 691,624      $ 687,399
                                                                                                =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................................................     $  22,385      $  33,111
  Accrued liabilities .....................................................................        48,519         52,126
  Contract advances and deposits ..........................................................        58,179         42,244
  Note payable ............................................................................         2,000          2,000
                                                                                                ---------      ---------
     Total current liabilities ............................................................       131,083        129,481
                                                                                                ---------      ---------
Income taxes payable ......................................................................         6,513          6,513
Note payable, long-term ...................................................................         5,000          5,000
Long-term debt ............................................................................       201,250        201,250
Post-retirement benefits obligations ......................................................       104,011        103,815
Environmental obligation ..................................................................         1,402          1,392
Other long-term liabilities ...............................................................           226             55
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
 500,000 shares ...........................................................................            --             --
  Common shares, par value $1 per share, authorized
 50,000,000 shares, 20,437,045 issued in 2006 and 20,305,815 issued in 2005................        20,437         20,306
  Additional paid-in capital ..............................................................       166,388        167,219
  Retained earnings .......................................................................       118,613        120,103
  Accumulated other comprehensive loss, net of income tax
     benefit (32,651 in 2006 and 32,711 in 2005)...........................................       (46,985)       (47,072)
  Treasury shares at cost (109,520 shares in 2006 and 111,317 shares in 2005 ) ............        (1,838)        (1,868)
  Unearned Employee Stock Ownership Plan shares ...........................................       (14,476)       (14,789)
  Deferred compensation under Long-Term Incentive Plan ....................................            --         (3,866)
  Management group receivables ............................................................            --           (140)
                                                                                                ---------      ---------
     Total shareholders' equity ...........................................................       242,139        239,893
                                                                                                ---------      ---------
                                                                                                $ 691,624      $ 687,399
                                                                                                =========      =========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                             MARCH 25,      MARCH 26,
                                                                                               2006           2005
                                                                                           -------------  ---------
                                                                                                   (UNAUDITED)
                                                                                            (IN THOUSANDS, EXCEPT PER
                                                                                                 SHARE AMOUNTS)

  NET SALES ...........................................................................     $ 119,709      $ 116,508
                                                                                            ---------      ---------

  COSTS AND EXPENSES
   Cost of sales ......................................................................        91,244         85,054
   Selling, general and administrative ................................................        25,358         20,288
   Research and development ...........................................................         3,206          4,418
                                                                                            ---------      ---------
                                                                                              119,808        109,760
                                                                                            ---------      ---------
  OPERATING (LOSS) EARNINGS ...........................................................           (99)         6,748

  NON-OPERATING INCOME (EXPENSE)

   Interest income ....................................................................         1,021            501
   Interest expense ...................................................................        (2,424)        (2,191)
   Other, net .........................................................................          (146)           (45)
                                                                                            ---------      ---------
                                                                                               (1,549)        (1,735)
                                                                                            ---------      ---------
(Loss) earnings before income taxes ...................................................        (1,648)         5,013
Income tax benefit (expense) ..........................................................           709         (2,105)
                                                                                            ---------      ---------
NET (LOSS) EARNINGS ...................................................................     $    (939)     $   2,908
                                                                                            =========      =========
NET (LOSS) EARNINGS PER COMMON SHARE:
   Basic ..............................................................................     $   (0.05)     $    0.16
                                                                                            =========      =========
   Diluted ............................................................................     $   (0.05)     $    0.16
                                                                                            =========      =========

Weighted-average common shares outstanding:
  Basic ...............................................................................        18,012         17,936
                                                                                            =========      =========
  Diluted .............................................................................        18,012         18,236
                                                                                            =========      =========

  Dividends declared per common share .................................................     $    0.03      $    0.03
                                                                                            =========      =========



          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE THREE MONTHS ENDED
                                                                             MARCH 25,     MARCH 26,
                                                                               2006          2005
                                                                           ------------   --------
                                                                                (UNAUDITED)
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  (Loss) earnings from operations ....................................     $    (939)     $   2,908
  Adjustments to (loss) earnings to arrive at cash provided (used)
     by operations:
     Depreciation ....................................................         2,778          2,642
     Amortization ....................................................         1,614          1,310
     Bad debt (recovery) expense .....................................           (66)           139
     Loss on disposal of property, plant and equipment ...............            29             --
     Long-Term Incentive Plan compensation expense ...................           972            397
     Stock option compensation expense ...............................           865             --
     Employee Stock Ownership Plan compensation expense ..............         1,186          1,314
     Dividends on unallocated Employee Stock Ownership Plan
       shares ........................................................            58             65
     Common shares issued for directors' fees ........................            55             45
     Changes in operating assets and liabilities, excluding effects of acquisitions:
       Accounts receivable ...........................................        21,216         (1,607)
       Inventories ...................................................       (14,450)        (9,661)
       Prepayments and other assets ..................................        (1,692)           (42)
       Accounts payable, accrued liabilities and other ...............       (13,544)        (4,096)
       Contract advances and deposits ................................        15,935          1,173
                                                                           ---------      ---------
Cash provided (used) by operations ...................................        14,017         (5,413)
                                                                           ---------      ---------

INVESTING ACTIVITIES:
  Settlement of purchase price on 2005 acquisition ...................          (353)            --
  Purchase of plant and equipment ....................................        (4,971)        (6,470)
  Payments received on notes receivable ..............................           100             75
                                                                           ---------      ---------
Cash used by investing activities ....................................        (5,224)        (6,395)
                                                                           ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ............................           258            125
  Excess income tax benefit from stock options and Long-Term
     Incentive Plan ..................................................           174            173
  Proceeds from management group receivables .........................           140             --
  Payment of common share cash dividends .............................          (609)          (604)
                                                                           ---------      ---------
Cash used by financing activities ....................................           (37)          (306)
                                                                           ---------      ---------
Net increase (decrease) in cash and cash equivalents .................         8,756        (12,114)
Cash and cash equivalents at beginning of year .......................       108,731         98,884
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $ 117,487      $  86,770
                                                                           =========      =========

Supplemental disclosures:
  Cash paid for:
     Interest ........................................................     $      --      $      --
                                                                           =========      =========
     Income taxes ....................................................     $   6,109      $   2,393
                                                                           =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2005 filed by the Company on Form 10-K with the Securities and Exchange Commission.

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

(2) ACQUISITIONS

    On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC (NexGen), a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened EDO's fast-growing position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities. Consequently, the excess purchase price over the net assets acquired has been temporarily assigned to goodwill, and amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes.

    On September 19, 2005, the Company acquired for cash all of the stock of Fiber Innovations, Inc., (Fiber Innovations) a privately-held company that is a designer and manufacturer of fiber reinforced-composites. This acquisition has added important complementary design and manufacturing capabilities to EDO's integrated-composite-structures business. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired related to Fiber Innovations is not deductible for income tax purposes. During the first quarter of 2006, the purchase accounting for Fiber Innovations was finalized and resulted in an additional cash payment of $0.4 million.

    On May 2, 2005, the Company acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible assets is deductible for income tax purposes over 15 years.

(3) STOCK-BASED COMPENSATION

    The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP) and the 2002 Non-Employee Director Stock Option Plan (NEDSOP). These plans are described in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

    Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Financial Accounting Standard Board (FASB) Statement No. 123, "Accounting for Stock-based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no employee compensation expense was recognized in the Statement of Earnings. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (FAS 123 (R)), Share-Based Payment, using the modified prospective transition method. Under this method, compensation cost recognized in the three months ended March 25, 2006 includes: (a) compensation cost for all options granted prior to January 1, 2006, but not yet vested, based on the fair value on the grant date and (b) compensation cost for all options granted to Directors under the NEDSOP subsequent to January 1, 2006, which are 100% vested on the date of grant. Results of prior periods are not required to be restated.

    As a result of adopting FAS 123(R), the Company's earnings before income taxes for the three months ended March 25, 2006, were $0.9 million lower than if it had continued to account for its share-based compensation under APB No. 25. Loss per common share would have been $(0.02) if the Company had not adopted Statement 123(R), compared to the reported loss per common share of $(0.05).

    Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as an operating cash flow in the Statement of Cash Flows. FAS 123(R) requires that this excess tax benefit now be classified as a financing cash flow. For the three months ended March 25, 2006 the $0.2 million excess tax benefit classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted FAS 123(R).

    During the three months ended March 25, 2006, the Company only granted options to its Board of Directors, which when issued were 100% vested. The Company estimated the fair value of the 2006 stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted are as follows: expected dividend yield of 1%, risk free interest rate of 4.3%, expected volatility of 44%, and an expected option life of 7 years.

    A summary of the Company's stock option activity during the three months ended March 25, 2006 is as follows:

                                                                                             WEIGHTED-
                                                                                              AVERAGE
                                                                               WEIGHTED-     REMAINING       AGGREGATE
                                                                                AVERAGE     CONTRACTUAL      INTRINSIC
                                                                OPTIONS        EXERCISE        TERM            VALUE
                                                             (IN THOUSANDS)      PRICE       (IN YEARS)    (IN THOUSANDS)
                                                             -----------------------------------------------------------
Outstanding on January 1, 2006...........................          1,045         $17.25
Options granted..........................................             55          27.39
Options exercised........................................            (23)         11.06
Options expired/cancelled................................             (1)         27.02
                                                             -----------       --------     ----------------------------


Outstanding on March 25, 2006............................          1,076         $17.89            5.57       $13,688
                                                             ===========       ========     ===========       =======
Exercisable on March 25, 2006............................          1,070         $17.89            5.56       $13,626
                                                             ===========       ========     ===========       =======


    As of March 25, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of earnings is approximately $47,000, all of which will vest and be recognized in 2006.

    Stock based compensation expense recognized for restricted share awards was $1.0 million and $0.4 million for the three months ended March 25, 2006 and March 26, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at March 25, 2006 is approximately $5.5 million and will be recognized over a weighted-average period of 2.3 years

    A summary of the activity of restricted shares under the Company's 2002 LTIP plan for the three months ended March 25, 2006 is as follows:

                                                                                                            WEIGHTED-
                                                                                                             AVERAGE
                                                                                                           GRANT DATE
                                                                                     SHARES                 FAIR PRICE
                                                                                 ----------------------------------------
                                                                                  (IN THOUSANDS)
Outstanding on January 1, 2006...........................                                219                $27.78
Granted..................................................                                108                 26.54
Vested...................................................                                  -                     -
Forfeited/Canceled.......................................                                 (2)                28.96
                                                                                 -----------              --------
Outstanding on March 25, 2006............................                                325                $27.37
                                                                                 ===========              ========

    Prior to adoption of FAS 123(R) the fair value of restricted share awards was recorded as deferred compensation expense as a separate component of shareholders equity. In accordance with FAS 123(R), the deferred compensation balance of $3.9 million at December 31, 2005 was reclassified to additional paid-in-capital. The restricted share awards cliff vest in 3 years and are subject to continued employment. If such goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

    The following table illustrates the effect on net earnings and earnings per share if, for the three months ended March 26, 2005, the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                                 MARCH 26,
                                                                   2005
                                                              ----------------
                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)
 Net earnings, as reported....................................    $ 2,908
    Add: Stock-based compensation expense included in
      reported earnings, net of tax.                                  234
    Deduct: Total stock-based compensation expense based on
      fair value method, net of tax...........................     (1,199)
                                                               ----------
 Pro forma earnings...........................................    $ 1,943
                                                               ==========
 Basic earnings per common share:
   As reported................................................    $  0.16
   Pro forma..................................................    $  0.11
 Diluted earnings per common share:
   As reported................................................    $  0.16
   Pro forma..................................................    $  0.11
                                                               ==========


(4) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

    Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations," includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with definite lives are amortized over their estimated useful lives.

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

The changes in the carrying amount of goodwill by segment during the three months ended March 25, 2006 are as follows:


                                                                                         ENGINEERED      ELECTRONIC
                                                                                         SYSTEMS AND     SYSTEMS AND
                                                                                          SERVICES     COMMUNICATIONS     TOTAL
                                                                                         ----------    --------------     -----
                                                                                                       (IN THOUSANDS)
Balance as of January 1, 2006.........................................................      $43,846        $108,501       $152,347
Purchase accounting adjustments ......................................................          328            (339)           (11)
                                                                                         ----------      ----------    -----------
Balance as of March 25, 2006..........................................................      $44,174        $108,162       $152,336
                                                                                         ==========      ==========    ===========

    Summarized below are intangible assets:

                                                                               MARCH 25,  DECEMBER 31,
                                                                                 2006        2005           LIFE
                                                                               ---------  -----------       ----
                                                                                     (IN THOUSANDS)
           Intangible assets subject to amortization:
                Capitalized non-compete agreements related to
                   Acquisitions................................................ $ 3,118     $ 3,118        1-5 years
                Purchased technologies related to acquisitions.................  21,103      21,103        8-25 years
                Customer contracts and relationships related to acquisitions...  45,698      45,698        6-20 years
                Tradename related to acquisitions..............................   2,069       2,069        5-10 years
                                                                                -------     -------
                                                                                 71,988      71,988
                  Less accumulated amortization................................ (18,077)    (16,463)
                                                                               --------     -------
                                                                                $53,911     $55,525

           Intangible assets not subject to amortization:
                 Tradename related to acquisitions.............................     400         400
                                                                               --------     -------
                                                                                $54,311     $55,925

    The amortization expense for the three months ended March 25, 2006 and March 26, 2005 amounted to $1.6 million and $1.3 million, respectively. Total remaining amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter related to these intangible assets is estimated to be $4.9 million, $6.4 million, $5.7 million, $5.7 million, $4.9 million and $26.3 million, respectively.

(5) INVENTORIES

    Inventories are summarized by major classification as follows:

                                                                MARCH 25,     DECEMBER 31,
                                                                   2006          2005
                                                                ----------    -------
                                                                       (IN THOUSANDS)
                    Raw material and supplies.................   $10,615          $11,976
                    Work-in-process...........................    65,275           49,829
                    Finished goods............................     1,948            1,690
                          Less: Unliquidated progress payments    (6,821)          (6,928)
                                                                --------         --------
                                                                 $71,017          $56,567
                                                                ========         ========

(6) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                       MARCH 25,        MARCH 26,
                                                                                         2006             2005
                                                                                         ----             ----
                                                                                            (IN THOUSANDS)
                   Numerator:
                     Net (loss) earnings for basic and diluted calculation........    $  (939)           $ 2,908

                   Denominator:
                     Denominator for basic calculation............................     18,012             17,936
                     Effect of dilutive securities:
                        Stock options.............................................         --                300
                                                                                   ----------         ----------
                     Denominator for diluted calculation..........................     18,012             18,236
                                                                                   ==========         ==========

    The assumed conversion of the 4.0% Notes and the 5.25% Notes was anti-dilutive for the first three months of 2006 and 2005, respectively.

    The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.


                                                                               FOR THE THREE MONTHS ENDED
                                                                                 MARCH 25,      MARCH 26,
                                                                                   2006           2005
                                                                                   ----           ----
                                                                                      (IN THOUSANDS)
                  5.25% Convertible Subordinated Notes..............                --            4,408
                  4.00% Convertible Subordinated Notes..............               5,886             --
                  Unexercised stock options.........................                  74             12
                                                                                   -----          -----
                                                                                   5,960          4,420
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

    For the three months ended March 25, 2006 and March 26, 2005, the Company recorded pension expense of $1.2 million and $1.1 million, respectively, based on the total for the respective years of $4.8 million in 2006 and $4.3 million in 2005. Summarized below are the components of the expense for each period presented.

                                                                               FOR THE THREE MONTHS ENDED
                                                                               MARCH 25,      MARCH 26,
                                                                                   2006           2005
                                                                               -----------    --------
                                                                                      (IN THOUSANDS)

                           Interest cost................................        $3,038            $3,089
                           Expected return on plan assets...............        (3,209)           (3,181)
                           Amortization of unrecognized net loss........         1,365             1,162
                                                                               -------          --------
                                                                                $1,194            $1,070
                                                                               =======          ========

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

(9) COMPREHENSIVE INCOME

    As of March 25, 2006, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive loss for the three months ended March 25, 2006 was $0.9 million compared to comprehensive income for the three months ended March 26, 2005 of $2.8 million.

(10) BUSINESS SEGMENTS

    The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's operations are reflected in two business segments: Engineered Systems and Services and Electronic Systems and Communications. The Engineered Systems and Services segment addresses the Integrated Systems and Structures, Undersea Warfare, and Professional Services markets. Primary products include aircraft armament systems, integrated composite structures, mine countermeasure systems, sonar systems and flight line products. The Company also offers a wide range of professional engineering services. The Electronic Systems and Communications segment includes products that serve the Electronic Warfare and the C4 (Command, Control, Communications and Computers) markets. Primary products include electronic force protection equipment, interference cancellation technology, airborne electronic warfare systems, reconnaissance and surveillance systems, other specialized electronic systems, C4 products and services and antenna products.


                                                                              FOR THE THREE MONTHS ENDED
                                                                              MARCH 25,    MARCH 26,
                                                                                  2006         2005
                                                                              -----------  --------
                                                                                  (IN THOUSANDS)
              Net Sales:

              Engineered Systems and Services..............................  $ 59,266         $51,023
              Electronic Systems and Communications........................    60,443          65,485
                                                                             ----------    ----------
                                                                             $119,709        $116,508
              Operating (loss) earnings:
              Engineered Systems and Services..............................     1,628           3,768
              Electronic Systems and Communications........................    (1,727)          2,980
                                                                             ----------    ----------
                                                                                  (99)          6,748
              Net interest expense.........................................    (1,403)         (1,690)
              Other, net...................................................      (146)            (45)
                                                                             ----------    ----------
              (Loss) earnings before income taxes..........................  $ (1,648)       $  5,013
                                                                             =========     ==========

(11) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

    The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is the condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at March 25, 2006 and December 31, 2005 and for the three months ended March 25, 2006 and March 26, 2005. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.


EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 25,  2006
                                            EDO Corporation
                                            Parent Company    Subsidiary
                                                 Only          Guarantors     Non-Guarantors     Eliminations    Consolidated
                                                 ----          ----------     --------------     ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                      $ 106,626        $   5,389        $   5,472               --        $ 117,487
Accounts receivable, net                          64,899           99,466            3,675               --          168,040
Inventories                                       14,831           53,140            3,046               --           71,017
Deferred income tax asset, net                     9,278               --               --               --            9,278
Notes receivable                                   7,000               --               --               --            7,000
Prepayments and other                              3,865            2,093              234               --            6,192
                                             ---------------------------------------------------------------------------------
Total current assets                             206,499          160,088           12,427               --          379,014
                                             ---------------------------------------------------------------------------------

Investment in subsidiaries                       314,225               --               --         (314,225)              --
Property, plant and equipment, net                26,534           21,320            3,251               --           51,105
Goodwill                                              --          143,626            8,710               --          152,336
Other intangible assets, net                          --           42,945           11,366               --           54,311
Deferred income tax asset, net                    29,637               --               --               --           29,637
Other assets                                      23,953            1,268               --               --           25,221
                                             ---------------------------------------------------------------------------------
                                               $ 600,848        $ 369,247        $  35,754        $(314,225)       $ 691,624
                                             ---------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities       $  28,207        $  38,537        $   4,160               --        $  70,904
Contract advances and deposits                    12,973           45,206               --               --           58,179
Notes Payable                                      2,000               --               --               --            2,000
                                             ---------------------------------------------------------------------------------
Total current liabilities                         43,180           83,743            4,160               --          131,083

Long-term debt                                   201,250               --               --               --          201,250
Note payable, long-term                            5,000               --               --               --            5,000
Income taxes payable                               6,513               --               --               --            6,513
Deferred income tax liabilities, net              (2,852)           2,497              355               --               --
Other long-term liabilities                           52              174               --               --              226
Post retirement benefits obligations             104,011               --               --               --          104,011
Environmental obligation                           1,402               --               --               --            1,402
Inter-company accounts                                --          174,135           24,749         (198,884)              --

Shareholders' equity:
Preferred shares                                      --               --               --               --               --
Common shares                                     20,437               98               --              (98)          20,437
Additional paid-in capital                       166,388           25,221            6,418          (31,639)         166,388
Retained earnings                                118,613           87,445              211          (87,656)         118,613
Accumulated other comprehensive loss,
  net of income tax benefit                      (46,832)             (14)            (139)              --          (46,985)
Treasury shares                                   (1,838)          (4,052)              --            4,052           (1,838)
Unearned ESOP shares                             (14,476)              --               --               --          (14,476)
                                             ---------------------------------------------------------------------------------
Total shareholders' equity                       242,292          108,698            6,490         (115,341)         242,139
                                             ---------------------------------------------------------------------------------

                                               $ 600,848        $ 369,247        $  35,754        $(314,225)       $ 691,624
                                               =========        =========        =========        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS
MARCH 25, 2006

                                       EDO Corporation
                                       Parent Company      Subsidiary
                                            Only           Guarantors    Non-Guarantors    Eliminations      Consolidated
                                            ----           ----------    --------------    ------------      ------------
Continuing Operations:
Net Sales                                 $  46,987        $  69,086        $   6,354        $  (2,718)       $ 119,709
Costs and expenses:
Cost of sales                                38,835           50,709            4,418           (2,718)          91,244
Selling, general and administrative           5,508           17,142            2,708                            25,358
Research and development                        882            2,137              187                             3,206
                                          -----------------------------------------------------------------------------
                                             45,225           69,988            7,313           (2,718)         119,808

                                          -----------------------------------------------------------------------------
Operating Earnings (Loss)                     1,762             (902)            (959)              --              (99)

Non-operating income (expense)
Interest income                                 967               --               54               --            1,021
Interest expense                             (2,440)              16               --               --           (2,424)
Other, net                                      (16)             (86)             (44)              --             (146)
                                          -----------------------------------------------------------------------------
                                             (1,489)             (70)              10               --           (1,549)
(Loss) earnings from continuing
  operations before income taxes                273             (972)            (949)              --           (1,648)
Income tax benefit (expense)                  1,105             (603)             207               --              709
                                          -----------------------------------------------------------------------------
(Loss) earnings from continuing
  operations                                  1,378           (1,575)            (742)              --             (939)
Equity in undistributed earnings of
  subsidiaries                               (2,317)              --               --            2,317               --
                                          -----------------------------------------------------------------------------
Net loss                                  $    (939)       $  (1,575)       $    (742)       $   2,317        $    (939)
                                          =========        =========        =========        =========        =========




EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 25, 2006
                                                EDO Corporation
                                                Parent Company       Subsidiary
                                                      Only           Guarantors     Non-Guarantors    Eliminations     Consolidated
                                                      ----           ----------     --------------    ------------     ------------
OPERATING ACTIVITIES:
Loss from continuing operations                    $    (939)       $  (1,575)       $    (742)           2,317        $    (939)

Adjustments to loss to arrive at cash
  provided (used) by continuing operations:
Depreciation                                           1,183            1,416              179                             2,778
Amortization                                              --            1,363              251                             1,614
Bad debt (recovery) expense                              (83)              17               --                               (66)
Loss on sale of property and equipment                    18               11               --                                29
LTIP compensation expense                                972               --               --               --              972
Stock option compensation expense                        865               --               --               --              865
Employee Stock Ownership Plan
compensation expense                                   1,186               --               --               --            1,186
Dividends on unallocated Employee Stock
  Ownership Plan shares                                   58               --               --               --               58
Common shares issued for directors' fees                  55               --               --               --               55
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                     2,317               --               --           (2,317)              --
Inter-company/Investments in
subsidiaries                                             814             (792)             (22)              --               --
Accounts receivable                                    3,786           17,682             (252)              --           21,216
Inventories                                            2,457          (16,993)              86               --          (14,450)
Prepayments and other assets                            (772)          (1,020)             100               --           (1,692)
Accounts payable, accrued liabilities
  and other                                           (8,853)          (5,313)             622               --          (13,544)
Contract advances and deposits                         6,853            9,082               --               --           15,935
                                                   ------------------------------------------------------------------------------
Cash provided (used) by continuing
  operations                                           9,917            3,878              222               --           14,017

INVESTING ACTIVITIES:
Settlement of purchase price on 2005
  acquisition                                             --             (353)              --               --             (353)
Purchase of plant and equipment                       (2,421)          (2,368)            (182)              --           (4,971)
Payments received on notes receivable                    100               --               --               --              100
                                                   ------------------------------------------------------------------------------
Cash used by investing activities                     (2,321)          (2,721)            (182)              --           (5,224)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                  258               --               --               --              258
Excess Income tax benefit from stock options
and Long-Term Incentive Plan                             174               --               --               --              174
Proceeds from management group
  receivables                                            140               --               --               --              140
Payment of common share cash dividends                  (609)              --               --               --             (609)
                                                   ------------------------------------------------------------------------------
Cash used by financing activities                        (37)              --               --               --              (37)
                                                   ------------------------------------------------------------------------------
Net increase in cash and cash
  equivalents                                          7,559            1,157               40               --            8,756
Cash and cash equivalents at beginning
  of year                                             99,067            4,232            5,432               --          108,731
                                                   ------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 106,626        $   5,389        $   5,472        $      --        $ 117,487
                                                   =========        =========        =========        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
                                            EDO Corporation
                                            Parent Company      Subsidiary
                                                 Only           Guarantors     Non-Guarantors    Eliminations     Consolidated
                                                 ----           ----------     --------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents                      $  99,067        $   4,232        $   5,432               --        $ 108,731
Accounts receivable, net                          68,603          117,164            3,423               --          189,190
Inventories                                       17,288           36,147            3,132               --           56,567
Deferred income tax asset, net                     8,946               --               --               --            8,946
Notes receivable                                   7,358             (258)              --               --            7,100
Prepayments and other                              2,037            1,438              334               --            3,809
                                               -------------------------------------------------------------------------------
Total current assets                             203,299          158,723           12,321               --          374,343

Investment in subsidiaries                       317,356               --               --         (317,356)              --
Property, plant and equipment, net                25,946           20,380            3,248               --           49,574
Goodwill                                              --          143,637            8,710               --          152,347
Other intangible assets, net                          --           44,308           11,617               --           55,925
Deferred income tax asset, net                    29,637               --               --               --           29,637
Other assets                                      24,751              822               --               --           25,573
                                               -------------------------------------------------------------------------------
                                               $ 600,989        $ 367,870        $  35,896        $(317,356)       $ 687,399
                                               -------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities       $  37,942        $  43,729        $   3,566               --        $  85,237
Contract advances and deposits                     6,120           36,124               --               --           42,244
Notes payable                                      2,000               --               --               --            2,000
                                               -------------------------------------------------------------------------------
Total current liabilities                         46,062           79,853            3,566               --          129,481

Long-term debt                                   201,250               --               --               --          201,250
Income taxes payable                               6,513               --               --               --            6,513
Deferred income tax liabilities, net              (3,244)           2,891              353               --               --
Post retirement benefits obligations             103,815               --               --               --          103,815
Notes payable                                      5,000               --               --               --            5,000
Environmental obligation                           1,392               --               --               --            1,392
Other long-term liabilities                           55               --               --               --               55
Inter-company accounts                                --          174,844           24,771         (199,615)              --

Shareholders' equity:
Preferred shares                                      --               --               --               --               --
Common shares                                     20,306               98               --              (98)          20,306
Additional paid-in capital                       167,219           25,221            6,418          (31,639)         167,219
Retained earnings                                120,103           89,103              953          (90,056)         120,103
Accumulated other comprehensive loss,
  net of income tax benefit                      (46,819)             (88)            (165)              --          (47,072)
Treasury shares                                   (1,868)          (4,052)              --            4,052           (1,868)
Unearned ESOP shares                             (14,789)              --               --               --          (14,789)
Management group receivables                        (140)              --               --               --             (140)
Deferred compensation under Long-Term
  Incentive Plan                                  (3,866)              --               --               --           (3,866)
                                               -------------------------------------------------------------------------------
Total shareholders' equity                       240,146          110,282            7,206         (117,741)         239,893
                                               -------------------------------------------------------------------------------

                                               $ 600,989        $ 367,870        $  35,896        $(317,356)       $ 687,399
                                               =========        =========        =========        =========        =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS
MARCH 26, 2005

                                          EDO Corporation
                                          Parent Company   Subsidiary
                                               Only        Guarantors     Non-Guarantors    Eliminations      Consolidated
                                               ----        ----------     --------------    ------------      ------------
Continuing Operations:
Net Sales                                 $  36,250        $  86,065        $   7,404        $ (13,211)       $ 116,508
Costs and expenses:
Cost of sales                                29,690           63,176            5,399          (13,211)          85,054
Selling, general and administrative           3,728           14,968            1,592               --           20,288
Research and development                      1,383            2,769              266               --            4,418
                                         --------------------------------------------------------------------------------
                                             34,801           80,913            7,257          (13,211)         109,760
                                         --------------------------------------------------------------------------------
Operating Earnings                            1,449            5,152              147               --            6,748

Non-operating income (expense)
Interest income                                 463               17               21               --              501
Interest expense                             (2,191)              --               --               --           (2,191)
Other, net                                       10               (6)             (49)              --              (45)
                                         --------------------------------------------------------------------------------
                                             (1,718)              11              (28)              --           (1,735)
(Loss) earnings from continuing
  operations before income taxes               (269)           5,163              119               --            5,013
Income tax benefit (expense)                    115           (2,104)            (116)              --           (2,105)
                                         --------------------------------------------------------------------------------
(Loss) earnings from continuing
  operations                                   (154)           3,059                3               --            2,908
Equity in undistributed earnings of
  subsidiaries                                3,062               --               --           (3,062)              --
                                         --------------------------------------------------------------------------------
Net earnings                              $   2,908        $   3,059        $       3        $  (3,062)       $   2,908
                                          =========        =========        =========        =========        =========


EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
MARCH 26, 2005
                                               EDO Corporation
                                               Parent Company      Subsidiary
                                                     Only          Guarantors    Non-Guarantors   Eliminations  Consolidated
                                                     ----          ----------    --------------   ------------  ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                $  2,908        $  3,059        $      3        $(3,062)      $  2,908

Adjustments to earnings to arrive at cash
  provided (used) by continuing operations:
Depreciation                                          1,329           1,173             140             --          2,642
Amortization                                             --           1,056             254             --          1,310
Bad debt expense                                         15             124              --             --            139
Deferred compensation expense                           397              --              --             --            397
Non-cash Employee Stock Ownership Plan
  compensation expense                                1,314              --              --             --          1,314
Dividends on unallocated Employee Stock
  Ownership Plan shares                                  65              --              --             --             65
Common shares issued for directors' fees                 45              --              --             --             45
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                   (3,062)             --              --          3,062             --
Inter-company/Investments in
subsidiaries                                          3,921          (4,076)            155                            --
Accounts receivable                                    (327)         (2,184)            904             --         (1,607)
Inventories                                          (6,740)         (3,249)            328             --         (9,661)
Prepayments and other assets                           (105)             95             (32)            --            (42)
Accounts payable, accrued liabilities
and other                                            (3,045)            511          (1,562)            --         (4,096)
Contract advances and deposits                       (2,521)          3,694              --             --          1,173
                                                 -------------------------------------------------------------------------
Cash provided (used) by continuing
  operations                                         (5,806)            203             190             --         (5,413)

INVESTING ACTIVITIES:
Purchase of plant and equipment                      (4,275)         (2,137)            (58)            --         (6,470)
Payments received on notes receivable                    75              --              --             --             75
                                                 -------------------------------------------------------------------------
Cash used by investing activities                    (4,200)         (2,137)            (58)            --         (6,395)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                 125              --              --             --            125
Payment of common share cash dividends                 (604)             --              --             --           (604)
Excess income tax benefit from stock options            173              --              --             --            173
                                                 -------------------------------------------------------------------------
Cash used by financing activities                      (306)             --              --             --           (306)
                                                 -------------------------------------------------------------------------
Net decrease in cash and cash
  equivalents                                       (10,312)         (1,934)            132             --        (12,114)
Cash and cash equivalents at beginning
  of year                                            93,129           1,314           4,441             --         98,884
                                                 -------------------------------------------------------------------------
Cash and cash equivalents at end of year           $ 82,817        $   (620)       $  4,573        $    --       $ 86,770
                                                   ========        ========        ========        =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    EDO Corporation (the "Company") designs and manufactures a diverse range of products with core competencies in critical defense areas. We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and intelligence applications. We believe our advanced systems are mission-critical on a wide range of military programs and are at the core of transforming defense capabilities. We have two reporting segments: Engineered Systems and Services and Electronic Systems and Communications. Our Engineered Systems and Services segment comprises aircraft armament systems, integrated composite structures, undersea warfare sonar systems, and professional engineering services. Our Electronic Systems and Communications segment provides highly-engineered electronic systems and equipment including electronic warfare systems, reconnaissance and surveillance systems, and command, control, communications, and computers (C4) products and systems. The Company has a disciplined acquisition program which is diversifying its base of major platforms and customers.

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

RESULTS OF OPERATIONS

   The following information should be read in conjunction with the Consolidated Financial Statements as of March 25, 2006.

THREE MONTHS ENDED MARCH 25, 2006 COMPARED WITH THREE MONTHS ENDED
MARCH 26, 2005

    Net sales by segment were as follows:

                                                                                 THREE MONTHS ENDED          INCREASE/(DECREASE)
                                                                               MARCH 25,     MARCH 26,             FROM
                         SEGMENT                                                 2006           2005            PRIOR PERIOD
                         -------                                             --------        ----------         ------------
                                                                                  (IN THOUSANDS)
                         Engineered Systems and Services..........              59,266         51,023               16.2%
                         Electronic Systems and Communications....              60,443         65,485               (7.7%)
                                                                              --------       --------               -----
                         Total....................................            $119,709       $116,508                2.7%
                                                                              ========       ========               -----



    In the Engineered Systems and Services segment, the increase in sales was attributable to sales of aircraft armament systems due to progress made on the F-22 missile launcher program and other programs. In addition, there were increases in sales of integrated composite structures, due in part to the sales contributed by Fiber Innovations which was acquired in the third quarter of 2005.

    In the Electronic Systems and Communications segment, the decrease in sales was attributable to lower sales of reconnaissance and surveillance systems due to timing of milestone achievements on various programs in this year's first quarter compared to last year's first quarter. In addition, sales of electronic force protection systems were lower in the three months ended March 25, 2006 compared to the three months ended March 26, 2005 attributable to a delay in commencing production due to extended testing requirements in the development phase. This decrease was partially offset by sales contributed by EVI and NexGen, which were acquired in the second and fourth quarter of 2005, respectively.

    Operating (loss) earnings by segment were as follows:

                                                                              THREE MONTHS ENDED
                                                                            MARCH 25,      MARCH 26,
                         SEGMENT                                              2006           2005
                         -------                                              ----           ----
                                                                                (IN THOUSANDS)
                         Engineered Systems and Services.........              1,628         $ 3,768
                         Electronic Systems and Communications...             (1,727)          2,980
                                                                             -------         -------
                         Total...................................            $   (99)        $ 6,748
                                                                             =======         =======

    For the three months ended March 25, 2006, we had an operating loss of $0.1 million compared to operating earnings for the three months ended March 26, 2005 of $6.7 million or 5.8% of net sales.

    Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                                             THREE MONTHS ENDED
                                                                           MARCH 25,       MARCH 26,
                                                                             2006            2005
                                                                             ----            ----
                                                                                (IN THOUSANDS)
               Pension........................................              $1,194           $1,070
               ESOP compensation expense......................              $1,186           $1,314
               Intangible asset amortization..................              $1,614           $1,310
               Stock-Based Compensation Expense re: options...              $  865           $   --
                                                                            ------           ------
                                                                            $4,859           $3,694
                                                                            ======           ======

    The Engineered Systems and Services segment's operating earnings for the three months ended March 25, 2006 were $1.6 million or 2.7% of this segment's net sales compared to operating earnings of $3.8 million or 7.4% of this segment's net sales for the three months ended March 26, 2005. This decrease is due to a provision for an estimated settlement of a lawsuit and related legal costs and the mix of programs that comprised sales.

    In the Electronic Systems and Communications segment, we had an operating loss of $1.7 million or 2.9% of net sales for the three months ended March 25, 2006 compared to operating earnings of $3.0 million or 4.6% of net sales for the three months ended March 26, 2005. The decrease is attributable to the aforementioned lower sales volume of reconnaissance and surveillance systems and electronic force protection systems. There was also cost growth of $1.4 million on an interference cancellation program which was offset by the release of a reserve of $0.7 million on a completed electronic force protection systems program and the release of a reserve of $0.6 million which had been held for fulfillment of contractual offset commitments that have now been satisfied. Furthermore, we provided for estimated liabilities and legal costs incurred in connection with a contract dispute.

    Legal costs, estimated settlements and estimated liabilities for the legal matters referred to in the two immediately preceding paragraphs had an adverse effect on the results of operations for the three months ended March 25, 2006 of approximately $2.7 million.

    Selling, general and administrative expenses for the three months ended March 25, 2006 were $25.4 million or 21.2% of net sales compared to $20.3 million or 17.4% of net sales for the comparable prior year period ended March 26, 2005. The increase is attributable to the three acquisitions made in 2005, the aforementioned legal matters and the effect of the implementation of Financial Accounting Standards Board Statement No. 123(R), Accounting for Stock-Based Compensation, (FAS 123(R)). In addition, there were some continued start-up costs for an undersea warfare operation in Panama City, Florida. Intangible asset amortization also increased slightly due to the acquisitions of EVI and Fiber Innovations made in 2005. We expect to complete the allocation of the purchase price of NexGen in the second quarter, at which time we will recognize additional intangible asset amortization expense.


    With respect to FAS 123(R), the remaining compensation cost in 2006 related to non-vested stock options is less than $0.1 million. Prior to adoption of FAS 123(R) as of January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized and pro-forma disclosure information was provided. In 2006, we only issued options to Directors, which when issued were 100% vested and therefore accounted for most of the $0.9 million of expense recorded in the first quarter.

    Research and development expense for the three months ended March 25, 2006 decreased to $3.2 million or 2.7% of net sales from $4.4 million or 3.8% of net sales for the three months ended March 26, 2005, during which there was higher than usual spending on electronic force protection and aircraft armament systems.

    Interest expense, net of interest income, for the three months ended March 25, 2006 decreased to $1.4 million from $1.7 million to the three months ended March 26, 2005 due to a higher average cash balance for the first three months of 2006 compared to 2005. Interest expense for the three months ended March 25, 2006 is associated primarily with our 4.0% Convertible Subordinated Notes ("Notes") due 2025 and issued in November 2005. Also, included in interest expense is the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     The income tax benefit for the three months ended March 25, 2006 reflects an estimated annual effective tax rate of 43% compared with 42% for the three months ended March 26, 2005.

    For the three months ended March 25, 2006, we incurred a net loss of $0.9 million or $0.05 per common share on 18.0 million shares. Since there was a net loss, the basic and diluted results are the same. For the three months ended March 26, 2005, net earnings were $2.9 million or $0.16 per diluted common share on 18.2 million diluted shares.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

    Cash and cash equivalents increased 8.1% to $117.5 million at March 25, 2006 from $108.7 million at December 31, 2005. This increase was due primarily to cash provided by operations of $14.0 million. This was partially offset by $5.0 million used for capital expenditures and $0.6 million for the payment of common share dividends.

    Accounts receivable decreased 11.2% to $168.0 million at March 25, 2006 from $189.2 million at December 31, 2005 due to collections of billed receivables. At March 25, 2006 approximately 74% of billed receivables are in the under-60 days aging category.

    Inventories increased 25.6% to $71.0 million at March 25, 2006 from $56.6 million at December 31, 2005 due primarily to the work-in-progress on several programs and the delays in milestone achievements which would have generated sales and reduced inventories.

    The note receivable of $7.0 million at March 25, 2006 relates to the sale of our facility in Deer Park in 2003. The Deer Park facility note was due on October 9, 2005 or the date EDO achieves "Material Closure" defined as the investigation, assessment and remediation of an Environmental Condition sufficient to not cause any material interference with the Buyer's ability to develop, construct, finance or lease the Premises. We believe that this note is currently due, but it has not yet been collected; however, we see no reason to change its current classification.

    In the three months ended March 25, 2006, capital expenditures were $5.0 million. This compares to $6.5 million for the three months ended March 26, 2005. In the first quarter of 2005, the higher expenditures were attributable to new facility capital for our Antenna Products business unit which was relocated to a new leased facility, as well as expansion and upgrades at several other facilities.

FINANCING ACTIVITIES

Credit Facility

    In November 2005, we entered into a $300 million credit facility which replaced our expiring $200 million credit facility. The new credit facility is a five-year facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2010.

    The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to $300 million which includes a swing loan facility with a sublimit of $20 million and a letter of credit facility with a sublimit of $100 million. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At March 25, 2006, LIBOR was approximately 4.82% and the applicable adjustment to LIBOR was 1.5%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

    There were no direct borrowings outstanding under the credit facility at March 25, 2006 nor at December 31, 2005. Letters of credit outstanding at March 25, 2006 pertaining to the credit facility were $42.3 million, resulting in $257.7 million available for borrowings.

    In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of March 25, 2006, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

    In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable was $2.9 million at March 25, 2006. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of March 25, 2006, there had been no such conversions.

Shelf Registration

    At March 25, 2006, our remaining capacity under the universal shelf registration statement that became effective in January 2004, was approximately $298.8 million.

    We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and funding of our pension and post-retirement benefit obligations. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, actively seek candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

COMMITMENTS AND CONTINGENCIES

    In order to aggregate all commitments and contractual obligations as of March 25, 2006, we have included the following table. We are obligated under building and equipment leases expiring between 2006 and 2019. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.


                                                                              PAYMENTS DUE IN (IN MILLIONS):
                                                                              ------------------------------
                                                                                                                       2011 AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:       TOTAL        2006        2007         2008       2009         2010        BEYOND
----------------------------------------       -----        ----        ----         ----       ----         ----        ------
Note payable..............................    $    7.0     $   2.0     $   2.0     $   3.0     $    --     $     --     $     --

4.0% Convertible Subordinated Notes due
  2025 (1)................................    $  201.2          --          --          --          --           --     $  201.2

Operating leases..........................    $  134.5        12.6        16.1        15.6        15.5         14.3         60.4

Letters of credit.........................    $   42.3        12.6        19.0          --        10.2           --          0.5

Projected pension contributions...........    $   23.0         6.0         6.0         6.0         5.0           --           --

Advance payment and performance bonds.....    $    1.9         0.2          --          --         1.7           --           --
                                              --------     -------     -------       -----     -------     --------     --------

Total                                         $  409.9     $  33.4     $  43.1       $24.6     $  32.4     $   14.3     $  262.1
                                              ========     =======     =======       =====     =======     ========     ========

(1) Excludes interest

    Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

    Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions are unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, certain legal matters did have a material adverse effect on results of operations for this quarter as noted above under Results of Operations.

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

BACKLOG

    The funded backlog of unfilled orders at March 25, 2006 increased to $585.5 million from $558.7 million at December 31, 2005. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

    Achievement of margins on sales, earnings, cash flow, adequate liquidity and sufficient capital can be affected by: unanticipated technical problems; government termination of contracts for convenience; decline in expected levels of sales; underestimation of anticipated costs on specific programs; the ability to effect acquisitions; and risks inherent in integrating recent acquisitions into our overall structure.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

    As of the end of the period covered by this Quarterly Report on Form 10-Q the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Chief Executive Officer and the Chief Financial Officer, as well the audit committee of the Board of Directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

    The Company's conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Nexgen Communications LLC, Fiber Innovations, Inc. and EVI Technology, LLC, (the "2005 acquisitions").

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






                          PART II -- OTHER INFORMATION

ITEM 1A.  RISK FACTORS

    The risk factor under the heading "The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our operating results." should be reworded as follows: One of our key strategies is to pursue selective acquisitions. We review and actively pursue possible acquisitions on a continuous basis. Our acquisition strategy may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations. Moreover, any acquisition could involve other risks, including:

    -   diversion of management's attention from existing operations;

    -   potential loss of key employees or customers of acquired companies; and

    -     exposure to unforeseen liabilities of acquired companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1* Amendment No. 1, dated March 6, 2006, to the Credit Agreement dated as of November 4, 2005.

10.2* Amendment No. 2, dated April 24, 2006, to the Credit Agreement dated as of November 4, 2005.

10.3* Retainer agreement between EDO UK LTD and Robert Walmsley dated April 1, 2006.

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

* Filed herewith.

(b) REPORTS ON FORM 8-K

              The following report on Form 8-K was filed during the three months ended March 25, 2006:

                    DATE OF REPORT                                         ITEMS REPORTED
            -------------------------------      --------------------------------------------------------------------
                  February 1, 2006               Officers' Change in Control Agreements were extended on January
                                                 27, 2006 to December 31, 2006.
                  February 23, 2006              Earnings release dated February 23, 2006, announcing financial results for the quarter and year ended December 31, 2005.




                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                             EDO CORPORATION (Registrant)


                                             By:   /s/ FREDERIC B. BASSETT
                                                   -----------------------
Dated: April 27, 2006                                 Frederic B. Bassett
                                             Vice President Finance, Treasurer
                                             and Chief Financial Officer