Form 10-Q
period 2006-06-24
EDO CORP
filed 2006-07-31
CIK 31617

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2006

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

[ ] Yes   [X] No

     The number of shares of EDO common stock outstanding as of July 28, 2006 was 20,357,481 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION
   ITEM 1  Financial Statements .........................................     3
           Consolidated Balance Sheets - June 24, 2006 (unaudited) and
              December 31, 2005 .........................................     3
           Consolidated Statements of Earnings - (unaudited)
              Three months ended June 24, 2006 and June 25, 2005 ........     4
           Consolidated Statements of Earnings - (unaudited)
              Six months ended June 24, 2006 and June 25, 2005 ..........     5
           Consolidated Statements of Cash Flows - (unaudited)
              Six months ended June 24, 2006 and June 25, 2005 ..........     6
           Notes to Consolidated Financial Statements (unaudited) .......     7
   ITEM 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................    17
   ITEM 3  Quantitative and Qualitative Disclosures about Market Risk ...    25
   ITEM 4  Controls and Procedures ......................................    25

PART II OTHER INFORMATION
   ITEM 1A Risk Factors
   ITEM 4  Submission of Matters to a Vote of Security Holders ..........    25
   ITEM 6  Exhibits and Reports on Form 8-K .............................    26

SIGNATURE PAGE ..........................................................    26

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               JUNE 24,    DECEMBER 31,
                                                                 2006          2005
                                                             -----------   ------------
                                                             (UNAUDITED)
                                                                   (IN THOUSANDS)
                                         ASSETS

Current assets:
   Cash and cash equivalents .............................    $109,092       $108,731
   Accounts receivable, net ..............................     168,015        189,190
   Inventories ...........................................      70,761         56,567
   Deferred income tax asset, net ........................       9,090          8,946
   Notes receivable ......................................       7,000          7,100
   Prepayments and other .................................      13,159          3,809
                                                              --------       --------
      Total current assets ...............................     377,117        374,343
                                                              --------       --------
Property, plant and equipment, net .......................      52,013         49,574
Goodwill .................................................     149,419        152,347
Other intangible assets, net .............................      58,211         55,925
Deferred income tax asset, net ...........................      27,300         29,637
Other assets .............................................      25,217         25,573
                                                              --------       --------
                                                              $689,277       $687,399
                                                              ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................    $ 23,247       $ 33,111
   Accrued liabilities ...................................      49,598         52,126
   Contract advances and deposits ........................      45,405         42,244
   Note payable ..........................................       2,000          2,000
                                                              --------       --------
      Total current liabilities ..........................     120,250        129,481
                                                              --------       --------
Income taxes payable .....................................       6,513          6,513
Note payable, long-term debt .............................       5,000          5,000
Long-term debt ...........................................     201,250        201,250
Post-retirement benefits obligations .....................     104,268        103,815
Environmental obligation .................................       1,386          1,392
Other long-term liabilities ..............................          48             55
Shareholders' equity:
   Preferred shares, par value $1 per share, authorized
      500,000 shares .....................................          --             --
   Common shares, par value $1 per share, authorized
      50,000,000 shares, 20,470,095 issued in 2006 and
      20,305,815 issued in 2005 ..........................      20,470         20,306
   Additional paid-in capital ............................     168,636        167,219
   Retained earnings .....................................     124,331        120,103
   Accumulated other comprehensive loss, net of income tax
      benefit (32,496 in 2006 and 32,711 in 2005) ........     (46,762)       (47,072)
   Treasury shares at cost (112,614 shares in 2006 and
      111,317 shares in 2005) ............................      (1,950)        (1,868)
   Unearned Employee Stock Ownership Plan shares .........     (14,163)       (14,789)
   Deferred compensation under Long-Term Incentive Plan ..          --         (3,866)
   Management group receivables ..........................          --           (140)
                                                              --------       --------
      Total shareholders' equity .........................     250,562        239,893
                                                              --------       --------
                                                              $689,277       $687,399
                                                              ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         FOR THE THREE MONTHS ENDED
                                                         --------------------------
                                                            JUNE 24,   JUNE 25,
                                                              2006       2005
                                                            --------   --------
                                                                 (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
NET SALES ............................................      $152,398   $156,112
COSTS AND EXPENSES
   Cost of sales .....................................       119,657    118,360
   Selling, general and administrative ...............        23,903     20,014
   Research and development ..........................         3,006      3,994
   Environmental cost provision, Deer Park facility ..            --      1,250
                                                            --------   --------
                                                             146,566    143,618
                                                            --------   --------
OPERATING EARNINGS ...................................         5,832     12,494
NON-OPERATING INCOME (EXPENSE)
   Interest income ...................................         1,101        294
   Interest expense ..................................        (2,237)    (2,274)
   Other, net ........................................          (111)       (15)
                                                            --------   --------
                                                              (1,247)    (1,995)
                                                            --------   --------
   Earnings before income taxes ......................         4,585     10,499
   Income tax benefit (expense) ......................         1,686     (4,410)
                                                            --------   --------
   NET EARNINGS ......................................      $  6,271   $  6,089
                                                            ========   ========
   NET EARNINGS PER COMMON SHARE:
   Basic: ............................................      $   0.35   $   0.34
                                                            ========   ========
   Diluted: ..........................................      $   0.30   $   0.31
                                                            ========   ========
Weighted-average common shares outstanding:
   Basic .............................................        18,099     18,065
                                                            ========   ========
   Diluted ...........................................        24,467     22,741
                                                            ========   ========
   Dividends declared per common share ...............      $   0.03   $   0.03
                                                            ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                         FOR THE SIX MONTHS ENDED
                                                         ------------------------
                                                           JUNE 24,   JUNE 25,
                                                             2006       2005
                                                           --------   --------
                                                                (UNAUDITED)
                                                           (IN THOUSANDS, EXCEPT
                                                             PER SHARE AMOUNTS)
NET SALES ............................................     $272,107   $272,620
COSTS AND EXPENSES
   Cost of sales .....................................      210,901    203,414
   Selling, general and administrative ...............       49,261     40,302
   Research and development ..........................        6,212      8,412
   Environmental cost provision, Deer Park facility ..           --      1,250
                                                           --------   --------
                                                            266,374    253,378
                                                           --------   --------
OPERATING EARNINGS ...................................        5,733     19,242
NON-OPERATING INCOME (EXPENSE)
   Interest income ...................................        2,122        795
   Interest expense ..................................       (4,661)    (4,465)
   Other, net ........................................         (257)       (60)
                                                           --------   --------
                                                             (2,796)    (3,730)
                                                           --------   --------
Earnings before income taxes .........................        2,937     15,512
Income tax benefit (expense) .........................        2,395     (6,515)
                                                           --------   --------
NET EARNINGS .........................................     $  5,332   $  8,997
                                                           ========   ========
NET EARNINGS PER COMMON SHARE:
   Basic .............................................     $   0.30   $   0.50
                                                           ========   ========
   Diluted ...........................................     $   0.29   $   0.49
                                                           ========   ========
Weighted-average common shares outstanding:
   Basic .............................................       18,055     17,998
                                                           ========   ========
   Diluted ...........................................       18,538     22,690
                                                           ========   ========
   Dividends declared per common share ...............     $   0.06   $   0.06
                                                           ========   ========

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE SIX MONTHS ENDED
                                                                              ------------------------
                                                                                JUNE 24,     JUNE 25,
                                                                                  2006         2005
                                                                               -----------   --------
                                                                               (UNAUDITED)
                                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
   Earnings from operations ...............................................     $  5,332     $  8,997
   Adjustments to earnings to arrive at cash provided (used) by operations:
      Depreciation ........................................................        5,736        4,942
      Amortization ........................................................        3,414        2,621
      Bad debt (recovery) expense .........................................          (68)         824
      Deferred tax provision ..............................................           15          113
      Loss on disposal of property, plant and equipment ...................           33           --
      Long-Term Incentive Plan compensation expense .......................        1,599          866
      Stock option compensation expense ...................................          877           --
      Environmental cost provision, Deer Park facility ....................           --        1,250
      Employee Stock Ownership Plan compensation expense ..................        2,335        2,550
      Dividends on unallocated Employee Stock Ownership Plan shares .......          116          128
      Common shares issued for directors' fees ............................          110           98
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Accounts receivable ..............................................       21,243      (13,994)
         Inventories ......................................................      (14,194)     (21,616)
         Prepayments and other assets .....................................       (8,655)       1,929
         Accounts payable, accrued liabilities and other ..................      (11,142)        (638)
         Contract advances and deposits ...................................        3,161        4,043
                                                                                --------     --------
Cash provided (used) by operations ........................................        9,912       (7,887)
                                                                                --------     --------
INVESTING ACTIVITIES:
   Settlement of purchase price on 2005 acquisitions ......................         (800)          --
   Purchase of plant and equipment ........................................       (8,841)     (13,089)
   Payments received on notes receivable ..................................          100          150
   Cash paid for acquisitions, net of cash acquired .......................           --      (35,072)
                                                                                --------     --------
Cash used by investing activities .........................................       (9,541)     (48,011)
                                                                                --------     --------
FINANCING ACTIVITIES:
   Proceeds from exercise of stock options ................................          741          593
   Excess income tax benefit from stock options and Long-Term
      Incentive Plan ......................................................          329          435
   Proceeds from management group receivables .............................          140           --
   Repayments of acquired debt ............................................           --       (4,877)
   Payment of common share cash dividends .................................       (1,220)      (1,209)
                                                                                --------     --------
Cash used by financing activities .........................................          (10)      (5,058)
                                                                                --------     --------
Net increase (decrease) in cash and cash equivalents ......................          361      (60,956)
Cash and cash equivalents at beginning of year ............................      108,731       98,884
                                                                                --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................     $109,092     $ 37,928
                                                                                ========     ========
Supplemental disclosures:
   Cash paid for:
      Interest ............................................................     $  3,891     $  3,617
                                                                                ========     ========
      Income taxes ........................................................     $ 10,838     $  7,393
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

     Certain reclassifications have been made to prior year's presentations to conform to current year's presentations.

(2)  ACQUISITIONS

     On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC (NexGen), a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened EDO's fast-growing position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes. During the second quarter of 2006, the purchase price for NexGen was finalized and resulted in an additional cash payment of $0.4 million.

     On September 19, 2005, the Company acquired for cash all of the stock of Fiber Innovations, Inc., (Fiber Innovations) a privately-held company that is a designer and manufacturer of fiber reinforced-composites. This acquisition has added important complementary design and manufacturing capabilities to EDO's integrated-composite-structures business. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired related to Fiber Innovations is not deductible for income tax purposes. During the first quarter of 2006, the purchase price for Fiber Innovations was finalized and resulted in an additional cash payment of $0.4 million.

     On May 2, 2005, the Company acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible asset is deductible for income tax purposes over 15 years.

(3)  STOCK-BASED COMPENSATION

     The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP) and the 2002 Non-Employee Director Stock Option Plan (NEDSOP). These plans are described in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Financial Accounting Standard Board (FASB) Statement No. 123, "Accounting for Stock-based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no employee compensation expense was recognized in the Statement of Earnings. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (FAS 123(R)), Share-Based Payment, using the modified prospective transition method. Under this method, compensation cost recognized in the six months ended June 24, 2006 includes: (a) compensation cost for all options granted prior to January 1, 2006, but not yet vested, based on the fair value on the grant date and (b) compensation cost for all options granted to Directors under the NEDSOP subsequent to January 1, 2006, which are 100% vested on the date of grant. Results of prior periods are not required to be restated.

     As a result of adopting Statement 123(R) on January 1, 2006, the company's income before income taxes and net income for the six months ended June 24, 2006, are $0.9 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended June 24, 2006 are $0.03 and $0.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion 25.

     Prior to the adoption of FAS 123(R), the Company presented all excess tax benefits of deductions resulting from the exercise of stock options as an operating cash flow in the Statement of Cash Flows. FAS 123(R) requires that this excess tax benefit now be classified as a financing cash flow. For the six months ended June 24, 2006 the $0.3 million excess tax benefit classified as a financing cash flow would have been classified as an operating cash flow if the Company had not adopted FAS 123(R).

     During the six months ended June 24, 2006, the Company only granted options to its Board of Directors, which when issued were 100% vested. The Company estimated the fair value of the 2006 stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted are as follows: expected dividend yield of 1%, risk free interest rate of 4.3%, expected volatility of 44%, and an expected option life of 7 years.

     A summary of the Company's stock option activity during the six months ended June 24, 2006 is as follows:

                                                      WEIGHTED-   WEIGHTED-AVERAGE      AGGREGATE
                                                       AVERAGE        REMAINING         INTRINSIC
                                         OPTIONS       EXERCISE   CONTRACTUAL TERM        VALUE
                                     (IN THOUSANDS)     PRICE        (IN YEARS)      (IN THOUSANDS)
                                     --------------   ---------   ----------------   --------------
Outstanding on January 1, 2006....       1,045          $17.25
Options granted...................          55           27.39
Options exercised.................         (53)          13.93
Options expired/cancelled.........          (4)          13.29
                                         -----          ------
Outstanding on June 24, 2006......       1,043          $17.96          5.33             $9,976
                                         =====          ======          ====             ======
Exercisable on June 24, 2006......       1,038          $17.95          5.57             $9,933
                                         =====          ======          ====             ======

     As of June 24, 2006, the total future compensation expense related to non-vested options not yet recognized in the consolidated statement of earnings is approximately $40 thousand all of which will vest and be recognized in 2006.

     Stock based compensation expense recognized for restricted share awards was $0.7 million and $0.4 million for the three months ended June 24, 2006 and June 25, 2005, respectively. Stock based compensation expense recognized for restricted share awards was $1.6 million and $0.9 million for the six months ended June 24, 2006 and June 25, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at June 24, 2006 is approximately $5.0 million and will be recognized over a weighted-average period of 2.1 years.

     A summary of the activity of restricted shares under the Company's 2002 LTIP plan for the six months ended June 24, 2006 is as follows:

                                                       WEIGHTED-
                                                        AVERAGE
                                         SHARES       GRANT DATE
                                     (IN THOUSANDS)   FAIR PRICE
                                     --------------   ----------
Outstanding on January 1, 2006....         219          $ 27.78
Granted...........................         111            26.61
Vested............................          --               --
Forfeited/Canceled................          (5)           28.28
                                           ---          -------
Outstanding on June 24, 2006......         325          $ 27.38
                                           ===          =======

     Prior to adoption of FAS 123(R), the fair value of restricted share awards was recorded as deferred compensation expense as a separate component of shareholders equity. In accordance with FAS 123(R), the deferred compensation balance of $3.9 million at December 31, 2005 was reclassified to additional paid-in-capital. The restricted share awards cliff vest in 3 years and are subject to continued employment. If such goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

     The following table illustrates the effect on net earnings and earnings per share if, for the three and six months ended June 25, 2005, the Company had applied the fair value recognition provisions of SFAS No. 123.

                                                           THREE MONTHS   SIX MONTHS
                                                               ENDED         ENDED
                                                             JUNE 25,      JUNE 25,
                                                               2005          2005
                                                           ------------   ----------
Earnings:
   As reported .........................................      $6,089        $ 8,997
   Deferred compensation expense, net of tax ...........         277            511
   Stock option compensation expense based on fair value
      method, net of tax ...............................        (389)        (1,354)
                                                              ------        -------
   Pro forma ...........................................      $5,977        $ 8,154
                                                              ======        =======
Basic earnings per common share:
   As reported .........................................      $ 0.34        $  0.50
   Pro forma ...........................................      $ 0.33        $  0.45
Diluted earnings per common share:
   As reported .........................................      $ 0.31        $  0.49
   Pro forma ...........................................      $ 0.31        $  0.44
                                                              ======        =======

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

     The changes in the carrying amount of goodwill by segment for the six months ended June 24, 2006 are as follows:

                                  ENGINEERED
                                    SYSTEMS      ELECTRONIC
                                      AND        SYSTEMS AND
                                   SERVICES    COMMUNICATIONS     TOTAL
                                  ----------   --------------   --------
                                              (IN THOUSANDS)
Balance as of January 1, 2006..     $43,846       $108,501      $152,347
Purchase price adjustments.....         328         (3,256)       (2,928)
                                    -------       --------      --------
Balance as of June 24, 2006....     $44,174       $105,245      $149,419
                                    =======       ========      ========

     Summarized below are intangible assets:

                                                                    JUNE  24,   DECEMBER 31,
                                                                       2006         2005          LIFE
                                                                    ---------   ------------   ----------
                                                                                (IN THOUSANDS)
Intangible assets subject to amortization:
   Capitalized non-compete agreements related to acquisitions.      $  2,888      $  3,118     1-5 years
   Purchased technologies related to acquisitions................     23,002        21,103     8-25 years
   Customer contracts and relationships related to acquisitions..     49,498        45,698     6-20 years
   Tradename related to acquisitions.............................      2,069         2,069     5-10 years
                                                                    --------      --------
                                                                      77,457        71,988
      Less accumulated amortization..............................    (19,646)      (16,463)
                                                                    --------      --------
                                                                    $ 57,811      $ 55,525
                                                                    --------      --------
Intangible assets not subject to amortization:
   Tradename related to acquisitions.............................        400           400
                                                                    --------      --------
                                                                    $ 58,211      $ 55,925
                                                                    ========      ========

     The amortization expense for the three months ended June 24, 2006 and June 25, 2005 amounted to $1.8 million and $1.3 million, respectively. The amortization expense for the six months ended June 24, 2006 and June 25, 2005 amounted to $3.4 million and $2.6 million, respectively. Total remaining amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter related to these intangible assets is estimated to be $3.4 million, $6.8 million, $6.1 million, $6.0 million, $5.3 million and $30.2 million, respectively.

(5) INVENTORIES

     Inventories are summarized by major classification as follows:

                                             JUNE 24,   DECEMBER 31,
                                               2006         2005
                                             --------   ------------
                                                  (IN THOUSANDS)
Raw material and supplies................    $ 11,715     $11,976
Work-in-process...........................     70,587      49,829
Finished goods............................      1,861       1,690
   Less: Unliquidated progress payments...    (13,402)     (6,928)
                                             --------     -------
                                             $ 70,761     $56,567
                                             ========     =======

(6) INCOME TAXES

     In the second quarter of 2006, we recorded an income tax benefit of $3.7 million due to the reversal of income tax contingency reserves related to the resolution of an outstanding tax matter.

(7) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                   FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                           ENDED                 ENDED
                                                   --------------------   -------------------
                                                    JUNE 24,   JUNE 25,   JUNE 24,   JUNE 25,
                                                      2006       2005       2006       2005
                                                    --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Numerator:
   Earnings for basic and diluted calculation...     $ 6,271    $ 6,089    $ 5,332    $ 8,997
   Effect of dilutive securities:
      Convertible notes.........................       1,187      1,067         --      2,134
                                                     -------    -------    -------    -------
   Numerator for diluted calculation............     $ 7,458    $ 7,156    $ 5,332    $11,131
                                                     =======    =======    =======    =======
Denominator:
   Denominator for basic calculation............      18,099     18,065     18,055     17,998
   Effect of dilutive securities:
      Stock options.............................         483        268        483        284
      Convertible notes.........................       5,886      4,408         --      4,408
                                                     -------    -------    -------    -------
   Denominator for diluted calculation..........      24,468     22,741     18,538     22,690
                                                     =======    =======    =======    =======

     The assumed conversion of the notes was anti-dilutive for the six months ended June 24, 2006.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                          FOR THE SIX MONTHS
                                                 ENDED
                                          -------------------
                                          JUNE 24,   JUNE 25,
                                            2006       2005
                                          --------   --------
4.00% Convertible Subordinated Notes...     5,586        --
Unexercised stock options..............       129        67
                                            -----       ---
                                            5,715        67
                                            =====       ===

(8) DEFINED BENEFIT PLAN

     The Company maintains a qualified noncontributory defined benefit pension plan covering less than half of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

     For the three months ended June 24, 2006 and June 25, 2005, the Company recorded pension expense of $1.2 million and $1.1 million, respectively. For the six months ended June 24, 2006 and June 25, 2005, the Company recorded pension expense of $2.4 million and $2.1 million, respectively. Summarized below are the components of the expense for each period presented.

                                           FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                           --------------------------   ------------------------
                                               JUNE 24,   JUNE 25,         JUNE 24,   JUNE 25,
                                                 2006       2005             2006       2005
                                               --------   --------         --------   -------
                                                               (IN THOUSANDS)
Interest cost...........................       $ 3,038    $ 3,088          $ 6,077    $ 6,177
Expected return on plan assets..........        (3,209)    (3,181)          (6,419)    (6,362)
Amortization of unrecognized net loss...         1,365      1,162            2,730      2,324
                                               -------    -------          -------    -------
                                               $ 1,194    $ 1,069          $ 2,388    $ 2,139
                                               =======    =======          =======    =======

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

(10) COMPREHENSIVE INCOME

     As of June 24, 2006, accumulated other comprehensive income included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended June 24, 2006 was $6.5 million compared to comprehensive income for the three months ended June 25, 2005 of $6.4 million. Comprehensive income for the six months ended June 24, 2006 was $5.6 million compared to comprehensive income for the six months ended June 25, 2005 of $9.2 million.

(11) BUSINESS SEGMENTS

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

                                                   FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                   --------------------------   ------------------------
                                                      JUNE 24,   JUNE 25,         JUNE 24,   JUNE 25,
                                                        2006       2005             2006       2005
                                                      --------   --------         --------   --------
                                                                       (IN THOUSANDS)
Net Sales:
Engineered Systems & Services ..................       $62,164    $61,638         $121,430   $112,661
Electronic Systems & Communications ............        90,234     94,474          150,677    159,959
                                                       -------    -------         --------   --------
                                                       152,398    156,112          272,107    272,620
                                                       -------    -------         --------   --------
Operating earnings:
Engineered Systems & Services ..................       $ 1,589    $ 2,396         $  3,217   $  6,163
Electronic Systems & Communications ............         4,243     11,348            2,516     14,329
Environmental cost provision, Deer Park facility
                                                            --     (1,250)              --     (1,250)
                                                       -------    -------         --------   --------
                                                         5,832     12,494            5,733     19,242
                                                       -------    -------         --------   --------
Net interest expense ...........................        (1,136)    (1,980)          (2,539)    (3,670)
Other, net .....................................          (111)       (15)            (257)       (60)
                                                       -------    -------         --------   --------
Earnings before income taxes ...................       $ 4,585    $10,499         $  2,937   $ 15,512
                                                       =======    =======         ========   ========

(12) RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

(13) SUBSEQUENT EVENTS

     On July 26, 2006 the Company entered into an agreement to acquire CAS, Inc
(CAS), a privately-held company that provides engineering services, logistic support and weapons-systems analysis to the Department of Defense (DOD).

     The agreed purchase price consists of (i) a cash component of $170.7 million payable at closing, (ii) the issuance of the Company's common shares valued at $4.9 million, and (iii) retention payments to certain key employees in the amount of $10 million to be paid over a three-year period. The source of funds for the acquisition is a combination of the Company's available cash, as well as advances under its existing credit facility. The transaction is subject to certain conditions, including applicable regulatory approval. The acquisition is expected to close in September 2006.

     On July 26, 2006 the Company entered into an agreement to acquire Impact Science & Technology Inc (IST), a privately-held company that provides Signals Intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the DOD and other government agencies.

     The agreed purchase price consists of (i) a cash component of $106 million payable at closing, (ii) a promissory note in the amount of $18 million to be paid over three years, and (iii) retention payments to certain senior managers in the form of restricted common shares valued at approximately $9 million. The source of funds for the acquisition is a combination of the Company's available cash, as well as advances under its existing credit facility. The transaction is subject to certain conditions, including applicable regulatory approval. The acquisition is expected to close in September 2006.

(14) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at June 24, 2006 and December 31, 2005 and for the three and six month periods ended June 24, 2006 and June 25, 2005. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 24, 2006
(IN THOUSANDS)

                                          EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents              $102,193     $    520       $ 6,379             --      $109,092
Accounts receivable, net                 56,187      108,725         3,103             --       168,015
Inventories                              13,389       53,856         3,516             --        70,761
Deferred income tax asset, net            9,090           --            --             --         9,090
Notes receivable                          7,000           --            --             --         7,000
Prepayments and other                    11,125        1,807           227             --        13,159
                                       --------     --------       -------      ---------      --------
Total current assets                    198,984      164,908        13,225             --       377,117
Investment in subsidiaries              330,850           --            --       (330,850)           --
Property, plant and equipment, net       26,577       21,992         3,444             --        52,013
Goodwill                                     --      140,709         8,710             --       149,419
Other intangible assets, net                 --       47,094        11,117             --        58,211
Deferred income tax asset, net           29,637       (2,337)           --             --        27,300
Other assets                             23,440        1,777            --             --        25,217
                                       --------     --------       -------      ---------      --------
                                       $609,488     $374,143       $36,496      $(330,850)     $689,277

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
Accounts payable and accrued
   liabilities                         $ 27,791     $ 41,199      $ 3,855              --    $ 72,845
Contract advances and deposits           13,764       31,641           --              --      45,405
Notes payable                             2,000           --           --              --       2,000
                                       --------     --------      -------       ---------    --------
Total current liabilities                43,555       72,840        3.855              --     120,250
Income taxes payable                      6,513           --           --              --       6,513
Deferred income taxes                    (2,870)       2,497          373              --          --
Note payable, long-term                   5,000           --           --              --       5,000
Long-term debt                          201,250           --           --              --     201,250
Post retirement benefits
   obligations                          104,268           --           --              --     104,268
Environmental obligation                  1,386           --           --              --       1,386
Other long-term liabilities                  48           --           --              --          48
Intercompany accounts                        --      188,999       25,344        (214,343)         --
Shareholders' equity:
Preferred shares                             --           --           --              --          --
Common shares                            20,470           98           --             (98)     20,470
Additional paid-in capital              168,636       25,221        6,418         (31,639)    168,636
Retained earnings                       124,331       88,554          268         (88,822)    124,331
Accumulated other comprehensive
   loss, net of income tax benefit      (46,986)         (14)         238              --     (46,762)
Treasury shares                          (1,950)      (4,052)          --           4,052      (1,950)
Unearned ESOP shares                    (14,163)          --           --              --     (14,163)
                                       --------     --------      -------       ---------    --------
Total shareholders' equity              250,338      109,807        6,924        (116,507)    250,562
                                       --------     --------      -------       ---------    --------
                                       $609,488     $374,143      $36,496       $(330,850)   $689,277
                                       ========     ========      =======       =========    ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
JUNE 24, 2006
(IN THOUSANDS)

                                          EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
Net Sales                               $50,353     $98,885        $6,057        $(2,897)      $152,398
Costs and expenses:
Cost of sales                            42,355      76,317         3,882         (2,897)       119,657
Selling, general and administrative       4,185      17,816         1,902             --         23,903
Research and development                    933       1,982            91             --          3,006
                                        -------     -------        ------        -------       --------
                                         47,473      96,115         5,875         (2,897)       146,566
                                        -------     -------        ------        -------       --------
Operating Earnings                        2,880       2,770           182             --          5,832
Non-operating income (expense)
Interest income                           1,048          --            53             --          1,101
Interest expense                         (2,255)         18            --             --         (2,237)
Other, net                                   (6)        (66)          (39)            --           (111)
                                        -------     -------        ------        -------       --------
                                         (1,213)        (48)           14             --         (1,247)
Earnings before income taxes              1,667       2,722           196             --          4,585
Income tax benefit (expense)              3,439      (1,614)         (139)            --          1,686
                                        -------     -------        ------        -------       --------
Earnings after income taxes               5,106       1,108            57             --          6,271
Equity in undistributed earnings of
   subsidiaries                           1,165          --            --         (1,165)            --
                                        -------     -------        ------        -------       --------
Net earnings                            $ 6,271     $ 1,108        $   57        $(1,165)      $  6,271
                                        =======     =======        ======        =======       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE
SIX MONTHS ENDED
JUNE 24, 2006
(IN THOUSANDS)

                                         EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
Net Sales                              $  97,340    $ 167,971     $ 12,411      $  (5,615)     $ 272,107
Costs and expenses:
Cost of sales                             81,190      127,026        8,300         (5,615)       210,901
Selling, general and administrative        9,693       34,958        4,610             --         49,261
Research and development                   1,815        4,119          278             --          6,212
                                       ---------    ---------     --------      ---------      ---------
                                          92,698      166,103       13,188         (5,615)       266,374
                                       ---------    ---------     --------      ---------      ---------
Operating Earnings (loss)                  4,642        1,868         (777)            --          5,733

Interest income                           2,015           --           107             --         2,122
Interest expense                         (4,695)          34            --             --        (4,661)
Other, net                                  (22)        (152)          (83)            --          (257)
                                      ---------    ---------      --------      ---------     ---------
                                         (2,702)        (118)           24             --        (2,796)
Earnings (loss) before income taxes       1,940        1,750          (753)            --         2,937
Income tax benefit (expense)              4,544       (2,217)           68             --         2,395
                                      ---------    ---------      --------      ---------     ---------
Earnings (loss) after income taxes        6,484         (467)         (685)            --         5,332
Equity in undistributed earnings of
   subsidiaries                          (1,152)          --            --          1,152            --
                                      ---------    ---------      --------      ---------     ---------
Net earnings (loss)                   $   5,332    $    (467)     $   (685)     $   1,152     $   5,332
                                      =========    =========      ========      =========     =========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 24, 2006
(IN THOUSANDS)

                                         EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
OPERATING ACTIVITIES:

Earnings (loss) from continuing
   operations                          $  5,332     $   (467)      $ (685)        $ 1,152      $  5,332
Adjustments to earnings (loss) to
   arrive at cash provided by
   continuing operations:
Depreciation                              2,444        2,839          453              --         5,736
Amortization                                 --        2,914          500              --         3,414
Deferred tax provision                      389         (374)          --              --            15
Bad debt recovery                           (68)          --           --              --           (68)
Loss on sale of property, plant and
   equipment                                 22           11           --              --            33
Long-Term Incentive Plan
   compensation expense                   1,599           --           --              --         1,599
Stock option compensation expense           877           --           --              --           877
Employee Stock Ownership Plan
   compensation expense                   2,335           --           --              --         2,335
Dividends on unallocated Employee
   Stock Ownership Plan shares              116           --           --              --           116
Common shares issued for directors'
   fees                                     110           --           --              --           110
Changes in operating assets and
   liabilities, excluding effects
   of acquisitions:
Equity in earnings of subsidiaries        1,152           --           --          (1,152)           --
Intercompany                            (13,978)      13,405          573              --            --
Accounts receivable                      12,484        8,439          320              --        21,243
Inventories                               3,899      (17,709)        (384)             --       (14,194)
Prepayments and other assets             (7,180)      (1,582)         107              --        (8,655)
Accounts payable, accrued
   liabilities and other                 (9,620)      (2,234)         712              --       (11,142)
Contract advances and deposits            7,644       (4,483)          --              --         3,161
                                       --------     --------       ------         -------      --------
Cash provided by operations               7,557          759        1,596              --         9,912
                                       --------     --------       ------         -------      --------

INVESTING ACTIVITIES:

Settlement of purchase price on
   2005 acquisitions                       (800)          --           --              --          (800)
Purchase of plant and equipment          (3,721)      (4,471)        (649)             --        (8,841)
Payments received on notes
   receivable                               100           --           --              --           100
                                       --------     --------       ------         -------      --------
Cash used by investing activities        (4,421)      (4,471)        (649)             --        (9,541)
                                       --------     --------       ------         -------      --------

FINANCING ACTIVITIES:

Proceeds from exercise of stock
   options                                  741           --           --              --           741
Excess income tax benefit from
   stock options and
   Long-Term Incentive Plan                 329           --           --              --           329
Proceeds from management group
   receivables                              140           --           --              --           140
Payment of common share cash
   dividends                             (1,220)          --           --              --        (1,220)
                                       --------     --------       ------         -------      --------
Cash used by financing activities           (10)          --           --              --           (10)
                                       --------     --------       ------         -------      --------
Net increase (decrease) in cash and
   cash equivalents                       3,126       (3,712)         947              --           361
Cash and cash equivalents at
   beginning of year                     99,067        4,232        5,432              --       108,731
                                       --------     --------       ------         -------      --------
Cash and cash equivalents at end of
   period                              $102,193     $    520       $6,379         $    --      $109,092
                                       ========     ========       ======         =======      ========

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
(IN THOUSANDS)

                                         EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
ASSETS

Current assets:

Cash and cash equivalents              $ 99,067     $  4,232       $ 5,432             --      $108,731
Accounts receivable, net                 68,603      117,164         3,423             --       189,190
Inventories                              17,288       36,147         3,132             --        56,567
Deferred income tax asset, net            8,946           --            --             --         8,946
Notes receivable                          7,358         (258)           --             --         7,100
Prepayments and other                     2,037        1,438           334             --         3,809
                                       --------     --------       -------      ---------      --------
Total current assets                    203,299      158,723        12,321             --       374,343
                                       --------     --------       -------      ---------      --------

Investment in subsidiaries              317,356           --            --       (317,356)           --
Property, plant and equipment, net       25,946       20,380         3,248             --        49,574
Goodwill                                     --      143,637         8,710             --       152,347
Other intangible assets, net                 --       44,308        11,617             --        55,925
Deferred income tax asset, net           29,637           --            --             --        29,637
Other assets                             24,751          822            --             --        25,573
                                       --------     --------       -------      ---------      --------
                                       $600,989     $367,870       $35,896      $(317,356)     $687,399
                                       --------     --------       -------      ---------      --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued
   liabilities                         $ 37,942     $ 43,729       $ 3,566             --      $ 85,237
Contract advances and deposits            6,120       36,124            --             --        42,244
Notes payable                             2,000           --            --             --         2,000
                                       --------     --------       -------      ---------      --------
Total current liabilities                46,062       79,853         3,566             --       129,481
                                       --------     --------       -------      ---------      --------

Long-term debt                          201,250           --            --             --       201,250
Income taxes payable                      6,513           --            --             --         6,513
Deferred income tax liabilities,
   net                                   (3,244)       2,891           353             --            --
Post retirement benefits
   obligations                          103,815           --            --             --       103,815
Notes payable                             5,000           --            --             --         5,000
Environmental obligation                  1,392           --            --             --         1,392
Other long-term liabilities                  55           --            --             --            55
Inter-company accounts                       --      174,844        24,771       (199,615)           --

Shareholders' equity:

Preferred shares                             --           --            --             --            --
Common shares                            20,306           98            --            (98)       20,306
Additional paid-in capital              167,219       25,221         6,418        (31,639)      167,219
Retained earnings                       120,103       89,103           953        (90,056)      120,103
Accumulated other comprehensive
   loss, net of income tax benefit      (46,819)         (88)         (165)            --       (47,072)

Treasury shares                          (1,868)      (4,052)           --          4,052        (1,868)
Unearned ESOP shares                    (14,789)          --            --             --       (14,789)
Management group receivables               (140)          --            --             --          (140)

Deferred compensation under
   Long-Term Incentive Plan              (3,866)          --            --             --        (3,866)
                                       --------     --------       -------      ---------      --------
Total shareholders' equity              240,146      110,282         7,206       (117,741)      239,893
                                       --------     --------       -------      ---------      --------
                                       $600,989     $367,870       $35,896      $(317,356)     $687,399
                                       ========     ========       =======      =========      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE
THREE MONTHS ENDED
JUNE 25, 2005
(IN THOUSANDS)

                                         EDO
                                      Corporation
                                        Parent     Subsidiary
                                     Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                     ------------  ----------  --------------  ------------  ------------
Continuing Operations:

Net Sales                               $50,690      $92,941       $ 6,801        $ 5,680      $156,112
Costs and expenses:
Cost of sales                            41,914       65,971         4,795          5,680       118,360
Selling, general and administrative       3,806       14,786         1,422             --        20,014
Research and development                  1,639        2,092           263             --         3,994
Environmental cost provision, Deer
   Park                                   1,250           --            --             --         1,250
                                        -------      -------       -------        -------      --------
                                         48,609       82,849         6,480          5,680       143,618

                                       -------      -------        -----         -------       -------
Operating Earnings                       2,081       10,092          321              --        12,494
                                       -------      -------        -----         -------       -------
Non-operating income (expense)
Interest income                            246           11           37              --           294
Interest expense                        (2,274)          --           --              --        (2,274)
Other, net                                   1           29          (45)             --           (15)
                                       -------      -------        -----         -------       -------
                                        (2,027)          40           (8)             --        (1,995)
Earnings before income taxes                54       10,132          313              --        10,499
Income tax expense                        (248)      (3,981)        (181)             --        (4,410)
                                       -------      -------        -----         -------       -------
(Loss) earnings after income taxes        (194)       6,151          132              --         6,089
Equity in undistributed earnings
   of subsidiaries                       6,283           --           --          (6,283)           --
                                       -------      -------        -----         -------       -------
Net earnings                           $ 6,089      $ 6,151        $ 132         $(6,283)      $ 6,089
                                       =======      =======        =====         =======       =======

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS FOR THE
SIX MONTHS ENDED
JUNE 25, 2005
(IN THOUSANDS)

                                        EDO Corporation     Subsidiary
                                      Parent Company Only   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                      -------------------   ----------   --------------   ------------   ------------
Continuing Operations:
Net Sales                                   $86,940          $179,006       $14,205         $(7,531)       $272,620
Costs and expenses:
Cost of sales                                71,604           129,147        10,194          (7,531)        203,414
Selling, general and administrative           7,534            29,754         3,014              --          40,302
Research and development                      3,022             4,861           529              --           8,412
Environmental provision, Deer Park
   facility                                   1,250                --            --              --           1,250
                                            -------          --------       -------         -------        --------
                                             83,410           163,762        13,737          (7,531)        253,378
                                            -------          --------       -------         -------        --------
Operating Earnings                            3,530            15,244           468              --          19,242

Non-operating income (expense)
Interest income                                 709                28            58              --             795
Interest expense                             (4,465)               --            --              --          (4,465)
Other, net                                       11                23           (94)             --             (60)
                                            -------          --------       -------         -------        --------
                                             (3,745)               51           (36)             --          (3,730)
(Loss) earnings from income taxes              (215)           15,295           432              --          15,512
Income tax expense                             (133)           (6,085)         (297)             --          (6,515)
                                            -------          --------       -------         -------        --------
(loss) earnings after income taxes             (348)            9,210           135              --           8,997
Equity in undistributed earnings of
   subsidiaries                               9,345                --            --          (9,345)             --
                                            -------          --------       -------         -------        --------
Net earnings                                $ 8,997          $  9,210       $   135         $(9,345)       $  8,997
                                            =======          ========       =======         =======        ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
JUNE 25, 2005
(IN THOUSANDS)

                                            EDO Corporation     Subsidiary
                                          Parent Company Only   Guarantors   Non-Guarantors   Eliminations   Consolidated
                                          -------------------   ----------   --------------   ------------   ------------
OPERATING ACTIVITIES:
Earnings from continuing operations             $  8,997         $  9,210       $   135         $(9,345)       $  8,997
Adjustments to earnings to arrive
   at cash provided (used) by
   continuing operations:
Depreciation                                       2,291            2,386           265              --           4,942
Amortization                                          --            2,112           509              --           2,621
Deferred tax benefit                                 113               --            --              --             113
Bad debt expense                                     184              640            --              --             824
Environmental cost provision, Deer
   Park facility                                   1,250               --            --              --           1,250
Deferred compensation expense                        866               --            --              --             866
Employee Stock Ownership Plan
   compensation expense                            2,550               --            --              --           2,550
Dividends on unallocated Employee
   Stock Ownership Plan shares                       128               --            --              --             128

Common shares issued for directors'
   fees                                               98               --            --              --              98
Changes in operating assets and
   liabilities, excluding effects
   of acquisitions:
Equity in earnings of subsidiaries                (9,345)              --            --           9,345              --
Inter-company                                      6,746           (6,629)         (117)             --              --
Accounts receivable                               (4,858)         (10,481)        1,345              --         (13,994)
Inventories                                      (11,414)         (10,483)          281              --         (21,616)
Prepayments and other assets                       1,870               51             8              --           1,929
Accounts payable, accrued
   liabilities and other                          (7,202)           8,711        (2,147)             --            (638)
Contract advances and deposits                    (2,817)           6,860            --              --           4,043
                                                --------         --------       -------         -------        --------
Cash (used) provided by continuing
   operations                                    (10,543)           2,377           279              --          (7,887)
                                                --------         --------       -------         -------        --------

INVESTING ACTIVITIES:
Purchase of plant and equipment                   (8,505)          (4,541)          (43)             --         (13,089)
Payments received on notes receivable                150               --            --              --             150
Cash paid for acquisition settlements,
   net of cash acquired                          (35,072)              --            --              --         (35,072)
                                                --------         --------       -------         -------        --------
Cash used by investing activities                (43,427)          (4,541)          (43)             --         (48,011)
                                                --------         --------       -------         -------        --------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options              593               --            --              --             593
Excess Income tax benefit from stock
   options and Long-Term Incentive Plan              435               --            --              --             435
Repayment of acquired debt                        (4,877)              --            --              --          (4,877)
Payment of common share cash dividends            (1,209)              --            --              --          (1,209)
                                                --------         --------       -------         -------        --------
Cash used by financing activities                 (5,058))             --            --              --          (5,058)
                                                --------         --------       -------         -------        --------
Net (decrease) increase in cash and
   cash equivalents                              (59,028)          (2,164)          236              --         (60,956)
Cash and cash equivalents at beginning
   of year                                        93,129            1,314         4,441              --          98,884
                                                --------         --------       -------         -------        --------
Cash and cash equivalents at end of
   period                                       $ 34,101         $   (850)      $ 4,677         $    --        $ 37,928
                                                ========         ========       =======         =======        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     EDO Corporation (the "Company") designs and manufactures a diverse range of products with core competencies in critical defense areas. We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and intelligence applications. We believe our advanced systems are mission-critical on a wide range of military programs and are at the core of transforming defense capabilities. We have two reporting segments: Engineered Systems and Services and Electronic Systems and Communications. Our Engineered Systems and Services segment comprises of aircraft armament systems, integrated composite structures, undersea warfare sonar systems, and professional engineering services. Our Electronic Systems and Communications segment provides highly-engineered electronic systems and equipment including electronic warfare systems, reconnaissance and surveillance systems, and command, control, communications, and computers (C4) products and systems. The Company has a disciplined acquisition program which is diversifying its base of major platforms and customers.

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

     Under the contractual arrangements by which progress payments are received, the United States Government has title to or security interest in the inventories identified with related contracts.

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

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements as of June 24, 2006.

THREE MONTHS ENDED JUNE 24, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 25, 2005

     Net sales by segment were as follows:

                                           THREE MONTHS ENDED
                                         ---------------------    INCREASE/(DECREASE)
                                           JUNE 24,   JUNE 25,            FROM
SEGMENT                                      2006       2005          PRIOR PERIOD
-------                                    --------   --------    -------------------
                                         (DOLLARS IN THOUSANDS)
Engineered Systems & Services.........     $ 62,164   $ 61,638            0.9%
Electronic Systems & Communications...       90,234     94,474           (4.5%)
                                           --------   --------           ----
Total.................................     $152,398   $156,112           (2.4%)
                                           ========   ========           ====

     In the Engineered Systems and Services segment, the increase in sales was attributable to higher sales of integrated composite structures, due to the acquisition of Fiber Innovations, which was acquired in the third quarter of 2005 and increased sales in our undersea warfare products. These increases were partially offset by lower sales in aircraft armament systems.

     In the Electronic Systems and Communications segment, the decrease in sales was attributable to continued lower sales volume of electronic force protection systems resulting from a delay in commencing delivery due to expanded testing requirements in the development phase and lack of systems orders during the previous periods. This decrease was partially offset by increased sales of C4 products and systems, including the Transition Switch Module "TSM" in addition to sales contributed by EVI and NexGen, which were acquired in the second and fourth quarters of 2005, respectively.

     Operating earnings by segment were as follows:

                                                         THREE MONTHS ENDED
                                                       ---------------------
                                                         JUNE 24,   JUNE 25,
SEGMENT                                                     2006      2005
-------                                                  --------   --------
                                                       (DOLLARS IN THOUSANDS)
Engineered Systems & Services.......................      $1,589    $ 2,396
Electronic Systems & Communications ................       4,243     11,348
Environmental cost provision, Deer  Park facility...          --     (1,250)
                                                          ------    -------
Total...............................................      $5,832    $12,494
                                                          ======    =======

     Operating earnings for the three months ended June 24 2006 were $5.8 million or 3.8% of net sales. This compares to operating earnings for the three months ended June 25, 2005 of $12.5 million or 8.0% of net sales.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                     THREE MONTHS ENDED
                                   ---------------------
                                     JUNE 24,   JUNE 25,
                                       2006       2005
                                     --------   --------
                                   (DOLLARS IN THOUSANDS)
Pension.........................      $1,194     $1,069
ESOP Compensation expense.......      $1,149     $1,236
Intangible asset amortization...      $1,802     $1,311
                                      ------     ------
                                      $4,145     $3,616
                                      ======     ======

     The increase in pension expense in 2006 compared to 2005 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The lower ESOP compensation expense for the three months ended June 24, 2006 is attributable to our lower average stock price compared to the three months ended June 25, 2005. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The increase in intangible asset amortization expense is associated with the 2005 acquisitions and the finalizing of the related purchase price allocations.

     The Engineered Systems and Services segment's operating earnings for the three months ended June 24, 2006 were $1.6 million or 2.6% of this segment's net sales compared to operating earnings of $2.4 million or 3.9% of this segment's net sales for the three months ended June 25, 2005. Operating earnings for the three months ended June 24, 2006, were negatively impacted by a $1.7 million cost growth on an undersea warfare program and $1.4 million on an aircraft armament program. We believe that, based on our most current estimates, we have accounted for all future costs necessary to complete these programs. This was partially offset by a release of a $0.9 million reserve on an aircraft armament program which was delivered during the quarter as well as a $0.5 million reserve release on a completed undersea warfare systems program.

     The Engineered Systems and Services segment's operating earnings for the three months ended June 25, 2005 were negatively impacted by $2.2 million for the same undersea warfare systems program noted above. Additionally, earnings were negatively impacted by a write-off of a $0.2 million receivable from a customer in our fiber composite business.

     The Electronic Systems and Communications segment's operating earnings for the three months ended June 24, 2006 were $4.2 million or 4.7% of this segment's net sales compared to operating earnings of $11.4 million or 12.0% of this segment's net sales for the three months ended June 25, 2005. Operating Earnings were negatively impacted by cost growth of $1.1 million on an interference cancellation program, lower sales volume of electronic force protection systems. Operating earnings for the three months ended June 25, 2005 were positively influenced by sales relating to electronic force protection systems.

     Selling, general and administrative expenses for the three months ended June 24, 2006 of $23.9 million increased as a percent of net sales to 15.7% from 12.8% for the three months ended June 25, 2005. The increase is attributable to the three acquisitions made in 2005, which resulted in an increase in intangible amortization expense.

     Research and development expense for the three months ended June 24, 2006 decreased to $3.0 million or 2.0% of net sales from $4.0 million or 2.6% of net sales for the three months ended June 25, 2005, during which time there was higher than usual spending on electronic force protection and composite munitions.

     Interest expense, net of interest income, for the three months ended June 24, 2006 decreased to $1.1 million from $2.0 million for the three months ended June 25, 2005 due to a higher average cash balance for the three months ended June 24, 2006 compared to 2005 and a lower interest rate on the convertible notes. Interest expense for the three months ended June 24, 2006 is associated primarily with our 4.0% Convertible Subordinated Notes ("Notes") due 2025 and issued in November 2005. Also, included in interest expense is the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects a benefit of 37% for the three month period ended June 24, 2006 and an expense of 42% for the three month period ended June 25, 2005. For the three months ended June 24, 2006, we recorded an income tax benefit of $3.7 million due to the reversal of income tax contingency reserves related to the resolution of an outstanding tax matter.

     For the three months ended June 24, 2006, net earnings were $6.3 million or $0.30 per diluted common share on 24.5 million diluted shares compared to net earnings of $6.1 million or $0.31 per diluted common share on 22.7 million diluted shares for the three months ended June 25, 2005. The convertible notes had a dilutive effect in the second quarter of 2006 and all of 2005.

SIX MONTHS ENDED JUNE 24, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 25, 2005

     Net sales by segment were as follows:

                                            SIX MONTHS ENDED
                                         ---------------------   INCREASE/(DECREASE)
                                           JUNE 24,   JUNE 25,          FROM
SEGMENT                                      2006       2005        PRIOR PERIOD
-------                                    --------   --------   -------------------
                                         (DOLLARS IN THOUSANDS)
Engineered Systems & Services.........     $121,430   $112,661           7.8%
Electronic Systems & Communications...      150,677    159,959          (5.8%)
                                           --------   --------          ----
Total.................................     $272,107   $272,620          (0.2%)
                                           ========   ========          ====

     In the Engineered Systems and Services segment, the increase in sales was attributable to higher sales of aircraft armament systems relating to the F-22 missile launcher program, higher sales in composite structures which include Fiber Innovations which was acquired in the third quarter of 2005. These increases in sales were partially offset by lower sales in our Technical Services Operations division due to delayed funding.

     In the Electronic Systems and Communications segment, the decrease in sales was attributable to lower sales of electronic force protection systems for the six months ended June 24, 2006 compared to the six months ended June 25, 2005. The lower sales of electronic force protection systems relates to a delay in commencing production due to extended testing requirements in the development phase. In addition, there were delays in milestone achievements of reconnaissance and surveillance systems. These lower sales were partially offset by sales of EVI and NexGen, which were acquired in the second and fourth quarter of 2005, respectively. In addition sales for the six months ended June 24, 2006 were positively influenced by the delivery of the Joint Enhanced Core Communication Systems ("JECCS) for the Marine Corps.

     Operating earnings by segment were as follows:

                                                          SIX MONTHS ENDED
                                                       ----------------------
                                                         JUNE 24,   JUNE 25,
SEGMENT                                                    2006       2005
-------                                                  --------   -------
                                                       (DOLLARS IN THOUSANDS)
Engineered Systems & Services ......................      $3,217    $ 6,163
Electronic Systems & Communications ................       2,516     14,329
Environmental cost provision, Deer Park facility ...          --     (1,250)
                                                          ------    -------
Total ..............................................      $5,733    $19,242
                                                          ======    =======

     Operating earnings for the six months ended June 24, 2006 were $5.7 million or 2.1% of net sales. This compares to operating earnings for the six months ended June 25, 2005 of $19.2 million or 7.1% of net sales.

     The Engineered Systems and Services segment's operating earnings for the six months ended June 24, 2006 were $3.2 million or 2.6% of this segment's net sales compared to operating earnings of $6.2 million or 5.5% of this segment's net sales for the six months ended June 25, 2005. For the six months ended June 24, 2006 operating earnings were negatively impacted by a $1.7 million cost growth on an undersea warfare program, $1.4 million on an aircraft armament program, as well as an estimated settlement of a lawsuit and related legal costs. This was partially offset by a release of a $0.9 million reserve on an aircraft armament program which was delivered during the quarter, as well as a $0.5 million reserve release on a sonar system program. We believe that, based on our most current estimates, we have accounted for all future costs necessary to complete these programs.

     The Engineered Systems and Services segment's operating earnings for the six months ended June 25, 2005 were negatively impacted by a $1.25 million reserve for an environmental cleanup effort relating to the Company's former Deer Park facility as well as cost growth of approximately $1.8 million on the undersea warfare systems program. This was offset by a positive impact to operating earnings of approximately $3.4 million resulting from the release of a reserve which was established for the MK105 related contract, which was delivered during the second quarter of 2005.

     In the Electronic Systems and Communications segment, operating earnings for the six months ended June 24, 2006 were $2.5 million or 1.7% of this segment's net sales compared to operating earnings of $14.3 million or 9.0% of this segment's net sales for the six months ended June 25, 2005. Operating Earnings were negatively impacted by cost growth of $2.5 million on an interference cancellation program, lower sales volume of electronic force protection systems and delays in milestone achievements of reconnaissance and surveillance systems. Furthermore, we provided for estimated liabilities and legal costs incurred in connection with a contract dispute.

     Legal costs and estimated liabilities for the legal matters referred to above had an adverse effect on the results of operations for the six months ended June 24, 2006 of approximately $3.3 million.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                       SIX MONTHS ENDED
                                                    ----------------------
                                                      JUNE 24,   JUNE 25,
                                                        2006       2005
                                                      --------   --------
                                                    (DOLLARS IN THOUSANDS)
Pension .........................................      $2,388     $2,139
ESOP compensation expense .......................      $2,335     $2,550
Intangible asset amortization ...................      $3,414     $2,621
Stock-based compensation expense for options ....      $  877     $   --
                                                       ------     ------
                                                       $9,014     $7,310
                                                       ======     ======

     The increase in pension expense in 2006 compared to 2005 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The lower ESOP compensation expense for the first six months of 2006 is attributable to our lower average stock price compared to the first six months of 2005. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The increase in intangible asset amortization expense is attributable to the three acquisitions made in 2005.

     The increase in Stock-Based Compensation Expense relates to the implementation of Financial Accounting Standards Board Statement No. 123(R), Accounting for Stock-Based Compensation, (FAS 123 (R)). With respect to FAS 123
(R), the remaining compensation cost in 2006 related to non-vested stock options is approximately $40 thousand. Prior to adoption of FAS 123 (R) as of January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized and pro-forma disclosure information was provided. In 2006, we only issued options to Directors, which when issued were 100% vested and, therefore, accounted for most of the $0.9 million of expense recorded in the first quarter.

     Selling, general and administrative expenses for the six months ended June 24, 2006 of $49.3 million increased as a percent of net sales to 18.1% from 14.8% for the six months ended June 25, 2005. The increase is attributable to the three acquisitions made in 2005, the aforementioned legal matters and the effect of the implementation of FAS 123 (R). In addition, there were some continuing start-up costs for our undersea warfare operation in Panama City, Florida. Intangible asset amortization also increased slightly due to an increase in intangibles from the acquisitions of EVI, Fiber Innovations, and NexGen in 2005.

     Research and development expense for the six months ended June 24, 2006 decreased to $6.2 million or 2.3% of net sales from $8.4 million or 3.1% of net sales for the six months ended June 25, 2005, during which time there was higher spending on electronic force protection, aircraft armament and composite munitions.

     Interest expense, net of interest income, for the six months ended June 24, 2006 decreased to $2.5 million from $3.7 million for the six months ended June 25, 2005, primarily due to higher interest income on a higher average cash balance and a lower interest rate on our Convertible Notes. Interest expense for the six months ended June 24, 2006 is associated primarily with our 4.0% Convertible Subordinated Notes ("Notes") due 2025 and issued in November 2005. Also, included in interest expense is the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects a benefit of 82% for the six month period ended June 24, 2006 and an expense 42% for the six month period ended June 25, 2005. For the six months ended June 26, 2006, we recorded an income tax benefit of $3.7 million due to the reversal of income tax contingency reserves related to the resolution of an outstanding tax matter.

     For the six months ended June 24, 2006, net earnings were $5.3 million or $0.29 per diluted common share on 18.5 million diluted shares compared to net earnings of $9.0 million or $0.49 per diluted common share on 22.7 million diluted shares for the six months ended June 25, 2005. The convertible notes were anti-dilutive for the six months ended June 24, 2006 and dilutive for the six months ended June 25, 2005.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Our cash and cash equivalents at June 24, 2006 were consistent with year-end with a balance of $109.1 million compared to $108.7 million at December 31, 2005. Year-to-date cash from continuing operations was $9.9 million; $8.8 million was used for the purchase of capital equipment and $1.2 million for the payment of common share dividends.

     Accounts receivable decreased 11.2% to $168.0 million at June 24, 2006 from $189.2 million at December 31, 2005 due in part to timing of collections of billed receivables and increased collection efforts at the Company. At June 24, 2006 approximately 88% of billed receivables were in the under-60 days aging category compared with 81% at December 31, 2005.

     Inventories increased 25.1% to $70.8 million at June 24, 2006 from $56.6 million at December 31, 2005 due primarily to the work-in-progress on several programs and the delays in milestone achievements which would have generated sales and reduced inventories.

     The note receivable of $7.0 million at June 24, 2006 relates to the sale of our facility in Deer Park in 2003. The Deer Park facility note was due on October 9, 2005 or the date EDO achieved "Material Closure" defined as the investigation, assessment and remediation of an Environmental Condition sufficient to not cause any material interference with the Buyer's ability to develop, construct, finance or lease the Premises. We believe that this note is currently due, but it has not yet been collected.

     In the six months ended June 24, 2006, capital expenditures were $8.8 million. This compares to $13.1 million for the six months ended June 25, 2005. For the six months ended June 25, 2005 the higher expenditures were attributable to new facility capital for our Antenna Products business unit which was relocated to a new leased facility, as well as expansion and upgrades at several other facilities.

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

     The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to $300 million which includes a swing loan facility with a sublimit of $20 million and a letter of credit facility with a sub-limit of $100 million. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At June 24, 2006, LIBOR was approximately 5.3% and the applicable adjustment to LIBOR was 1.5%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%.

     There were no direct borrowings outstanding under the credit facility at June 24, 2006 or at December 31, 2005. Letters of credit outstanding at June 24, 2006 pertaining to the credit facility were $38.4 million, resulting in $261.6 million available for borrowings.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of June 24, 2006, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

     In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable was $0.9 million at June 24, 2006. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of June 24, 2006, there had been no such conversions.

Shelf Registration

     At June 24, 2006, our remaining capacity under the universal shelf registration statement that became effective in January 2004, was approximately $298.8 million.

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

COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of June 24, 2006, 2006, we have included the following table. We are obligated under building and equipment leases expiring between 2006 and 2019. The aggregate future minimum lease commitments under those obligations with noncancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                         PAYMENTS DUE IN (IN MILLIONS):

                                                                                       2011 AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:    TOTAL   2006   2007   2008   2009   2010    BEYOND
----------------------------------------   ------   ----   ----   ----   ----   ----   --------
Note payable ...........................   $  7.0   $2.0   $2.0   $3.0    $--    $--    $   --
4.0% Convertible Subordinated Notes due
   2025(1) .............................   $201.2     --     --     --     --     --    $201.2

Operating leases .......................   $138.3     8.8    17.4    16.7    16.5    15.3     63.6
Letters of credit ......................   $ 38.4     3.7    23.7      --    10.5      --      0.5
Projected pension contributions ........   $ 23.0     6.0     6.0     6.0     5.0      --       --
Advance payment and performance bonds ..   $  1.9     0.2      --      --     1.7      --       --
                                           ------   -----   -----   -----   -----   -----   ------
Total ..................................   $409.8   $20.7   $49.1   $25.7   $33.7   $15.3   $265.3
                                           ======   =====   =====   =====   =====   =====   ======

(1)  Excludes interest of approximately $8 million annually.

     Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions are unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, certain legal matters did have a material adverse effect on results of operations as noted above under Results of Operations for the six months ended June 24, 2006.

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

     For the three and six months ended June 24, 2006, sales of Warlock force protection systems represented 0% of net sales compared to 19.3% and 13.1% for the three and six months ended June 25, 2005, respectively.

BACKLOG

     The funded backlog of unfilled orders at June 24, 2006 increased to $608.0 million from $558.7 million at December 31, 2005. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

ITEM 1A. RISK FACTORS

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on April 25, 2006, the following actions were taken:

     (a) Election of Directors. The following nominees were elected as directors. The votes cast for or withheld for each nominee were as follows:

Director               Votes For     Votes Withheld
--------             -------------   --------------
Robert E. Allen      16,641,038.00      766,223.00
Robert Alvine        16,904,746.00      503,015.00
Dennis C. Blair      17,265,806.00      141,955.00
Robert M. Hanisee    16,451,666.00      956,095.00
Michael J. Hegarty   16,336,647.00    1,071,114.00
Leslie F. Kenne      17,309,094.00       98,667.00
Paul J. Kern         17,309,008.00       98,753.00
Ronald L. Leach      16,860,866.00      546,895.00
James Roth           17,308,100.00       99,661.00
James M. Smith       16,718,732.00      689,029.00
Robert S. Tyrer      16,861,128.00      546,633.00
Robert Walmsley      16,860,851.00      546,910.00

     (b) The EDO Corporation 2006 Long-Term Incentive Plan was approved by the shareholders. The votes cast for, against or withheld were as follows:
13,665,041 votes cast in favor, 1,806,520 votes cast against, 93,524 abstentions and 1,842,676 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

10.1 EDO Corporation 2006 Long-Term Incentive Plan.

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

*    Filed herewith.

(B) REPORTS ON FORM 8-K

     The following report on Form 8-K was filed during the three months ended June 24, 2006:

DATE OF REPORT                            ITEMS REPORTED
--------------                            --------------
April 27, 2006   Earnings Release dated April 27, 2006 announcing financial results for the quarter ended March 25, 2006.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                       EDO CORPORATION (Registrant)


Dated: July 31, 2006                   By: /s/ FREDERIC B. BASSETT
                                           ------------------------------------
                                           Frederic B. Bassett
                                           Senior Vice President Finance,
                                           Treasurer and Chief Financial Officer