Form 10-Q
period 2006-09-30
EDO CORP
filed 2006-11-06
CIK 31617

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                                                  [ ] Yes [X] No

     The number of shares of EDO common stock outstanding as of November 3, 2006 was 21,111,072 shares, with a par value $1 per share.

================================================================================

                                 EDO CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I       FINANCIAL INFORMATION

   ITEM 1    Financial Statements........................................     3

             Consolidated Balance Sheets - September 30, 2006
             (unaudited) and December 31, 2005...........................     3

             Consolidated Statements of Earnings - (unaudited)
             Three months ended September 30, 2006 and
             September 24, 2005..........................................     4

             Consolidated Statements of Earnings - (unaudited)
             Nine months ended September 30, 2006 and
             September 24, 2005..........................................     5

             Consolidated Statements of Cash Flows - (unaudited)
             Nine months ended September 30, 2006 and
             September 24, 2005..........................................     6

             Notes to Consolidated Financial Statements (unaudited)......     7

   ITEM 2    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    18

   ITEM 3    Quantitative and Qualitative Disclosures about Market Risk..    27

   ITEM 4    Controls and Procedures.....................................    27

PART II      OTHER INFORMATION

   ITEM 1A   Risk Factors

   ITEM 4    Submission of Matters to a Vote of Security Holders.........    27

   ITEM 6    Exhibits and Reports on Form 8-K............................    27

SIGNATURE PAGE...........................................................    28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                                      2006           2005
                                                                                 -------------   ------------
                                                                                  (UNAUDITED)
                                                                                        (IN THOUSANDS)
                                     ASSETS

Current assets:
   Cash and cash equivalents .................................................      $ 42,806       $108,731
   Accounts receivable, net ..................................................       212,803        189,190
   Inventories ...............................................................        74,231         56,567
   Deferred income tax asset, net ............................................         9,849          8,946
   Notes receivable ..........................................................         7,000          7,100
   Prepayments and other .....................................................         6,414          3,809
                                                                                    --------       --------
      Total current assets ...................................................       353,103        374,343
                                                                                    --------       --------
Property, plant and equipment, net ...........................................        58,103         49,574
Goodwill .....................................................................       416,785        152,347
Other intangible assets, net .................................................        55,017         55,925
Deferred income tax asset, net ...............................................        27,101         29,637
Other assets .................................................................        30,276         25,573
                                                                                    --------       --------
                                                                                    $940,385       $687,399
                                                                                    ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..........................................................      $ 36,640       $ 33,111
   Accrued liabilities .......................................................        65,510         52,126
   Contract advances and deposits ............................................        43,438         42,244
   Short-term borrowings under revolver ......................................       200,000             --
   Notes payable .............................................................         7,766          2,000
                                                                                    --------       --------
      Total current liabilities ..............................................       353,354        129,481
                                                                                    --------       --------
   Income taxes payable ......................................................         4,450          6,513
   Notes payable, long-term ..................................................        16,533          5,000
Long-term debt ...............................................................       201,250        201,250
Post-retirement benefits obligations .........................................       104,518        103,815
Environmental obligation .....................................................         1,372          1,392
Other long-term liabilities ..................................................            44             55
Shareholders' equity:
   Preferred shares, par value $1 per share, authorized 500,000 shares .......            --             --
   Common shares, par value $1 per share, authorized 50,000,000 shares,
      21,105,872 issued in 2006 and 20,305,815 issued in 2005 ................        21,106         20,306
   Additional paid-in capital ................................................       174,414        167,219
   Retained earnings .........................................................       125,842        120,103
   Accumulated other comprehensive loss, net of income tax benefit
      (32,454 in 2006 and 32,711 in 2005) ....................................       (46,703)       (47,072)
   Treasury shares at cost (111,561 shares in 2006 and 111,317 shares
      in 2005) ...............................................................        (1,945)        (1,868)
   Unearned Employee Stock Ownership Plan shares .............................       (13,850)       (14,789)
   Deferred compensation under Long-Term Incentive Plan ......................            --         (3,866)
   Management group receivables ..............................................            --           (140)
                                                                                    --------       --------
      Total shareholders' equity .............................................       258,864        239,893
                                                                                    --------       --------
                                                                                    $940,385       $687,399
                                                                                    ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 24,
                                                                                      2006            2005
                                                                                 -------------   -------------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
NET SALES ....................................................................      $184,393        $175,884
                                                                                    --------        --------
COSTS AND EXPENSES
   Cost of sales .............................................................       144,586         133,098
   Selling, general and administrative .......................................        30,207          21,626
   Research and development ..................................................         4,701           3,578
   Acquisition-related costs .................................................         1,008              --
   Impairment loss on other intangible assets ................................         1,487              --
   Environmental cost provision, Deer Park facility ..........................            --             288
                                                                                    --------        --------
                                                                                     181,989         158,590
                                                                                    --------        --------
OPERATING EARNINGS ...........................................................         2,404          17,294
NON-OPERATING INCOME (EXPENSE)
   Interest income ...........................................................         1,096             407
   Interest expense ..........................................................        (3,624)         (2,408)
   Other, net ................................................................           113             (18)
                                                                                    --------        --------
                                                                                      (2,415)         (2,019)
                                                                                    --------        --------
(Loss) earnings before income taxes ..........................................           (11)         15,275
Income tax benefit (expense) .................................................         2,076          (5,434)
                                                                                    --------        --------
NET EARNINGS .................................................................      $  2,065        $  9,841
                                                                                    ========        ========
NET EARNINGS PER COMMON SHARE:
   Basic .....................................................................      $   0.11        $   0.54
                                                                                    ========        ========
   Diluted ...................................................................      $   0.11        $   0.48
                                                                                    ========        ========
Weighted-average common shares outstanding:
   Basic .....................................................................        18,205          18,136
                                                                                    ========        ========
   Diluted ...................................................................        18,598          22,794
                                                                                    ========        ========
Dividends declared per common share ..........................................      $   0.03        $   0.03
                                                                                    ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 24,
                                                                                      2006            2005
                                                                                 -------------   -------------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS,
                                                                                   EXCEPT PER SHARE AMOUNTS)
NET SALES ....................................................................      $456,500        $448,504
                                                                                    --------        --------

COSTS AND EXPENSES
   Cost of sales .............................................................       355,487         336,512
   Selling, general and administrative .......................................        79,021          61,928
   Research and development ..................................................        10,913          11,990
   Acquisition-related costs .................................................         1,455              --
   Impairment loss on other intangible assets ................................         1,487              --
   Environmental cost provision, Deer Park facility ..........................            --           1,538
                                                                                    --------        --------
                                                                                     448,363         411,968
                                                                                    --------        --------

OPERATING EARNINGS ...........................................................         8,137          36,536

NON-OPERATING INCOME (EXPENSE)
   Interest income ...........................................................         3,218           1,202
   Interest expense ..........................................................        (8,285)         (6,873)
   Other, net ................................................................          (144)            (78)
                                                                                    --------        --------
                                                                                      (5,211)         (5,749)
                                                                                    --------        --------
Earnings before income taxes .................................................         2,926          30,787
Income tax benefit (expense) .................................................         4,471         (11,949)
                                                                                    --------        --------
NET EARNINGS .................................................................      $  7,397        $ 18,838
                                                                                    ========        ========

NET EARNINGS PER COMMON SHARE:
   Basic: ....................................................................      $   0.41        $   1.04
                                                                                    ========        ========
   Diluted: ..................................................................      $   0.40        $   0.97
                                                                                    ========        ========

Weighted-average common shares outstanding:
   Basic .....................................................................        18,105          18,044
                                                                                    ========        ========
   Diluted ...................................................................        18,563          22,725
                                                                                    ========        ========
Dividends declared per common share ..........................................      $   0.09        $   0.09
                                                                                    ========        ========

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 24,
                                                                                      2006            2005
                                                                                 -------------   -------------
                                                                                          (UNAUDITED)
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
   Earnings from operations ..................................................     $   7,397        $ 18,838
   Adjustments to earnings to arrive at cash provided by operations:
      Depreciation ...........................................................         8,865           7,238
      Amortization ...........................................................         5,121           4,319
      Impairment loss on other intangible assets .............................         1,487              --
      Bad debt (recovery) expense ............................................            (6)            999
      Deferred tax provision .................................................            15              --
      (Gain) loss on disposal of property, plant and equipment ...............           (59)              3
      Environmental cost provision, Deer Park facility .......................            --           1,538
      Long-Term Incentive Plan compensation expense ..........................         2,261           1,298
      Stock option compensation expense ......................................           838              --
      Employee Stock Ownership Plan compensation expense .....................         3,310           3,771
      Dividends on unallocated Employee Stock Ownership Plan shares ..........           172             191
      Common shares issued for directors' fees ...............................           162             148
      Changes in operating assets and liabilities, excluding effects of acquisitions:
         Accounts receivable .................................................        23,065         (22,214)
         Inventories .........................................................       (12,336)        (10,133)
         Prepayments and other assets ........................................         1,630           3,614
         Accounts payable, accrued liabilities and other .....................       (23,831)           (620)
         Contribution to defined benefit pension plan ........................        (6,000)         (6,000)
         Contract advances and deposits ......................................         1,194          17,108
                                                                                   ---------        --------
Cash provided by operations ..................................................        13,285          20,098
                                                                                   ---------        --------
INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ................................       (14,216)        (18,404)
    Proceeds from the sale of property, plant and equipment ..................           633              --
    Payments received on notes receivable ....................................           100             225
    Cash paid for acquisitions, net of cash acquired .........................      (265,318)        (45,180)
                                                                                   ---------        --------
Cash used by investing activities ............................................      (278,801)        (63,359)
                                                                                   ---------        --------
FINANCING ACTIVITIES:
   Short-term borrowings under revolver ......................................       200,000              --
   Proceeds from exercise of stock options ...................................           852             839
   Excess income tax benefit from stock options and Long-Term
      Incentive Plan .........................................................           429             661
   Proceeds from management group receivables ................................           140              11
   Repayments of acquired debt ...............................................            --          (6,931)
   Payment of common share cash dividends ....................................        (1,830)         (1,815)
                                                                                   ---------        --------
Cash provided (used) by financing activities .................................       199,591          (7,235)
                                                                                   ---------        --------
Net decrease in cash and cash equivalents ....................................       (65,925)        (50,496)
Cash and cash equivalents at beginning of period .............................       108,731          98,884
                                                                                   ---------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................     $  42,806        $ 48,388
                                                                                   =========        ========
Supplemental disclosures:
   Cash paid for:
      Interest ...............................................................     $   3,891        $  3,617
                                                                                   =========        ========
      Income taxes ...........................................................     $  10,937        $ 11,017
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

(2) ACQUISITIONS

     On September 15, 2006, the Company acquired all of the stock of Impact Science and Technology Inc., (IST) for $123.7 million, consisting of a cash payment of $106.4 million and a $17.3 million promissory note to be paid over three years. IST was a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition is expected to strengthen EDO's position in specialized communication products and expand the Company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities. Consequently, the excess purchase price over the net assets acquired has been temporarily assigned to goodwill, and amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes.

     On September 6, 2006, the Company acquired all of the stock of CAS Inc.,
(CAS) for $178.1 million, consisting of a cash payment of $173.2 million and 214,574 EDO common shares valued at $4.9 million. CAS was a privately-held company providing engineering services, logistics support, and weapon-systems analysis to the DoD. This acquisition is expected to strengthen and expand our range of professional and engineering services. The acquired company became part of the Company's Engineered Systems and Services segment. The Company has not yet completed its analysis of the fair value of the acquired assets and liabilities. Consequently, the excess purchase price over the net assets acquired has been temporarily assigned to goodwill, and amounts recorded are subject to change. The excess of the purchase price over the net assets acquired recorded as goodwill is deductible for income tax purposes over 15 years.

     On December 20, 2005, the Company acquired for cash all of the membership interest of NexGen Communications LLC (NexGen), a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened EDO's position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes. During the second quarter of 2006, the purchase price for NexGen was finalized and resulted in an additional cash payment of $0.4 million.

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

     Unaudited pro forma results of operations, assuming the acquisitions of IST and CAS had been completed at the beginning of each period are summarized below. The results reflect adjustments to net sales, cost of sales, compensation expense, interest income and expense, acquisition-related costs, and income tax expense. The interest rates used in determining pro forma adjustments to interest income are based on the average yield of the Company's invested cash and cash equivalents which approximated 4.4% and 4.1% for the three and nine months ended September 30, 2006 and 3.1% and 2.6% for the three and nine months ended September 24, 2005, respectively. The interest rates used in determining the pro forma adjustments for interest expense is related to our credit facility and approximated 6.8% and 6.6% for the three and nine months ended September 30, 2006, and 5.2% and 4.7% for the three and nine months ended September 24, 2005, respectively.

                                             FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,   SEPTEMBER 24,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ..............................      $245,442        $233,849        $647,639        $617,521
Net earnings ...........................         9,459          10,746          10,680          21,127
Diluted earnings per common share ......      $   0.43        $   0.51        $   0.57        $   1.06
                                              ========        ========        ========        ========

     On a pro forma basis, the effect of the convertible subordinated notes was dilutive for the three months ended September 30, 2006, and anti-dilutive for the nine months ended September 30, 2006. The effect of the convertible subordinated notes was dilutive for the three and nine months ended
September 24, 2005.

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the periods, or of the results which may occur in the future.

     On a pro forma basis, had the acquisitions of NexGen, Fiber Innovations, and EVI taken place as of the beginning of each period, the results of operations would not have been materially affected.

(3) STOCK-BASED COMPENSATION

     The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP), the 2002 Non-Employee
Director Stock Option Plan (NEDSOP) and in connection with the CAS and IST acquisitions. These plans are described in Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Financial Accounting Standard Board (FASB) Statement No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no employee compensation expense was recognized in the Statement of Earnings. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) (FAS 123(R)), Share-Based Payment, using the modified prospective transition method. Under this method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all options granted prior to January 1, 2006, but not yet vested, based on the fair value on the grant date and (b) compensation cost for all options granted to Directors under the NEDSOP subsequent to January 1, 2006, which are 100% vested on the date of grant. Results of prior periods are not required to be restated.

     As a result of adopting FAS 123(R) on January 1, 2006, the Company's income before income taxes and net income for the nine months ended September 30, 2006, were $0.8 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.03 and $0.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion No. 25.

     Prior to the adoption of FAS 123(R), the Company presented all excess tax benefits on deductions resulting from the exercise of stock options as an operating cash flow in the Statement of Cash Flows. FAS 123(R) requires that this excess tax benefit now be classified as a financing cash flow. For the nine months ended September 30, 2006, $0.4 million excess tax benefit was classified as a financing cash flow.

     During the nine months ended September 30, 2006, the Company only granted options to its Board of Directors, which when issued were 100% vested. The Company estimated the fair value of the 2006 stock option awards as of the grant date by applying the

Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted are as follows: expected dividend yield of 1%, risk free interest rate of 4.3%, expected volatility of 44%, and an expected option life of 7 years.

     A summary of the Company's stock option activity during the nine months ended September 30, 2006 is as follows:

                                                                     WEIGHTED-
                                                                      AVERAGE
                                                        WEIGHTED-    REMAINING       AGGREGATE
                                                         AVERAGE    CONTRACTUAL      INTRINSIC
                                           OPTIONS       EXERCISE       TERM           VALUE
                                       (IN THOUSANDS)     PRICE      (IN YEARS)   (IN THOUSANDS)
                                       --------------   ---------   -----------   --------------
Outstanding on January 1, 2006 .....       1,045          $17.25
Options granted ....................          55           27.39
Options exercised ..................         (69)          12.38
Options expired/canceled ...........         (36)          23.86
                                           -----          ------        ----          ------
Exercisable on September 30, 2006 ..         995           17.90        5.08          $6,829
                                           =====

     As of September 30, 2006, there was no unrecognized future compensation expense related to non-vested options not yet recognized in the consolidated statement of earnings.

     Stock based compensation expense recognized for restricted share awards was $0.7 million and $0.4 million for the three months ended September 30, 2006 and September 24, 2005, respectively. Stock based compensation expense recognized for restricted share awards was $2.3 million and $1.3 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. The unrecognized compensation cost related to the unvested restricted shares at September 30, 2006 was approximately $13.4 million, which will be recognized over a weighted-average period of 2.5 years.

     A summary of the activity of restricted shares for the nine months ended September 30, 2006 is as follows:

                                                         WEIGHTED-
                                                          AVERAGE
                                           SHARES       GRANT DATE
                                       (IN THOUSANDS)   FAIR VALUE
                                       --------------   ----------
Outstanding on January 1, 2006 .....        219           $27.78
Granted ............................        517            23.74
Vested .............................         --               --
Forfeited/Canceled .................         (7)           28.23
                                           ----           ------
Outstanding on September 30, 2006 ..        729           $27.89
                                           ====           ======

     Prior to adoption of FAS 123(R), the fair value of restricted share awards was recorded as deferred compensation expense as a separate component of shareholders equity. In accordance with FAS 123(R), the deferred compensation expense balance of $3.9 million at December 31, 2005 was reclassified to additional paid-in-capital. The restricted share awards cliff vest in 3 years and are subject to continued employment. If such employment goal is not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.

     The following table illustrates the effect on net earnings and earnings per share if, for the three and nine months ended September 24, 2005, the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                                    SEPTEMBER 24,       SEPTEMBER 24,
                                                                                        2005                 2005
                                                                                 ------------------   -----------------
Earnings:
   As reported ...............................................................         $9,841              $18,838
   Deferred compensation expense, net of tax .................................            255                  766
   Stock option compensation expense based on fair value method, net of tax ..           (417)              (2,164)
                                                                                       ------              -------
   Pro forma .................................................................         $9,679              $17,440
                                                                                       ======              =======
Basic earnings per common share:
   As reported ...............................................................         $ 0.54              $  1.04
   Pro forma .................................................................         $ 0.54              $  0.98
Diluted earnings per common share:
   As reported ...............................................................         $ 0.48              $  0.97
   Pro forma .................................................................         $ 0.48              $  0.92

(4) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," prohibits the amortization of goodwill and other intangible assets with indefinite useful lives and requires that those assets be reviewed for impairment at least annually. Other intangible assets with definite lives are amortized over their estimated useful lives.

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

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2006 were as follows:

                                      ENGINEERED
                                        SYSTEMS      ELECTRONIC
                                          AND        SYSTEMS AND
                                       SERVICES    COMMUNICATIONS     TOTAL
                                      ----------   --------------   --------
                                                  (IN THOUSANDS)
Balance as of January 1, 2006 .....    $ 43,846       $108,501      $152,347
Purchase price adjustments ........         328         (3,256)       (2,928)
Acquisition of CAS ................     167,938             --       167,938
Acquisition of IST ................          --         99,428        99,428
                                       --------       --------      --------
Balance as of September 30, 2006 ..    $212,112       $204,673      $416,785
                                       ========       ========      ========

Summarized below are other intangible assets:

                                                                     SEPTEMBER  30,   DECEMBER 31,
                                                                          2006            2005          LIFE
                                                                     --------------   ------------   ----------
                                                                                   (IN THOUSANDS)
Other intangible assets subject to amortization:
   Capitalized non-compete agreements related to acquisitions ....      $  2,888        $  3,118     1-5 years
   Purchased technologies related to acquisitions ................        21,663          21,103     8-25 years
   Customer contracts and relationships related to acquisitions ..        48,996          45,698     6-20 years
   Tradename related to acquisitions .............................         1,734           2,069     5-10 years
                                                                        --------        --------
                                                                          75,281          71,988
      Less accumulated amortization ..............................       (20,664)        (16,463)
                                                                        --------        --------
                                                                        $ 54,617        $ 55,525
Other intangible assets not subject to amortization:
      Tradename related to acquisitions ..........................           400             400
                                                                        --------        --------
                                                                        $ 55,017        $ 55,925
                                                                        ========        ========

     The amortization expense for the three months ended September 30, 2006 and September 24, 2005 amounted to $1.7 million for both periods. The amortization expense for the nine months ended September 30, 2006 and September 24, 2005 amounted to $5.1 million and $4.3 million, respectively. Total remaining amortization expense for 2006, 2007, 2008, 2009, 2010 and thereafter related to these other intangible assets is estimated to be $1.7 million, $6.6 million, $5.8 million, $5.8 million, $5.1 million and $29.6 million, respectively.

     For the three and nine months ended September 30, 2006, the Company incurred an impairment charge of approximately $1.5 million related to certain other intangible assets associated with the Company's rugged computer product line. As sales and orders were not materializing to expected levels, the Company tested for impairment and it was determined that the future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. These assets were written down to zero, which was determined on the basis of future discounted cash flows.

(5) INVENTORIES

     Inventories are summarized by major classification as follows:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                  2006           2005
                                             -------------   ------------
                                                    (IN THOUSANDS)
Raw material and supplies ................     $ 15,208        $ 11,976
Work-in-process ..........................       76,415          49,829
Finished goods ...........................        4,641           1,690
   Less: Unliquidated progress payments ..      (22,033)         (6,928)
                                               --------        --------
                                               $ 74,231        $ 56,567
                                               ========        ========

(6) INCOME TAXES

     In the third quarter of 2006, the Company recorded a discrete income tax benefit of $2.3 million related primarily to claims for the federal research and development credit and extraterritorial income (ETI) exclusion tax benefits not previously claimed. The tax expense for the nine months ended September 30, 2006 reflects an additional tax benefit of $3.7 million due to the reversal of income tax contingency reserves related to the resolution of an outstanding tax matter.

(7) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,   SEPTEMBER 24,
                                                           2006            2005            2006            2005
                                                      -------------   -------------   -------------   -------------
                                                                              (IN THOUSANDS)
Numerator:
   Earnings from continuing operations for basic
      calculation .................................      $ 2,065         $ 9,841         $ 7,397         $18,838
   Effect of dilutive securities:
      Convertible Notes ...........................           --           1,067              --           3,201
                                                         -------         -------         -------         -------
   Numerator for diluted calculation ..............      $ 2,065         $10,908         $ 7,397         $22,039
                                                         =======         =======         =======         =======
Denominator:
   Denominator for basic calculation ..............       18,205          18,136          18,105          18,044
   Effect of dilutive securities:
      Stock options ...............................          393             250             458             273
      Convertible Notes ...........................           --           4,408              --           4,408
                                                         -------         -------         -------         -------
   Denominator for diluted calculation ............       18,598          22,794          18,563          22,725
                                                         =======         =======         =======         =======

     The assumed conversion of the Notes was anti-dilutive for 2006 and dilutive for 2005.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                            FOR THE NINE MONTHS ENDED
                                          -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 24,
                                               2006            2005
                                          -------------   -------------
                                                  (IN THOUSANDS)
4.00% Convertible Subordinated Notes ..       5,886             --
Unexercised stock options .............         399             69
                                              -----            ---
                                              6,285             69
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

     For the three months ended September 30, 2006 and September 24, 2005, the Company recorded pension expense of $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2006 and September 24, 2005, the Company recorded pension expense of $3.6 million and $3.2 million, respectively. Summarized below are the components of the expense for each period presented:

                                             FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,   SEPTEMBER 24,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Interest cost ..........................      $ 3,038         $ 3,089         $ 9,115         $ 9,266
Expected return on plan assets .........       (3,209)         (3,181)         (9,628)         (9,543)
Amortization of unrecognized net loss ..        1,365           1,162           4,095           3,486
                                              -------         -------         -------         -------
                                              $ 1,194         $ 1,070         $ 3,582         $ 3,209
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

(10) COMPREHENSIVE INCOME

     As of September 30, 2006, accumulated other comprehensive loss included in the accompanying consolidated balance sheet primarily represents additional minimum liabilities on benefit plans. Comprehensive income for the three months ended September 30, 2006 was $2.1 million compared to comprehensive income for the three months ended September 24, 2005 of $9.8 million. Comprehensive income for the nine months ended September 30, 2006 was $7.8 million compared to comprehensive income from continuing operations for the nine months ended September 24, 2005 of $19.0 million.

(11) BUSINESS SEGMENTS

     The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's operations are reflected in two business segments: Engineered Systems and Services and Electronic Systems and Communications. The Engineered Systems and Services segment addresses the Integrated Systems and Structures, Undersea Warfare, and Professional Services markets. Primary products include aircraft armament systems, integrated composite structures, mine countermeasure systems, sonar systems and flight line products. The segment also includes a wide range of professional and engineering services. The Electronic Systems and Communications segment includes products that serve the Electronic Warfare, the C4 (Command, Control, Communications and Computers) products and systems, Information and Intelligence Warfare markets. Primary products include electronic force protection equipment, interference cancellation technology, airborne electronic warfare systems, signal intelligence systems, reconnaissance and surveillance systems, other specialized electronic systems, C4 products and services and antenna products.

                                                        FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                      -----------------------------   -----------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 24,   SEPTEMBER 30,   SEPTEMBER 24,
                                                           2006            2005            2006            2005
                                                      -------------   -------------   -------------   -------------
                                                                              (IN THOUSANDS)
Net Sales:
Engineered Systems & Services .....................      $ 77,648        $ 57,325        $199,078        $169,986
Electronic Systems & Communications ...............       106,745         118,559         257,422         278,518
                                                         --------        --------        --------        --------
                                                         $184,393        $175,884        $456,500        $448,504
                                                         --------        --------        --------        --------
Operating earnings :
Engineered Systems & Services .....................           674           3,005           3,891           9,168
Electronic Systems & Communications ...............         1,730          14,577           4,246          28,906
Environmental cost provision, Deer Park facility ..            --            (288)             --          (1,538)
                                                         --------        --------        --------        --------
                                                            2,404          17,294           8,137          36,536
Net interest expense ..............................        (2,528)          (2001)         (5,067)         (5,671)
Other, net ........................................           113             (18)           (144)            (78)
                                                         --------        --------        --------        --------
Loss (earnings) before income taxes ...............      $    (11)       $ 15,275        $  2,926        $ 30,787
                                                         ========        ========        ========        ========

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

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on our results from operations or financial position.

     In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company has not yet determined the impact this interpretation will have on our financial position.

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at September 30, 2006 and December 31, 2005 and for the three and nine month periods ended September 30, 2006 and September 24, 2005. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2006
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents                               $ 25,288     $ 11,835       $ 5,683      $      --      $ 42,806
Accounts receivable, net                                  52,568      156,688         3,547             --       212,803
Inventories                                               10,988       59,219         4,024             --        74,231
Deferred income tax asset, net                             9,038          811            --             --         9,849
Notes receivable                                           7,000           --            --             --         7,000
Prepayments and other                                      2,309        3,778           327             --         6,414
                                                        --------     --------       -------      ---------      --------
Total current assets                                     107,191      232,331        13,581             --       353,103
Investment in subsidiaries                               635,610           --            --       (635,610)           --
Property, plant and equipment, net                        26,806       27,791         3,506             --        58,103
Goodwill                                                      --      408,075         8,710             --       416,785
Other intangible assets, net                                  --       45,638         9,379             --        55,017
Deferred income tax asset, net                            29,637       (2,536)           --             --        27,101
Other assets                                              28,322        1,954            --             --        30,276
                                                        --------     --------       -------      ---------      --------
                                                        $827,566     $713,253       $35,176      $(635,610)     $940,385
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities                $ 19,790     $ 78,120       $ 4,240      $      --      $102,150
Contract advances and deposits                            16,005       27,433            --             --        43,438
Short-term borrowing under revolver                      200,000           --            --             --       200,000
Notes payable                                              7,766           --            --             --         7,766
                                                        --------     --------       -------      ---------      --------
Total current liabilities                                243,561      105,553         4,240             --       353,354
Income taxes payable                                       4,450           --            --             --         4,450
Deferred income taxes                                     (2,880)       2,497           383             --            --
Notes payable, long-term                                  16,533           --            --             --        16,533
Long-term debt                                           201,250           --            --             --       201,250
Post retirement benefits obligations                     104,518           --            --             --       104,518
Environmental obligation                                   1,372           --            --             --         1,372
Other long-term liabilities                                   44           --            --             --            44
Intercompany accounts                                         --      458,580        24,906       (483,486)           --

Shareholders' equity:
Preferred shares                                              --           --            --             --            --
Common shares                                             21,106           98            --            (98)       21,106
Additional paid-in capital                               174,414       61,555         6,418        (67,973)      174,414
Retained earnings                                        125,842       89,022          (917)       (88,105)      125,842
Accumulated other comprehensive (loss) income, net
of income tax benefit                                    (46,849)          --           146             --       (46,703)
Treasury shares                                           (1,945)      (4,052)           --          4,052        (1,945)
Unearned ESOP shares                                     (13,850)          --            --             --       (13,850)
                                                        --------     --------       -------      ---------      --------
Total shareholders' equity                               258,718      146,623         5,647       (152,124)      258,864
                                                        --------     --------       -------      ---------      --------
                                                        $827,566     $713,253       $35,176      $(635,610)     $940,385
                                                        ========     ========       =======      =========      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
Net Sales                                                $53,878     $126,808       $ 6,687       $(2,980)      $184,393
Costs and expenses:
Cost of sales                                             43,901       99,740         3,925        (2,980)       144,586
Selling, general and administrative                        7,513       20,658         2,036            --         30,207
Research and development                                   1,076        3,446           179            --          4,701
Acquisition-related costs                                     --        1,008            --            --          1,008
Impairment loss on other intangible assets                    --           --         1,487            --          1,487
                                                         -------     --------       -------       -------       --------
                                                          52,490      124,852         7,627        (2,980)       181,989
                                                         -------     --------       -------       -------       --------
Operating earnings (loss)                                  1,388        1,956          (940)           --          2,404
Non-operating income (expense)
Interest income                                              918          103            75            --          1,096
Interest expense                                          (3,590)         (34)           --            --         (3,624)
Other, net                                                    (1)         167           (53)           --            113
                                                         -------     --------       -------       -------       --------
                                                          (2,673)         236            22            --         (2,415)
(Loss) earnings before income taxes                       (1,285)       2,192          (918)           --            (11)
Income tax benefit (expense)                               4,066       (1,723)         (267)           --          2,076
                                                         -------     --------       -------       -------       --------
Earnings (loss) after income taxes                         2,781          469        (1,185)           --          2,065
Equity in undistributed earnings of subsidiaries            (716)          --            --           716             --
                                                         -------     --------       -------       -------       --------
Net earnings (loss)                                      $ 2,065     $    469       $(1,185)      $   716       $  2,065
                                                         =======     ========       =======       =======       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
Net Sales                                               $151,218     $294,779       $19,098       $(8,595)      $456,500
Costs and expenses:
Cost of sales                                            125,091      226,766        12,225        (8,595)       355,487
Selling, general and administrative                       17,206       55,169         6,646            --         79,021
Research and development                                   2,891        7,565           457            --         10,913
Acquisition-related costs                                     --        1,455            --            --          1,455
Impairment loss on other intangible assets                    --           --         1,487            --          1,487
                                                        --------     --------       -------       -------       --------
                                                         145,188      290,955        20,815        (8,595)       448,363
                                                        --------     --------       -------       -------       --------
Operating earnings (loss)                                  6,030        3,824        (1,717)           --          8,137
Non-operating income (expense)
Interest income                                            2,933          103           182            --          3,218
Interest expense                                          (8,285)          --            --            --         (8,285)
Other, net                                                   (23)          15          (136)           --           (144)
                                                        --------     --------       -------       -------       --------
                                                          (5,375)         118            46            --         (5,211)
Earnings (loss) before income taxes                          655        3,942        (1,671)           --          2,926
Income tax benefit  (expense)                              8,610       (3,940)         (199)           --          4,471
                                                        --------     --------       -------       -------       --------
Earnings (loss) after income taxes                         9,265            2        (1,870)           --          7,397

Equity in undistributed earnings of subsidiaries          (1,868)          --            --         1,868             --
                                                        --------     --------       -------       -------       --------
Net earnings (loss)                                     $  7,397     $      2       $(1,870)      $ 1,868       $  7,397
                                                        ========     ========       =======       =======       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
OPERATING ACTIVITIES:
Earnings (loss) from continuing operations              $   7,397    $      2       $(1,870)       $ 1,868      $   7,397
Adjustments to earnings (loss) to arrive at cash
   (used) provided by continuing operations:
Depreciation                                                3,722       4,454           689             --          8,865
Amortization                                                   --       4,370           751             --          5,121
Impairment loss on other intangible assets                     --          --         1,487             --          1,487
Bad (recovery) debt expense                                   (75)         69            --             --             (6)
Deferred tax provision                                     (2,591)      2,606            --             --             15
Loss (gain) on sale of property, plant and equipment           15         (74)           --             --            (59)
Long-term Incentive Plan compensation expense               2,261          --            --             --          2,261
Stock option compensation expense                             838          --            --             --            838
Employee Stock Ownership Plan compensation expense          3,310          --            --             --          3,310
Dividends on unallocated Employee Stock Ownership
   Plan shares                                                172          --            --             --            172
Common shares issued for directors' fees                      162          --            --             --            162
Changes in operating assets and liabilities,
   excluding effects of acquisitions:
Equity in earnings of subsidiaries                          1,868          --            --         (1,868)            --
Intercompany                                              (36,188)     36,053           135             --             --
Accounts receivable                                        16,110       7,079          (124)            --         23,065
Inventories                                                 6,300     (17,744)         (892)            --        (12,336)
Prepayments and other assets                                8,454      (6,831)            7             --          1,630
Accounts payable, accrued liabilities and other           (18,561)     (6,285)        1,015             --        (23,831)
Contribution to defined benefit pension plan               (6,000)         --            --             --         (6,000)
Contract advances and deposits                              9,885      (8,691)           --             --          1,194
                                                        ---------    --------       -------        -------      ---------
Cash (used) provided by operations                         (2,921)     15,008         1,198             --         13,285
                                                        ---------    --------       -------        -------      ---------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                  (5,221)     (8,048)         (947)            --        (14,216)
Payments received on notes receivable                         100          --            --             --            100
Proceeds from sale of property, plant and equipment            --         633            --             --            633
Cash paid for acquisitions, net of cash acquired         (265,318)         --            --             --       (265,318)
                                                        ---------    --------       -------        -------      ---------
Cash used by investing activities                        (270,439)     (7,415)         (947)            --       (278,801)
                                                        ---------    --------       -------        -------      ---------
FINANCING ACTIVITIES:
Proceeds from exercise of stock options                       842          10            --             --            852
Excess income tax benefit from stock options and
   Long-term Incentive Plan                                   429          --            --             --            429
Proceeds from management group receivables                    140          --            --             --            140
Short-term borrowings under revolver                      200,000          --            --             --        200,000
Payment of common share cash dividends                     (1,830)         --            --             --         (1,830)
                                                        ---------    --------       -------        -------      ---------
Cash provided by financing activities                     199,581          10            --             --        199,591
                                                        ---------    --------       -------        -------      ---------
Net (decrease) increase in cash and cash
   equivalents                                            (73,779)      7,603           251             --        (65,925)
Cash and cash equivalents at beginning of period           99,067       4,232         5,432             --        108,731
                                                        ---------    --------       -------        -------      ---------
Cash and cash equivalents at end of period              $  25,288    $ 11,835       $ 5,683        $    --      $  42,806
                                                        =========    ========       =======        =======      =========

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
                                                        ========     ========       =======      =========      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 24, 2005
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
Net Sales                                                $45,238     $125,549       $7,849        $(2,752)      $175,884
Costs and expenses:
Cost of sales                                             37,270       93,426        5,154         (2,752)       133,098

Selling, general and administrative                        3,696       16,138        1,792             --         21,626
Research and development                                     679        2,686          213             --          3,578
Environmental cost provision, Deer Park facility             288           --           --             --            288
                                                         -------     --------       ------        -------       --------
                                                          41,933      112,250        7,159         (2,752)       158,590
                                                         -------     --------       ------        -------       --------
Operating earnings                                         3,305       13,299          690             --         17,294
Non-operating income (expense)
Interest income                                              351           16           40             --            407
Interest expense                                          (2,408)          --           --             --         (2,408)
Other, net                                                    (6)          29          (41)            --            (18)
                                                         -------     --------       ------        -------       --------
                                                          (2,063)          45           (1)            --         (2,019)
Earnings before income taxes                               1,242       13,344          689             --         15,275
Income tax benefit (expense)                                 628       (5,751)        (311)            --         (5,434)
                                                         -------     --------       ------        -------       --------
Earnings after income taxes                                1,870        7,593          378             --          9,841
Equity in undistributed earnings of subsidiaries           7,971           --           --         (7,971)            --
                                                         -------     --------       ------        -------       --------
Net earnings                                             $ 9,841     $  7,593       $  378        $(7,971)      $  9,841
                                                         =======     ========       ======        =======       ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 24, 2005
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
Net Sales                                               $132,178     $304,555       $22,054       $(10,283)     $448,504
Costs and expenses:
Cost of sales                                            108,874      222,573        15,348        (10,283)      336,512
Selling, general and administrative                       11,230       45,892         4,806             --        61,928
Research and development                                   3,701        7,547           742             --        11,990
Environmental cost provision, Deer Park facility           1,538           --            --             --         1,538
                                                        --------     --------       -------       --------      --------
                                                         125,343      276,012        20,896        (10,283)      411,968
                                                        --------     --------       -------       --------      --------
Operating earnings                                         6,835       28,543         1,158             --        36,536
Non-operating income (expense)
Interest income                                            1,060           44            98             --         1,202
Interest expense                                          (6,873)          --            --             --        (6,873)
Other, net                                                     5           52          (135)            --           (78)
                                                        --------     --------       -------       --------      --------
                                                          (5,808)          96           (37)            --        (5,749)
Earnings before income taxes                               1,027       28,639         1,121             --        30,787
Income tax benefit (expense)                                 495      (11,836)         (608)            --       (11,949)
                                                        --------     --------       -------       --------      --------
Earnings after income taxes                                1,522       16,803           513             --        18,838
Equity in undistributed earnings of subsidiaries          17,316           --            --        (17,316)           --
                                                        --------     --------       -------       --------      --------
Net earnings                                            $ 18,838     $ 16,803       $   513       $(17,316)     $ 18,838
                                                        ========     ========       =======       ========      ========

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 24, 2005
(IN THOUSANDS)

                                                           EDO
                                                       Corporation
                                                         Parent     Subsidiary
                                                      Company Only  Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                      ------------  ----------  --------------  ------------  ------------
OPERATING ACTIVITIES:
Earnings from continuing operations                     $ 18,838     $ 16,803       $   513       $(17,316)     $ 18,838
Adjustments to earnings to arrive at cash
   provided by continuing operations:
Depreciation                                               3,205        3,616           417             --         7,238
Amortization                                                  --        3,568           751             --         4,319
Bad debt expense                                             244          755            --             --           999
Loss on sale of property, plant and equipment                 --            3            --             --             3
Environmental cost provision, Deer Park facility           1,538           --            --             --         1,538

Long-term Incentive Plan compensation expense              1,298           --            --             --         1,298
Employee Stock Ownership Plan compensation expense         3,771           --            --             --         3,771
Dividends on unallocated Employee Stock Ownership
   Plan shares                                               191           --            --             --           191
Common shares issued for directors' fees                     148           --            --             --           148
Changes in operating assets and liabilities,
   excluding effects of acquisitions:
Equity in earnings of subsidiaries                       (17,316)          --            --         17,316            --
Intercompany                                              22,997      (22,855)         (142)            --            --
Accounts receivable                                       (6,730)     (15,064)         (420)            --       (22,214)
Inventories                                               (1,491)      (8,843)          201             --       (10,133)
Prepayments and other assets                               4,234         (608)          (12)            --         3,614
Accounts payable, accrued liabilities and other          (12,044)      12,674        (1,250)            --          (620)
Contribution to defined benefit pension plan              (6,000)          --            --             --        (6,000)
Contract advances and deposits                            (3,168)      20,276            --             --        17,108
                                                        --------     --------       -------       --------      --------
Cash provided by operations                                9,715       10,325            58             --        20,098
                                                        --------     --------       -------       --------      --------
INVESTING ACTIVITIES:
Purchase of Property, plant and equipment                (11,778)      (6,434)         (192)            --       (18,404)
Payments received on notes receivable                        225           --            --             --           225
Cash paid for acquisitions, net of cash acquired         (45,180)          --            --             --       (45,180)
                                                        --------     --------       -------       --------      --------
Cash used by investing activities                        (56,733)      (6,434)         (192)            --       (63,359)
                                                        --------     --------       -------       --------      --------
FINANCING ACTIVITIES:
Proceeds from exercise of stock options                      839           --            --             --           839
Excess income tax benefit from stock options and
   Long-term Incentive Plan                                  661           --            --             --           661
Proceeds from management group receivables                    11           --            --             --            11
Repayments of acquired debt                               (6,931)          --                                     (6,931)
Payment of common share cash dividends                    (1,815)          --            --             --        (1,815)
                                                        --------     --------       -------       --------      --------
Cash used by financing activities                         (7,235)          --            --             --        (7,235)
                                                        --------     --------       -------       --------      --------
Net (decrease) increase in cash and cash
   equivalents                                           (54,253)       3,891          (134)            --       (50,496)
Cash and cash equivalents at beginning of period          93,129        1,314         4,441             --        98,884
                                                        --------     --------       -------       --------      --------
Cash and cash equivalents at end of period              $ 38,876     $  5,205       $ 4,307       $     --      $ 48,388
                                                        ========     ========       =======       ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company designs and manufactures a diverse range of products with core competencies in critical defense areas. We are a leading supplier of sophisticated, highly engineered products and systems for defense, aerospace and intelligence applications. We believe our advanced systems are mission-critical on a wide range of military programs and are at the core of transforming defense capabilities. We have two reporting segments: Engineered Systems and Services and Electronic Systems and Communications. Our Engineered Systems and Services segment comprises of aircraft armament systems, integrated composite structures, undersea warfare sonar systems, and professional engineering services. Our Electronic Systems and Communications segment provides highly-engineered electronic systems and equipment including electronic warfare systems, reconnaissance and surveillance systems, signal intelligence systems, command, control, communications, and computers (C4) products and systems, Information and Intelligence Warfare Markets. The Company has a disciplined acquisition program which is diversifying its base of major platforms and customers.

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

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the Consolidated Financial Statements as of September 30, 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 24, 2005

     Net sales by segment were as follows:

                                                THREE MONTHS ENDED          INCREASE/
                                          -----------------------------    (DECREASE)
                                          SEPTEMBER 30,   SEPTEMBER 24,       FROM
SEGMENT                                        2006            2005       PRIOR PERIOD
-------                                   -------------   -------------   ------------
                                                  (IN THOUSANDS)
Engineered Systems & Services .........      $ 77,648        $ 57,325         35.5%
Electronic Systems & Communications ...       106,745         118,559        (10.0%)
                                             --------        --------        -----
Total .................................      $184,393        $175,884          4.8%
                                             ========        --------        -----

     In the Engineered Systems and Services segment, the increase in sales was attributable to the acquisition of Fiber Innovations which was acquired on September 19, 2005 and CAS which was acquired on September 6, 2006 plus increased sales of undersea warfare products, flight line test products and professional services. These increases were partially offset by lower sales in aircraft armament systems.

     In the Electronic Systems and Communications segment, the decrease in sales was attributable to continued lower sales volume of electronic force protection systems resulting from lack of follow-on orders for systems in previous periods and a delay in delivery for those systems on order. This decrease was partially offset by increased sales of C4 products and systems, including the Transition Switch Module (TSM), in addition to sales contributed by NexGen, which was acquired on December 20, 2005, and the sales contributed by IST which was acquired on September 15, 2006.

     Operating earnings by segment were as follows:

                                                THREE MONTHS ENDED
                                          -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 24,
SEGMENT                                        2006            2005
-------                                   -------------   -------------
                                                  (IN THOUSANDS)
Engineered Systems & Services .........       $  674         $ 3,005
Electronic Systems & Communications ...        1,730          14,577
Environmental cost provision, Deer
   Park facility ......................       $   --            (288)
                                              ------         -------
Total .................................       $2,404         $17,294
                                              ======         =======

     Operating earnings for the three months ended September 30, 2006 were $2.4 million or 1.3% of net sales. This compares to operating earnings for the three months ended September 24, 2005 of $17.3 million or 9.8% of net sales.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                THREE MONTHS ENDED
                                          -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 24,
                                               2006            2005
                                          -------------   -------------
                                                  (IN THOUSANDS)
Pension ...............................       $1,194          $1,070
ESOP Compensation expense .............       $  975          $1,221
Other intangible asset amortization ...       $1,707          $1,698
                                              ------          ------
                                              $3,876          $3,989
                                              ======          ======

     The increase in pension expense in 2006 compared to 2005 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The lower ESOP compensation expense for the three months ended September 30, 2006 is attributable to our lower average stock price compared to the three months ended September 24, 2005. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense.

     The Engineered Systems and Services segment's operating earnings for the three months ended September 30, 2006 were $0.7 million or 0.9% of this segment's net sales compared to operating earnings of $3.0 million or 5.2% of this segment's net sales for the three months ended September 24, 2005. Operating earnings for the three months ended September 30, 2006, were negatively impacted by a $2.2 million cost growth on an aircraft armament systems program and a $0.4 million cost growth on an undersea warfare program as well as lower margins due to lower sales volume of composite structures, primarily the Joint Air to Surface Standoff Missile units (JASSM) and the attendant higher absorption of overhead costs. We believe that, based on our most current estimates, we have accounted for all future costs necessary to complete these programs. In addition, operating earnings for Engineered Systems and Services were impacted by a write-down of unamortized other intangible assets of $1.5 million related to the Company's rugged computer product line. As sales and orders were not materializing to expected levels, the Company tested for impairment and it was determined that the future undiscounted cash flows associated with these assets were insufficient to recover their carrying values. These assets were written down to zero, which was determined on the basis of future discounted cash flows. These negative impacts were partially offset by performance improvements on other undersea warfare programs and by the acquisition of CAS on September 6, 2006.

     For the three months ended September 24, 2005 the Engineered Systems and Services segment's operating earnings were negatively impacted by $1.0 million for the same undersea warfare systems program noted above and a $1.4 million impact on several sonar array/depth sounder programs.

     The Electronic Systems and Communications segment's operating earnings for the three months ended September 30, 2006 were $1.7 million or 1.6% of this segment's net sales compared to operating earnings of $14.6 million or 12.3% of this segment's net sales for the three months ended September 24, 2005. Operating earnings were negatively impacted by the significantly lower sales volume of electronic force protection systems. For the three months ended September 30, 2006, sales of Warlock force protection systems represented 2.1% of our total sales compared to 32.7% for the three months ended September 24, 2005. In addition, earnings were negatively impacted by a charge of approximately $2.1 million related to the settlement of a contract dispute during the third quarter of 2006. This was partially offset by higher earnings due to the above mentioned TSM sales and performance improvements on other programs. For the three months ended September 30, 2006, sales of TSM represented 13.9% of our total sales compared to less than 1% for the three months ended September 24, 2005.

     Selling, general and administrative expenses for the three months ended September 30, 2006 of $30.2 million increased as a percent of net sales to 16.4% from 12.3% for the three months ended September 24, 2005. The increase is attributable to the three acquisitions made in 2005, which resulted in an increase in other intangible asset amortization expense and costs accrued for stay pay agreements. The acquisitions of CAS and IST also contributed to the increase. In addition, the aforementioned legal settlement is reflected in selling, general and administrative costs for the three months ended September 30, 2006.

     Research and development expense for the three months ended September 30, 2006 increased to $4.7 million or 2.5% of net sales from $3.6 million or 2.0% of net sales for the three months ended September 24, 2005. The increase is attributable to higher than usual spending on advanced communications detections technologies partially offset by lower spending on force protection.

     Interest expense, net of interest income, for the three months ended September 30, 2006 increased to $2.5 million from $2.0 million for the three months ended September 24, 2005. Interest expense for the three months ended September 30, 2006 is associated primarily with our 4.0% Convertible Subordinated Notes ("Notes") due 2025 and recent borrowings under our revolving credit facility. Also included in interest expense is the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility. Interest expense for the three months ended September 24, 2005 included the costs of our $138.0 million 5.25% Convertible Subordinated Notes.

     For the three months ended September 30, 2006, we recorded a discrete income tax benefit of $2.3 million related primarily to claims for the federal research and development credit and extraterritorial income (ETI) exclusion tax benefits not previously claimed. In the third quarter of 2005, the Company recorded an income tax benefit of $0.8 million resulting from the reversal of income tax contingencies which were determined to be no longer needed.

     For the three months ended September 30, 2006, net earnings were $2.1 million or $0.11 per diluted common share on 18.6 million diluted shares compared to net earnings of $9.8 million or $0.48 per diluted common share on
22.8 million diluted shares for the three months ended September 24, 2005. The convertible notes were anti-dilutive for the third quarter 2006 and dilutive in the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 24, 2005

     Net sales by segment were as follows:

                                                NINE MONTHS ENDED           INCREASE/
                                          -----------------------------    (DECREASE)
                                          SEPTEMBER 30,   SEPTEMBER 24,       FROM
SEGMENT                                        2006            2005       PRIOR PERIOD
-------                                   -------------   -------------   ------------
                                                  (IN THOUSANDS)
Engineered Systems & Services .........      $199,078        $169,986        17.1%
Electronic Systems & Communications ...       257,422         278,518        (7.6%)
                                             --------        --------        ----
Total .................................      $456,500        $448,504         1.8%
                                             ========        ========        ----

     In the Engineered Systems and Services segment, the increase in sales was attributable to higher sales of aircraft armament systems relating to the F-22 missile launcher program, higher sales in composite structures which include Fiber Innovations which was acquired on September 19, 2005 and the acquisition of CAS on September 6, 2006. In addition, sales increased in undersea warfare products and in professional services and were slightly offset by sales decline in the flight line test systems due to delayed orders in the early part of the period. The award was originally expected in the first quarter of 2006, but was not received until August 2006.

     In the Electronic Systems and Communications segment, the decrease in sales was attributable to lower sales due to lack of orders this year for our electronic force protection systems and a delay in delivery of those systems on order. These lower sales were partially offset by sales of EVI, NexGen and CAS, which were acquired in the second and fourth quarter of 2005 and the third quarter of 2006, respectively. Additional offset to the lower force protection sales resulted from the increase in sales of the TSM units for the Marine Corps and higher sales in B-1B spares, as well as radar and RF products.

     Operating earnings by segment were as follows:

                                                NINE MONTHS ENDED
                                          -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 24,
SEGMENT                                        2006            2005
-------                                   -------------   -------------
                                                  (IN THOUSANDS)
Engineered Systems & Services .........       $3,891         $ 9,168
Electronic Systems & Communications ...        4,246          28,906
Environmental cost provision, Deer Park
   facility ...........................           --          (1,538)
                                              ------         -------
Total .................................       $8,137         $36,536
                                              ======         =======

     Operating earnings for the nine months ended September 30, 2006 were $8.1 million or 1.8% of net sales. This compares to operating earnings for the nine months ended September 24, 2005 of $36.5 million or 8.1% of net sales.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                NINE MONTHS ENDED
                                          -----------------------------
                                          SEPTEMBER 30,   SEPTEMBER 24,
                                               2006            2005
                                          -------------   -------------
                                                  (IN THOUSANDS)
Pension ...............................      $ 3,582         $ 3,209
ESOP Compensation expense .............      $ 3,310         $ 3,771
Other intangible asset amortization ...      $ 5,121         $ 4,319
Stock-based compensation expense for
   options ............................      $   838         $    --
                                             -------         -------
                                             $12,851         $11,299
                                             =======         =======

     The increase in pension expense in 2006 compared to 2005 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The lower ESOP compensation expense for the first nine months of 2006 is attributable to our lower average stock price compared to the first nine months of 2005. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The increase in other intangible asset amortization expense is attributable to the three acquisitions made in 2005.

     The increase in Stock-Based Compensation Expense relates to the implementation of Financial Accounting Standards Board Statement No. 123(R), Accounting for Stock-Based Compensation, (FAS 123(R)). With respect to FAS 123(R), no further costs are anticipated in 2006 related to non-vested stock options. Prior to adoption of FAS 123(R) as of January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized and pro-forma disclosure information was provided. In 2006, we issued options only to Directors. Those options were 100% vested at issuance and, therefore, accounted for most of the $0.8 million of expense recorded in the first quarter.

     The Engineered Systems and Services segment's operating earnings for the nine months ended September 30, 2006 were $3.9 million or 2.0% of this segment's net sales compared to operating earnings of $9.2 million or 5.4% of this segment's net sales for the nine months ended September 24, 2005. Operating earnings were negatively impacted by a $2.5 million cost growth on an undersea warfare program, $1.4 million and $2.2 million on two aircraft armament systems programs. We believe that, based on our most current estimates, we have accounted for all future costs necessary to complete these programs. In addition, operating earnings were negatively impacted by $1.2 million in respect of the conclusion of a legal action as well as a write-off of unamortized other intangible assets of $1.5 million related to the Company's rugged computer product line. Sales and orders were not materializing to expected levels. Consequently, the related other intangible assets were deemed impaired. These reductions were partially offset by performance improvement on other jobs, release of a $0.9 million reserve on a completed aircraft armament program and a $0.5 million reserve release on a sonar systems program, both due to program completion under anticipated cost, and by earnings from the recently acquired CAS.

     For the nine months ended September 24, 2005, the Engineered Systems and Services segment's operating earnings were negatively impacted by a cost growth of approximately $3.2 million on an undersea warfare sonar program. This was offset by a positive impact to operating earnings of approximately $1.6 million due to performance improvements on an aircraft armament program.

     In the Electronic Systems and Communications segment, operating earnings for the nine months ended September 30, 2006 were $4.2 million or 1.6% of this segment's net sales compared to operating earnings of $28.9 million or 10.4% of this segment's net sales for the nine months ended September 24, 2005. Operating earnings were negatively impacted by less recovery of overhead expenses due to lower sales volume of electronic force protection systems, cost growth of $2.5 million on an interference cancellation program, lower milestone achievements of reconnaissance and surveillance systems and acquisition-related costs for stay pays associated with the acquisitions in 2005 and 2006. For the nine months ended September 30, 2006, sales of warlock force protection systems represented 2.9% of our total sales compared to 21.4% for the nine months ended September 24, 2005. Operating earnings were additionally impacted by $3.8 million relating to the settlement of the above-mentioned contract dispute. This was partially offset by higher earnings relating to our RF products, B-1B support and radar products.

     Legal costs and provisions for liabilities for the concluded legal matters referred to above had an adverse effect on the results of operations for the nine months ended September 30, 2006 of approximately $5.0 million.

     Selling, general and administrative expenses for the nine months ended September 30, 2006 of $79.0 million increased as a percent of net sales to 17.3% from 13.8% for the nine months ended September 24, 2005. The increase is attributable to the three acquisitions made in 2005 and the two in the current year, the aforementioned legal matters and the effect of the implementation of FAS 123(R). Other intangible asset amortization also increased due to an increase in other intangibles from the acquisitions of EVI, Fiber Innovations, and NexGen.

     Research and development expense for the nine months ended September 30, 2006 decreased to $11.0 million or 2.4% of net sales from $12.0 million or 2.7% of net sales for the nine months ended September 24, 2005, during which time there was higher spending on electronic force protection, aircraft armament and composite munitions.

     Interest expense, net of interest income, for the nine months ended September 30, 2006 decreased to $5.1 million from $5.7 million for the nine months ended September 24, 2005 primarily due to higher interest income on a higher average cash balance and a lower interest rate on our 4.0% Convertible Notes issued in November 2005. These decreases were partially offset by interest expense associated with borrowings under the revolver. Also included in interest expense is the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     Income tax expense reflects a benefit of 153% for the nine months ended September 30, 2006 and an expense of 38.8% for the nine months ended September 24, 2005. For the nine months ended September 30, 2006, we recorded a discrete income tax benefit during the third quarter of $2.3 million related primarily to claims for the federal research and development credit and extraterritorial income (ETI) exclusion tax benefits not previously claimed and an income tax benefit of $3.7 million due to the reversal of income tax contingency reserves related to the resolution of an outstanding tax matter which was determined during the second quarter to be no longer needed. In the nine months ended September 24, 2005, the Company recorded an income tax benefit of $0.8 million resulting from the reversal of income tax contingencies which were determined during the third quarter to be no longer needed.

     For the nine months ended September 30, 2006, net earnings were $7.4 million or $0.40 per diluted common share on 18.6 million diluted shares compared to net earnings of $18.8 million or $0.97 per diluted common share on
22.7 million diluted shares for the nine months ended September 24, 2005. The convertible notes were anti-dilutive for the nine months ended September 30, 2006 and dilutive for the nine months ended September 24, 2005.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

     Our cash and cash equivalents decreased 60.6% to $42.8 million at September 30, 2006 from $108.7 million at December 31, 2005. This decrease was due primarily to the acquisition of CAS and IST in the third quarter of 2006, as well as $14.2 million used for the purchase of capital equipment and $1.8 million for the payment of common share dividends.

     Accounts receivable increased 12.5% to $212.8 million at September 30, 2006 from $189.2 million at December 31, 2005 due in part to timing of collections of billed receivables, increased sales, and the aforementioned acquisitions. At September 30, 2006 approximately 85% of billed receivables were in the under-60 days aging category compared with 81% at December 31, 2005.

     Inventories increased 31.2% to $74.2 million at September 30, 2006 from $56.6 million at December 31, 2005 due primarily to the efforts expended on work-in-process on major programs and the delays in milestone achievements which would have generated sales and reduced inventories.

     The note receivable of $7.0 million at September 30, 2006 relates to the sale of our facility in Deer Park in 2003. The Deer Park facility note was due on the later of October 9, 2005 or the date EDO achieved "Material Closure" as defined as the note of certain environmental conditions. Subsequent to the end of the quarter, we received a payment in respect of this note. There is an on-going dispute between the Company and purchaser of the Deer Park facility relating to the date of Material Closure.

     In the nine months ended September 30, 2006, capital expenditures were $14.2 million. This compares to $18.4 million for the nine months ended September 24, 2005. For the nine months ended September 24, 2005 the higher expenditures were attributable to new facility capital for our Antenna Products business unit which was relocated to a new leased facility, as well as expansion and upgrades at several other facilities.

FINANCING ACTIVITIES

Credit Facility

     We have a five-year credit facility with a consortium of banks, led by Citibank, N.A., as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2010.

     The credit agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At September 30, 2006, LIBOR was approximately 5.3% and the applicable adjustment to LIBOR was 2.5%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases of up to $300 million.

     Letters of credit outstanding at September 30, 2006 pertaining to the credit facility were $38.7 million, resulting in $261.3 million available for borrowings. As at September 30, 2006, there were $200 million direct borrowings outstanding under the credit facility. There were no direct borrowings outstanding under the credit facility at December 31, 2005. Accrued interest payable was $0.9 million at September 30, 2006.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of September 30, 2006, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

     In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable was $3.1 million at September 30, 2006. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of September 30, 2006, there had been no such conversions.

Shelf Registration

     At September 30, 2006, our remaining capacity under the universal shelf registration statement that became effective in January 2004 was approximately $298.8 million.

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

COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of September 30, 2006, we have included the following table. We are obligated under building and equipment leases expiring between 2006 and 2019. The aggregate future minimum lease commitments under those obligations with non-cancellable terms in excess of one year are included in the table shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credits or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

                                                                      PAYMENTS DUE IN (IN MILLIONS):
                                                        ----------------------------------------------------------
                                                                                                          2011 AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:                 TOTAL    2006     2007    2008    2009    2010    BEYOND
----------------------------------------                ------   ------   -----   -----   -----   -----   --------
Borrowings Under Revolver ...........................   $200.0   $200.0   $  --   $  --   $  --   $  --    $   --
Notes payable .......................................     24.3      2.0     7.8     8.8     5.7      --        --
4.0% Convertible Subordinated Notes due 2025 (1) ....    201.2       --      --      --      --      --     201.2
Operating leases ....................................    159.3      5.7    22.7    21.6    19.9    17.4      72.0
Letters of credit ...................................     38.6      2.4    21.6     0.6    13.4      --       0.6
Projected pension contributions .....................     17.0       --     6.0     6.0     5.0      --        --
Advance payment and performance bonds ...............      1.9      0.2      --      --     1.7      --        --
                                                        ------   ------   -----   -----   -----   -----    ------
Total ...............................................   $642.3   $210.3   $58.1   $37.0   $45.7   $17.4    $273.8
                                                        ======   ======   =====   =====   =====   =====    ======

(1)  Excludes interest of approximately $8 million annually.

     During the third quarter of 2006, the Company contributed $6.0 million to the pension plan. Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

     Additionally, the Company is subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity. However, certain legal matters did adversely impact results of operations for the nine months ended September 30, 2006, as noted above.

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

     For the three and nine months ended September 30, 2006, sales of Warlock force protection systems represented 2.1% and 2.9% of net sales compared to 32.7% and 21.4% for the three and nine months ended September 24, 2005, respectively. In addition, for the three and nine months ended September 30, 2006, sales of TSM represented 13.9% and 7.3% of net sales compared to less than 1% of net sales for the same periods ended September 24, 2005.

BACKLOG

     The funded backlog of unfilled orders at September 30, 2006 increased to $771.6 million from $558.7 million at December 31, 2005. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

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

     Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates and IPR&D acquired in a stock purchase business combination and the non-deductibility of our non-cash ESOP compensation expense.

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

(a) EXHIBITS

10*    2004 Non-Executive Director Stock Ownership Plan, as amended.

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

*    Filed herewith.

(B) REPORTS ON FORM 8-K

     The following report on Form 8-K was filed during the three months ended September 30, 2006:

  DATE OF REPORT                         ITEMS REPORTED
  --------------                         --------------
   July 26, 2006     Item 1.01. Entry into a material definitive agreement.

                     Item 5.02. Departures of Directors or Principal Officers;
                     Election of Directors; Appointment of Principal Officers.

   July 27, 2006     Item 2.02. Results of Operations and Financial Condition.

  August 31, 2006    Item 1.01. Entry into a material definitive agreement.

 September 6, 2006   Item 1.01. Entry into a material definitive agreement.

                     Item 2.01. Completion of Acquisition or Disposition of
                     Assets.

September 15, 2006   Item 2.01. Completion of Acquisition or Disposition of
                     Assets.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, its principal financial officer, thereunto duly authorized.

                                        EDO CORPORATION (Registrant)


Dated: November 6, 2006                 By: /s/ FREDERIC B. BASSETT
                                            ------------------------------------
                                            Frederic B. Bassett
                                            Senior Vice President Finance,
                                            Treasurer and Chief Financial
                                            Officer