Form 10-K
period 2006-12-31
EDO CORP
filed 2007-03-08
CIK 31617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-K


(Mark One)


    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934

            FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2006

                                            OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934
            FOR THE TRANSITION PERIOD FROM            TO



                          COMMISSION FILE NUMBER 1-3985


                                  ------------

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

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [ ]     No [X]

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

Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated filer
                                       [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate market value of the registrant's common shares held by non-affiliates was $389,349,434 based on the reported last sale price of common shares on June 24, 2006 which is the last business day of the registrant's most recently completed second fiscal quarter.

     The number of shares of EDO common shares outstanding as of February 22, 2007 was 21,082,479 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain portions of the Registrant's definitive proxy statement (filed pursuant to Reg. 14A) relating to its 2007 Annual Meeting of Shareholders to be held on June 12, 2007 are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 EDO CORPORATION

                                TABLE OF CONTENTS




                                     PART I
Item 1   Business.........................................................     2
         Introduction.....................................................     2
         Acquisitions.....................................................     2
         Segments.........................................................     3
           Electronic Systems and Communications..........................     3
           Engineered Systems and Services................................     6
         Research and Development.........................................    11
         Marketing and International Sales................................    11
         Backlog..........................................................    12
         Government Contracts.............................................    12
         Competition and Other Factors....................................    13
         Environmental....................................................    13
         Employees........................................................    13
Item 1A  Risk Factors.....................................................    13
Item 1B  Unresolved Staff Comments........................................    19
Item 2   Properties.......................................................    19
Item 3   Legal Proceedings................................................    20
Item 4   Submission of Matters to a Vote of Security Holders..............    20

                                     PART II
Item 5   Market for Registrant's Common Equity and Related Shareholder
         Matters..........................................................    20
Item 6   Selected Financial Data..........................................    22
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................    23
Item 7A  Quantitative and Qualitative Disclosure About Market Risk........    23
Item 8   Financial Statements and Supplementary Data......................    37
Item 9   Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................    81
Item 9A  Controls and Procedures..........................................    81
Item 9B  Other Information................................................    81

                                    PART III
Item 10  Directors and Executive Officers of the Registrant...............    82
Item 11  Executive Compensation...........................................    82
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Shareholder Matters..................................    82
Item 13  Certain Relationships and Related Transactions...................    83
Item 14  Principal Accountant Fees and Services...........................    83

                                     PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-
         K................................................................    83
         (a) Financial Statements and Financial Statement Schedules and
         Exhibits.........................................................    83
         1. Financial Statements..........................................    83
         2. Financial Statement Schedules.................................    83
         3. Exhibits......................................................    84
         (b) Reports on Form 8-K..........................................    86
Certifications of the Chief Executive Officer.............................
Certifications of the Chief Financial Officer.............................
Signatures................................................................    87

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     EDO Corporation was incorporated in New York in 1925 by Earl Dodge Osborn, from whose initials "EDO" is derived.

     EDO Corporation designs and manufactures a diverse range of products for aerospace, defense, intelligence, and commercial markets. We serve all branches of the military, as well as international markets. Major product groups include: defense electronics, communications, aircraft-armament systems, undersea warfare, integrated composite structures, and professional and engineering services. Our advanced systems are at the core of the transformation to lighter, faster, and smarter defense capabilities.

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

ACQUISITIONS

     Acquisitions have accounted for the majority of EDO's growth over the past five years. In 2006 and 2005 we acquired five privately-held companies, bringing us to a total of eleven acquisitions since 2000. Our five most recent acquisitions are as follows:



- IMPACT SCIENCE & TECHNOLOGY INC       Acquired September 15, 2006
  (IST):  Services include advanced
  radar countermeasures, electronic
  attack and electronic force
  protection, intelligence systems,
  software products, and systems
  engineering and analysis services.
  IST has increased our presence in
  the intelligence community.
- CAS INC.: CAS provides engineering    Acquired September 6, 2006
  services, logistics support, and
  weapons-systems analysis to the
  Department of Defense. CAS brings to
  EDO a substantial presence with the
  United States Army, its largest
  customer. CAS has tripled the size
  of our professional and engineering
  services business.
- NEXGEN COMMUNICATIONS, LLC:  NexGen   Acquired December 20, 2005
  focuses on developing innovative and
  rapid-response communication
  solutions for the military and
  intelligence communities. They have
  added a diverse set of U.S.
  government organizations to our
  customer base.
- FIBER INNOVATIONS, INC.:  This        Acquired September 19, 2005
  acquisition has added important
  complementary design and
  manufacturing capabilities to EDO's
  integrated-composite-structures
  business. The company is a pioneer
  in the efficient production of
  complex composite structures for
  aerospace and commercial customers.
- EVI TECHNOLOGY, LLC:  EVI designs     Acquired May 2, 2005
  and manufactures classified
  intelligence systems. EVI has
  broadened our engineering
  capabilities and expanded our range
  of products with the intelligence
  community.

SEGMENTS

     EDO is comprised of two reporting segments, Electronic Systems and Communications, and Engineered Systems and Services.

PERCENT CONSOLIDATED NET SALES:


                                 ELECTRONIC SYSTEMS AND           ENGINEERED SYSTEMS
                                     COMMUNICATIONS                  AND SERVICES
                                 ----------------------           ------------------


2006........................               54%                            46%
2005........................               63%                            37%
2004........................               51%                            49%


                      ELECTRONIC SYSTEMS AND COMMUNICATIONS

     This reporting segment consists of our Electronic Warfare, Command, Control, Communications and Computers, ("C4") and Intelligence and Information Warfare ("IIW") business sectors. It includes the following major product lines:

ELECTRONIC FORCE PROTECTION

     Sales of electronic force protection products accounted for 4%, 22%, and 7%, of consolidated net sales in 2006, 2005 and 2004, respectively. These products are designed to protect troops by intercepting and jamming or modifying electronic signals used to trigger remotely controlled explosive devices, including improvised explosive devices, or IEDs.

     In 2004 and 2005, we received substantial orders from the U.S. Army for our counter-IED equipment, generally known as Warlock. This resulted in a large increase in 2005 revenue from this product line. Our customer had requested that we prepare for similar levels of production in 2006. However, customer orders for this product in 2006 did not meet 2005 levels. Consequently, production declined dramatically in 2006, resulting in underutilized capacity, workforce reductions, and substantially reduced earnings.

INTERFERENCE CANCELLATION

     EDO has been a world leader in interference-cancellation technology for more than 25 years. Our technology is used to eliminate interference in dense electromagnetic environments that can degrade the effectiveness of radios and other electronic equipment. Under a contract from the Boeing Company, EDO has developed an interference-cancellation system for the EA-18G Growler aircraft. The EA-18G has been selected by the U.S. Navy to replace the EA-6B Prowler, which provides an umbrella of protection for strike aircraft, ground troops and ships by jamming enemy radar, electronic data links and communications. EDO's interference-cancellation equipment will allow U.S. forces to maintain clear communications while jamming enemy signals.

     In addition, EDO is providing the interference-cancellation subsystem for the CV-22 Osprey tilt-rotor aircraft and the Coast Guard modernization project known as Deepwater.

AIRBORNE ELECTRONIC WARFARE SYSTEMS

     Our AN/ALQ-161 is the defensive avionics system that protects the U.S. Air Force's B-1B bomber from radar-guided and infrared-guided missile threats. Currently, we provide continued logistics support, sustaining engineering support and capability upgrades to the AN/ALQ-161. This support includes software enhancements and hardware improvements to increase situation awareness and jamming effectiveness while decreasing costs. In 2006, we completed development of a major upgrade for the missile-warning system and an advanced Digital RF Memory (DRFM) technique generator. Production for the missile-warning system was initiated in 2006, while production for the DRFM is planned for 2007. In 2006, EDO was also awarded a $9.0 million contract to supplement the Air Force's organic-repair facility for Line Replaceable Units (LRUs), a new market area for EDO. In 2006, EDO received numerous awards, totaling $41 million, to maintain the AN/ALQ-161 systems and allow the B-1B bomber to perform its mission against ever-changing threats.

     We were the original designer and integrator of the AN/ALQ-99 Tactical Support Jamming System for the EA-6B aircraft in the 1960s. We have been under contract for support and modifications for this aircraft's systems and subsystems since then. We continue to maintain and support the AN/ALQ-99 system, including the current on-board system hardware and the tactical jamming pods. The DoD currently expects EA-6B aircraft to be in operation through 2015 as the jamming pod migrates to the EA-18G Growler aircraft. The jamming pod which contains our Universal Exciter Upgrade (UEU) hardware will continue to be in operation beyond 2020.

     We are marketing an Advanced DRFM self-protect jamming pod, known as ACAP, that has been designed for use on tactical aircraft and has proven its performance during military engagements. We delivered the first ACAP jamming pods in 2006 to the Air Force for use by aggressor squadrons. We are also providing continued training and logistics support on these systems.

     EDO also provides a state-of-the-art Solid State Power Amplifier (SSPA) which is at the heart of the F-22 Raptor's Inter Flight Data Link (IFDL) system. EDO is currently delivering Lot 6 production units.

     Seawatch is a maritime-patrol radar designed for reconnaissance and surveillance applications. In 2006, we successfully completed integrating the system and conducted major demonstrations on the Predator unmanned air vehicle for both the U.S. and Australian Navies. Our first sale to the U.S. market occurred in early 2006. This $11.7 million program provides for engineering, production systems, and logistics support on the U.S. Coast Guard C-130J program.

ELINT/ESM SYSTEMS

     Sales of Electronic Intelligence (ELINT) and Electronic Support Measure
(ESM) systems accounted for 12%, 13%, and 16%, of consolidated net sales in 2006, 2005, and 2004, respectively.

     The primary purpose of an ELINT system is to determine what electronic signals are in the mission environment and accurately collect parametric data about the signal. The analyzed data is stored in collection libraries for subsequent use in ESM systems that provide both situational awareness and warning of enemy threats. A key feature of EDO's ESM systems is precision direction-finding at long range, even in difficult electromagnetic environments. They can be integrated into any type of combat-system multi-function console that enables the rapid dissemination of radar threat intercept data.

     Our ES-3601 and ES-3701 are leading international ESM systems for naval applications. More than 60 systems have been sold, many of which are already in operation at sea. The ES-3701 was selected by several international navies for new construction and ESM upgrade programs. The ES-3601 has been selected by General Dynamics for the initial "Flight 0" Littoral Combat Ship and the first system was delivered in 2006. The ES-3601 has received a U.S. Government nomenclature AN/SLD-4(V). EDO is currently developing a next generation all-digital ESM system, to be known as the ES-3801.

     Our ALR-95 ESM system is currently operational on U.S. Navy maritime patrol aircraft and several international countries. The ALR-95 was also selected by Lockheed Martin for the U.S. Coast Guard Deepwater program maritime patrol mission.

INTELLIGENCE AND INFORMATION WARFARE SYSTEMS

     As a result of three acquisitions in 2005 and 2006, EDO has a growing presence in the design and production of specialized communications and electronics systems for a diverse set of U.S. government organizations. In particular, we specialize in developing innovative solutions for intelligence, law-enforcement and special operations applications including rapid-response wireless requirements of these organizations.

     Intelligence and Information Warfare Systems consists of the products from the following acquired businesses: Impact Science & Technology, Inc. (IST), acquired in September 2006 and EVI Technology and NexGen Communications both acquired in 2005. Nearly all of our IIW programs are classified.

     We provide strategic systems and the critical infrastructure necessary for development of next generation ELINT and Communications Intelligence (COMINT) systems. These include real-time high-data-rate signals acquisition, storage, retrieval, analysis, and graphics systems. Examples of our SIGINT solutions include:

     - Wide-Band Instantaneous Frequency Pulse Parameterizers & VME black boxes

     - High performance Data Storage, Archiving, and Retrieval Systems

     - Real-Time Displays -- An integrated suite of tools that support signals analysis and exploitation of continuously streaming real-time and file-based data.

     - Data-on-Demand -- A data distribution system enabling classified signal-processing centers to quickly obtain high-priority data electronically.

     - Web-Based Architectures that provide data search, compression and filtering of archives dispersed throughout the world.

     Our recent acquisitions have helped us create a critical mass of capability and a broad presence in the intelligence, law-enforcement, and special-operations communities setting the stage for the pursuit of a wide range of opportunities in those communities.

C4 PRODUCTS

     Sales of Command, Control, Communications and Computers (C4) products and services accounted for 14%, 10%, and 11% of consolidated net sales in 2006, 2005 and 2004, respectively.

     EDO's leading C4 program, the Transition Switch Module (TSM), experienced significant growth in 2006. The TSM will provide a flexible unit level switch capability to transition between legacy TRI-TAC switches (SB-3865 and TTC-42) and current commercial technology. The TSM interfaces with all existing Marine Corps telecommunication transmission equipment to provide digital voice, data, and video communications to deployed Marine units. Our TSM contract is an indefinite-delivery/indefinite-quantity contract with a maximum value of $240.0 million. Under this contract we received awards of $137.0 million in 2006. Production under the current contract is expected to continue through 2009, and life-cycle support will continue through 2010.

     The Joint Enhanced Core Communications System (JECCS), or AN/TSQ-231 Tactical Communications System, provides the Marine Corps with a mobile, first-in system for network management, data and voice transmission, and switching services. In 2006, EDO was awarded contracts for three additional JECCS systems with related spares and support for a total value of $11.0 million, bringing the total number of JECCS units ordered to 17. Deliveries of JECCS units will continue through the first half of 2007.

     EDO maintains a C4 lab for the Marine Corps that includes an array of circuit-switching and technical-control equipment. This lab gives us the ability to test equipment for interoperability on-line with other DoD and USMC laboratories as well as participate in DoD-wide interoperability exercises. The lab is a key enabler for future developments and growth with military tactical communications customers.

     We provide engineering and C4 field services to U.S. Navy ships, shore sites and critical programs, through our Fleet Systems Engineering Teams (FSET) contract. FSETs are provided on a continuous basis to Carrier Strike Groups
(CSGs), Expeditionary Strike Groups (ESGs), Network Operations Security Centers (NOSCs) and Naval Computer and Telecommunications Area Master Stations (NCTAMS). Our technicians keep communication networks functioning, optimize the networks to meet changing mission requirements, and ensure connectivity between systems and across networks. Ancillary to our FSET activities, we provide integration and training services for the U.S. Navy. We also provide design, development, installation and training services for the Virginia-class and Seawolf-class submarine Exterior Communications System (ECS).

     EDO continues to provide ongoing C4 services for USAID's Office of Foreign Disaster Assistance (OFDA), supporting the U.S. response to worldwide disasters. We provide OFDA headquarters with network administration, communications field support, integrated logistics support, training, and communications and IT equipment procurement and maintenance.

     EDO's presence supporting U.S. operational forces with field communications under our international communications product line continued throughout 2006. Land Mobile Radio (LMR) support continued in Kosovo and Afghanistan under prime contracts with the U.S. Government.

ANTENNA PRODUCTS

     We design and manufacture antenna systems for a wide variety of military and commercial applications including communications, electronic warfare, navigation, radar, and wireless Local Area Networks. Our antenna business is approximately 57% military and 43% commercial. Our military antennas are deployed on many different types of platforms and vehicles including fixed wing and rotary aircraft, unmanned aerial vehicles (UAVs), satellites, surface ships, submarines, and ground vehicles. Our commercial antennas are used on airliners, business jets, and general-aviation aircraft. We have been effective in establishing long-term agreements with most of the prime aircraft manufacturers, Boeing being the most prominent.

     We have a broad customer and product base in this business. In 2006, we sold more than 40,000 antennas of 420 different types to more than 400 original-equipment manufacturers and after-market customers including the antennas for our Warlock product. We also receive revenue from spare-part sales and repair services for an installed base of antennas in excess of 400,000 units.

     We continually work on the development of new antenna products via internally funded and customer-sponsored research and development. Although a majority of our new antenna development work is sponsored by our customers, we have made significant breakthroughs in "low-observable" and "reduced-size aperture" antenna technology development through the use of available internal discretionary funding.

     In 2006, we won a number of significant antenna-development programs that include long-term production potential. Specific programs include the multifunction landing-aid antennas for the F-35 Lightning II aircraft, low-observable retractable-blade antennas for covert airborne operations and UAV platforms, and long-term, multi-year contracts with U.S. Government agencies to provide broadband vehicular communication antennas for U.S. Armed Forces serving in the Middle East and anti-jam GPS antennas for both domestic and foreign upgrades for the AV8B Harrier aircraft. These and other important awards have added to our continuing production base and will position EDO to sustain our consistent deliveries in excess of 40,000 antennas per year.

     Approximately 17% of EDO's antenna business is international. Significant wins this year include awards for the anti-jam GPS antennas for the A400M European Consortium aircraft, UHF SATCOM antennas for the Eurocopter NH-90 Helicopter, and an ESM antenna suite for ELTA/IAI in Israel.

                         ENGINEERED SYSTEMS AND SERVICES

     This reporting segment consists of our Integrated Systems and Structures, Undersea Warfare, and Professional and Engineering Services business sectors. It includes the following major product lines:

AIRCRAFT ARMAMENT SYSTEMS

     Sales of aircraft armament systems accounted for 10%, 11%, and 12%, of consolidated net sales in 2006, 2005, and 2004, respectively.

     Aircraft armament systems include sophisticated devices that allow for the carriage and release of bombs, missiles, and other "stores" utilized by military aircraft. We also design and produce the electronic interfaces between the weapon and the aircraft that allow for targeting and release of those weapons.

     Over the past two decades, EDO has made significant investments in carriage-and-release technology to meet the worldwide demand for "smart", lightweight, high-performance weapons-interface systems. We developed and manufactured bomb-release units (BRU) for the F-15E aircraft, ejection-release units (ERU) for the Tornado multi-role combat aircraft, pneumatic missile-eject launchers for the F-22, and smart-weapon, multiple-carriage systems for the F-18 and F-16s.

     In 2006, we continued production of F-15E BRUs for the USAF and international customers and provided spare-parts support for Tornado ERUs and F-15 BRUs worldwide. We also continued production of LAU-142/A missile launchers, known as AVEL, for the F-22 Raptor aircraft. The AVEL carries and ejects missiles from internal bays employing a highly reliable pneumatic-ejection system controlled by the aircraft's stores-management system. We are under contract for depot support and anticipate that we will provide depot support through the life of the F-22. We also received a contract for the second production lot of 175 BRU-55 dual-carriage, "smart" bomb racks for the Navy's F/A-18 aircraft, bringing the total to 310 units. The contract will extend for approximately 24 months and includes an option for additional production units.

     Also in 2006, we continued development and testing of the pneumatic suspension-and-release system for the F-35 Lightning II program, and the bomb-rack system and the sonobouy-launch system for the P-8A Poseidon multi-mission maritime aircraft.

INTEGRATED COMPOSITE STRUCTURES

     Our capabilities in the area of fiber-reinforced advanced composite structures include product and system design, engineering analysis, process development, tooling design and fabrication, qualification testing and validation, production, and after-market support. The primary focus of our business-development effort is advanced composite structures for all types of platforms including manned and unmanned aircraft, missiles, space and satellite, ships and ground vehicles.

     EDO produces integrated composite structures through innovative manufacturing processes and preforming technologies. These processes include filament winding, hand lay-up autoclave cured, braiding, Resin Transfer Molding
(RTM) and Vacuum assisted RTM (VaRTM) of composite structures. We are a subcontractor to Lockheed Martin for the JASSM (Joint Air-to-Surface Standoff Missile) stealthy cruise missile. We fabricate 90% of the composite components for the vehicle including the entire fuselage, wing spars and other smaller structures. JASSM is qualified to be carried on the B-1B, B-2, B-52, F-16 and F-18.

     In 2006 EDO secured a contract with Lockheed Martin to fabricate individual composite structures for the F-35 Lightning II aircraft. Also in 2006, we secured a contract from Sikorsky Aircraft Corporation for the fabrication of composite tail rotor blade assemblies for the S-76C aircraft. This contract is for 1000 tail rotor blade assemblies and it is anticipated that the work will require 4-5 years for completion.

     In 2006, we were awarded a contract to fabricate variable-bleed valve ducts for the General Electric Company's GEnx engine. The GEnx engine is the primary engine on Boeing's 787 and 747-advanced aircraft. We fabricate 11 ducts in total as a shipset for each engine. The current contract includes the initial production quantities through 2012. This is a significant breakthrough for EDO as we are now an approved production supplier for composite hardware on GE engines.

     We manufacture "SMAW-HEDP" rocket launcher containers for Talley Defense Systems (TDS), which are used by the USMC. TDS has recently developed a new variant that uses the same rocket-launcher container.

     We produce filament-wound launch canisters for the new Thales VT-1 missile program. We also continued production of composite tanks for the Boeing C-17 aircraft. We have been the sole supplier of these tanks since production began, more than 12 years ago. We also design and fabricate composite structures for Northrop Grumman on military aircraft modification programs.

     We have been a provider to Boeing for composite waste and fresh-water tanks on commercial airliners for nearly 40 years. Our contract was renewed for an additional five years of production in 2006. We also have a strong position in the aftermarket support for these tanks to the commercial airlines.

     We also continued production of composite tanks for the Boeing C-17 aircraft. We have been the sole supplier of these tanks since production began more than 13 years ago. We also continued design and fabrication of complex composite structures for Northrop Grumman, which are used on military aircraft modification programs.

     We produce our Fiberbond(R) line of non-corrosive, lightweight, non-magnetic composite piping for water and fire systems on oil rigs. This includes the fabrication and installation of topside piping systems for Gulf of Mexico deep-water oil platforms. We continue to invest in introducing our Fiberbond piping to the U.S. Navy.

MINE COUNTERMEASURE SYSTEMS

     EDO is the preeminent supplier of airborne naval-minesweeping equipment worldwide. We designed and developed the principal system of this type used by the U.S. Navy, the MK 105 helicopter-towed system. We continue to provide MK 105 spares and logistics support to the Navy and an international customer, and we continue to function as the Navy's maintenance depot for these systems.

     We won a competitive contract from the Navy to develop the next generation lightweight, helicopter-towed minesweeping system, called the Organic Airborne/Surface Influence Sweep (OASIS). Production is expected to start in 2009 and continue through 2015.

     We continued work on the Navy contract to demonstrate the feasibility of unmanned, surface-vessel mine warfare technology and the application of this technology for fleet integration. The Navy has selected EDO's Unmanned Surface Sweep System, named US3, and OASIS, as baseline sweep mission packages for the Littoral Combat Ship (LCS).

     In 2006, EDO opened a new facility near our primary mine-warfare customer, the Naval Surface Warfare Center in Panama City, Florida (NSWC PC). This facility supports our existing mine-warfare systems and develops future systems. We were awarded four contracts totaling approximately $68.0 million over their 5-year performance periods. One contract places us as the integrator of the common neutralizer for a new Very Shallow Water Mine Warfare Mission.

SONAR SYSTEMS AND COMPONENTS

     We have been a supplier of sonar systems and components, including sonar sensors, underwater-communication systems, depth-sounding, and speed-measuring equipment for more than 50 years.

     We are one of North America's leading manufacturers of piezoelectric-ceramic components for defense applications, and we also provide these materials and related transducers to several commercial markets. Piezoelectric-ceramic elements convert acoustic energy to electrical energy and vice versa and form the basis of many defense and commercial products.

     We believe our ability to combine, manufacture and develop engineered active materials with state-of-practice mixed analog and digital electronics and software engineering makes us competitive in several niche markets. For example, we produce underwater acoustic transducers for use in all areas of undersea warfare and piezoelectric shapes for a variety of industries.

     In 2005, Lockheed Martin awarded EDO a contract valued at $30.0 million for sonar equipment on the new Spanish S-80A submarine's combat management system. This initial award covers outboard sonar arrays on four conventionally-powered submarines. This award positions the Lockheed Martin team, including EDO, to compete for other international submarine opportunities.

     During 2006, we delivered three units of our newest and most capable towed-sonar system, the EDO's Model 980 ALOFTS to an international customer. ALOFTS is designed to detect the new generation of extremely quiet diesel-electric submarines in littoral waters. Five more systems will be installed through 2008. We have also received an order from another international customer for one ALOFTS system with options for two additional systems expected to be procured in 2007.

     Development continued in cooperation with Ultra Electronics, the UK-based aerospace and defense-electronics group, on our newest hull-mounted sonar, the MFS 7000. In 2005, this equipment was installed on the United Kingdom's first new anti-air warfare destroyers, the Daring class. There will be a total of six Daring class destroyers with MFS-7000 sonar systems installed.

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

     In 2006, we completed sea acceptance tests on integration of TRS-3D air surveillance radar with EDO's Command Management System delivered to the Norwegian Coast Guard. The upgraded EDO CMS provides the Norwegian Coast Guard with the latest technology air surveillance and Identification Friend or Foe
(IFF) capabilities in support of air-space management and helicopter control mission requirements.

     In 2006, we completed harbor acceptance testing on communication and data-link upgrades for Norwegian navy ULA class submarines. These upgrades provide the Norwegian Navy with latest generation data-link and over-the-horizon communication capabilities fully integrated with the submarine combat system.

     In 2006, we completed installation and initial shipboard testing of EDO's latest generation data-link system for an international customer. Five additional systems will be delivered through 2008.

PROFESSIONAL AND ENGINEERING SERVICES

     EDO provides Professional and Engineering Services (PES) to all branches of the military, including the Army, Navy, Air Force, Marines, and Coast Guard. Professional and Engineering Services accounted for 21%, 13%, and 17%, of consolidated net sales in 2006, 2005, and 2004, respectively. With the recent acquisition of CAS, PES is expected to account for approximately 30% of the consolidated net sales in 2007.

     Our PES Sector primarily provides services in the following core competency areas: systems engineering, systems analysis, simulation and modeling, software development, test and evaluation, systems integration, program acquisition management, logistics, life-cycle engineering, and all aspects of information technology.

     The largest customer of our PES Sector is the U.S. Army. This includes the Army's Aviation and Missile Command (AMCOM), the Missiles and Space, Aviation and C3T Program Executive Offices, Communications and Electronic Command (CECOM), Forces Command (FORSCOM), Training and Doctrine Command (TRADOC), and Space and Missile Defense Command (SMDC). EDO also provides services to the U.S. Northern Command (NORTHCOM), Missile Defense Command (MDA), and numerous other commands. We have a strong presence in Huntsville, Alabama; El Paso, Texas; Arlington, Virginia; Colorado Springs, Colorado; and the Washington DC metropolitan area.

     The PES Sector includes the following principal operations:

AIR AND MISSILE DEFENSE

     We provide comprehensive engineering and analysis support for the U.S. Army Lower Tier Project Office (LTPO), which has development and management responsibility for the PATRIOT, Medium Extended Air Defense System (MEADS) and Joint Tactical Ground System (JTAGS) systems. This includes systems engineering, high-fidelity simulation, testing, logistics, product assurance, production-engineering analysis, programmatic analysis, hardware engineering and software engineering. We also provide technical, logistical and financial analysis for a variety of international partners through our support to the Security Assistance Management Directorate and its portfolio of Foreign Military Sales cases.

LIFE CYCLE ENGINEERING

     We provide high-value engineering services to a number of government and commercial customers. This includes: systems engineering and integration, rapid prototyping, light manufacturing, test engineering and analysis, network engineering, and software engineering and development. These competencies allow us to provide value-added solutions and services across a system's life cycle.

AIR, SPACE AND MISSILE DEFENSE ANALYSIS

     We provide technical and analytical services for combat development, training development, and materiel development along with training to U.S. Army Air Defense Artillery School and Space and Missile Defense Command. Other significant customers are FORSCOM, Threat System Management Office (TSMO), Garrison Command, Army Air and Missile Defense Command (AAMDC), and Air Defense Artillery Brigades. In addition, we provide support at Fort Sill, Oklahoma in preparation for the Air Defense School relocation in 2009.

AVIATION AND MISSILES SYSTEMS

     We provide comprehensive technical, programmatic, and logistics services to Army aviation and missile programs. These services include all aspects of the DoD material acquisition process, resource management, cost estimating/analysis, schedule development/assessment, program management plans and integration, strategic planning and analysis, acquisition and fielding support, data base management, technical analysis, engineering design, logistical and operational requirements associated with U.S. Army programs. At the highest levels within Army Aviation, we provide strategic planning and major material systems acquisition support.

FORCE PROTECTION PROGRAMS

     We support the Counter Rockets, Artillery, and Mortar (C-RAM), Air and Missile Defense Command and Control Systems (AMDCCS), and multiple tactical missile programs including Joint Attack Missiles (JAMS), Precision Fires Rocket and Missile Systems (PFRMS), Non-Line of Sight launcher Systems (NLOS-LS), and Close Combat Weapon Systems (CCWS).

     For these customers, we provide the full spectrum of System Engineering and Technical Assistance (SETA) support to include: programmatic, system engineering, logistical services, planning and analysis, modeling and simulations, life cycle systems management, and soldier training.

     Our Force Protection Programs Unit is based in Huntsville, Alabama. We support customers on-site at the Redstone Arsenal as well as at other military locations and also deploy staff to theaters of conflict.

ACQUISITION, INFORMATION TECHNOLOGY, AND LOGISTICS MANAGEMENT

     We provide a broad range of acquisition, IT, and logistics management services primarily supporting the Navy and Marine Corps. Examples include strategic business planning, human-capital planning, benchmarking and metrics tracking and analysis, website development, and IT policy and planning.

     We provide surface-warfare services, such human-systems integration, configuration management, business and financial management, modernization planning, data management, and in-service engineering support for marine-propulsion gas-turbine systems. We also provide systems-engineering services in areas such as test and evaluation, systems integration, performance modeling and computer-aided design to Navy, Coast Guard, and commercial clients.

     We support several of the Navy's program executive offices by providing logisticians, acquisition specialists, engineers and financial analysts who perform functions such as configuration management, budget analysis, analysis of ship-casualty reports, ship-manning assessments, and review of training requirements. We provide acquisition support to the Coast Guard's Deepwater program office as they create a transformational fleet of vessels.

     We support the Department of the Navy for in-service engineering and depot support for a mine-countermeasure program based in San Diego. This contract complements our continued support for the Explosive Ordnance Disposal Program Management Office (PMS-EOD), a contract we have successfully maintained since 1984.

TECHNICAL SERVICES OPERATIONS

     We provide a broad range of electronic-warfare-related engineering services and products to the U.S. Armed Forces allied foreign militaries, as well as aerospace and commercial businesses, to produce and support complex, high-technology solutions. Engineering specialties include software, radio-frequency, computer-aided design, digital engineering and mechanical engineering.

     We perform engineering services under contracts to the Navy for threat-simulator-validation support at China Lake Naval Air Warfare Center, and to the Air Force Electronic Warfare Directorate at Edwards Air Force Base for F-22 and various other aircraft platforms. Additionally, we provide technical and engineering support to Warner Robins Air Logistics Center at Robins Air Force Base and the Air Combat Command at Eglin Air Force Base for avionics laboratory development, support, and maintenance.

FLIGHT LINE PRODUCTS

     The provision of engineering services to the Air Force led to the development of portable radar-signal simulators designed to test radar-warning receivers. Our first sale of this equipment was made in June 1998. The first significant contract was awarded by the Air Force in 2001 for 70 units. The primary product is the AN/PLM-4.

     The AN/PLM-4 tests the radar-warning systems and electronic-countermeasures systems onboard fighter jets and other military aircraft before takeoff, as well as during routine maintenance. In addition to the flight-line version, the radar-signal simulator is available in configurations for laboratory, shipboard and vehicle testing.

     In 2006, we received orders for 294 AN/PLM-4 radar signal simulators from the U.S. Air Force, U.S. Navy, and international and commercial customers. This brought the total number of systems ordered to 971.

     We have developed a smaller, lightweight, hand-held version of the radar-signal simulator for future sales to various military organizations. In addition, we have developed a small light-weight test set for counter-IED jamming equipment.

     In 2006, we were awarded a contract to develop a "swept-frequency tester." This product is a combined tester that does transmission-line testing and emitter-signal generation. The product is for the U.S. Navy with production starting in 2007.

RESEARCH AND DEVELOPMENT

     Research and development is important to the success of our business, because we focus on niche markets where we have leading-edge technology. While research and development efforts are facilitated by a large portion of our staff, our research and development efforts involved the primary efforts of about 195 employees in 2006. Most of our research and development is funded by long-term development contracts with customers, with the remainder funded at our own expense. Expenditures under development contracts with customers vary in amount from year to year because of the timing of contract funding and other factors.

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

     The following table sets forth research and development expenditures for the years presented:


                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     2006      2005      2004
                                                   -------   -------   -------
                                                          (IN THOUSANDS)


Customer sponsored...............................  $47,600   $56,000   $61,600
Company funded...................................   14,000    17,100    11,600
                                                   -------   -------   -------
  Total..........................................  $61,600   $73,100   $73,200
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

     Sales of our defense products are usually made under long-term contracts or subcontracts covering one or more years of production. These contracts are obtained either through competitive bidding or contract negotiation. We believe that our long history of association with our military customers is an important factor in our overall business, and that the experience gained through this history has enhanced our ability to anticipate our customers' needs. Our approach to defense business is to anticipate specific customer needs and to develop systems to meet those needs either at our own expense or pursuant to research and development contracts. Many of our employees, including our chief executive officer and our senior vice president of Washington operations, are actively involved in the marketing of our defense products in the U.S. and abroad. We also have about 35 independent international sales representatives concentrating on the marketing of our defense products in foreign countries.

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

     The following table sets forth international sales for the years ended December 31, 2006, 2005, and 2004:

                               INTERNATIONAL SALES


                                                                CONSOLIDATED
YEAR                                                              NET SALES
----                                                            ------------


2006..........................................................       15%
2005..........................................................       14%
2004..........................................................       14%


BACKLOG

     We define backlog as the funded value of contracts and orders that has not been recognized as sales. As of December 31, 2006 our total backlog was $804.4 million compared with $558.7 million as of December 31, 2005. Approximately 76% of the total backlog at December 31, 2006 is scheduled for delivery in 2007. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms on which we have a strong strategic position. A significant portion of our sales is to prime contractors, the U.S. DoD and foreign governments pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

     Backlog does not include portions of contracts for which the U.S. Government has not appropriated funds, nor does it include unexercised options in any contract. We had about $1,757.9 million in unfunded contracts and unexercised options at the end of 2006.

GOVERNMENT CONTRACTS

     Net sales to the U.S. Government, as a prime contractor and through subcontracts with other prime contractors, accounted for $579.4 million or 81% of our 2006 consolidated net sales compared with $528.6 million or 82% in 2005 and $425.6 million or 79% in 2004, and consisted primarily of sales to the DoD. Such sales include sales of military equipment to the U.S. Government for resale to foreign governments under the Foreign Military Sales program. Our business is not substantially dependent on any contract.

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

ENVIRONMENTAL

     Refer to Note 16 on page 65 of this Report for information regarding the cost of compliance with environmental regulations.

EMPLOYEES

     As of December 31, 2006, we employed 4,000 persons.

ITEM 1A.  RISK FACTORS

  REDUCTIONS IN GOVERNMENT SPENDING WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     A reduction in purchases of our products by domestic and foreign government agencies would have a material adverse effect on our business because a significant portion of our net sales are derived from contracts directly or indirectly with government agencies. In 2006, 2005 and 2004, we derived about 81%, 82% and 79%, respectively, of net sales from direct and indirect contracts with the U.S. Government and derived about 15%, 14% and 14%, respectively, of net sales from international sales to foreign governments. The development of our business will depend upon the continued willingness of the U.S. and foreign governments to fund existing and new defense programs and, in particular, to continue to purchase our products and services. Although defense spending in the

United States has recently increased, further increases may not continue and any proposed budget or supplemental budget request may not be approved. In addition, the U.S. Department of Defense may not continue to focus its spending on technologies that we incorporate in our products.

  THE U.S. GOVERNMENT MAY TERMINATE OR MODIFY OUR EXISTING CONTRACTS OR ITS CONTRACTS WITH THE PRIME CONTRACTORS FOR WHICH WE ARE A SUBCONTRACTOR, WHICH WOULD ADVERSELY AFFECT OUR REVENUE.

     A significant portion of our revenues are derived from U.S. Government contracts, directly or indirectly. There are inherent risks in contracting with the U.S. Government, including risks unique to the defense industry, which could have a material adverse effect on our business, financial condition or results of operations. Laws and regulations permit the U.S. Government to:

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

     For example, we require a license to operate an FAA repair station. Because we provide defense products and related services to foreign governments, we must obtain export licenses from the U.S. Department of State. Our failure or inability to obtain these licenses could have a material adverse effect on our business. New or more stringent laws or government regulations concerning government contracts and defense exports, if adopted and enacted, could have a material adverse effect on our business. Responding to governmental audits, inquiries or investigations may involve significant expense and divert management attention from regular operations. Also, an adverse finding in any such audit, inquiry or investigation could involve debarment, fines, injunctions or other sanctions.

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

  WE MAY BE REQUIRED TO REDUCE OUR PROFIT MARGINS ON CONTRACTS ON WHICH WE USE THE PERCENTAGE-OF- COMPLETION ACCOUNTING METHOD.

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

  POLITICAL AND ECONOMIC INSTABILITY IN FOREIGN MARKETS MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

     Foreign sales represented about 15% of our net sales in 2006 and we intend to increase the amount of foreign sales we make in the future. Foreign sales are subject to numerous risks, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, economic conditions in local markets, inconsistent product regulation by foreign agencies or governments, the imposition of product tariffs and the burdens of complying with a wide variety of international and U.S. export laws and differing regulatory requirements. If we fail to increase our foreign sales it could have a material adverse effect on our results of operations.

  CONCENTRATION OF VOTING POWER AND CERTAIN PROVISIONS IN OUR CHARTER DOCUMENTS COULD MAKE A MERGER, TENDER OFFER OR PROXY CONTEST DIFFICULT AND MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

     At December 31, 2006, the EDO Employee Stock Ownership Trust, or ESOT, owned 3,560,762 common shares (or about 17% of the outstanding common shares). The trustee of the plan has obligations under the trust agreement and its fiduciary duties when voting allocated shares under the plan. The procedure the trustee generally follows is to receive direction from each of the plan participants with respect to his or her allocated shares, and then to vote all shares in accordance with the direction received. The market may perceive that the concentration of voting power in the hands of a single employee stock ownership plan creates a potential barrier against another party acquiring us. This perception could result in lower market prices for our common shares. In addition, certain agreements to which we are a party, including note and executive officer agreements, contain provisions that impose increased costs in the event of a change of control.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     We currently lease all our operating facilities. We believe our facilities are adequate for our present purposes. All facilities in the following listing are suitable for expansion by using available but unused space, leasing additional available space, or by physical expansion of leased buildings. We believe that, with respect to leases which expire during 2007, we will be able to either extend the lease or lease other facilities on reasonable terms. Our obligations under the various leases are set forth in Note 15 on page 64 of this Report. During 2006, the Board of Directors of the Company approved the decision to sell our 76,000 square foot facility in Wando, South Carolina. This decision was based on a company-wide facility plan that evaluated potential uses for the property. We concluded that the Wando facility would not meet future requirements, and thus an outright sale was completed. We have leased a new facility in Charleston, South Carolina that fits the needs of the Company and will accommodate our growth needs. The Company recorded a pre-tax gain of $0.3 million, as the net book value of the assets was less than the sale price.

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


                                                                                                APPROXIMATE
                                                                                                FLOOR AREA
SEGMENT                                      LOCATION                         TYPE             (IN SQ. FT.)
-------                                      --------                         ----             ------------


Electronic Systems and
  Communications/ Engineered
  Systems and Services.......   North Amityville, NY                 Manufacturing/Assembly       225,000
Electronic Systems and
  Communications.............   Morgan Hill, CA                      Manufacturing                160,000
Electronic Systems and
  Communications.............   Thousand Oaks, CA                    Assembly                     113,000
Electronic Systems and
  Communications.............   Alexandria, VA                       Manufacturing                105,000
Electronic Systems and
  Communications.............   Bohemia, NY                          Manufacturing                103,000
Electronic Systems and
  Communications.............   Columbia, MD                         Office/Assembly              168,000
Electronic Systems and
  Communications.............   Nashua, NH                           Office/Assembly               90,000
Electronic Systems and
  Communications.............   Charleston, SC                       Manufacturing                 50,000
Engineered Systems and
  Services...................   Huntsville, AL                       Office                       243,000
Engineered Systems and
  Services...................   Chesapeake, VA                       Assembly                      34,000
Engineered Systems and
  Services...................   Salt Lake City, UT (2 facilities)    Manufacturing                284,000
Engineered Systems and
  Services...................   Alexandria, VA                       Office                       129,000
Engineered Systems and
  Services...................   Brighton, UK                         Manufacturing                 56,000
Engineered Systems and
  Services...................   Walpole, MA                          Manufacturing                 56,000
Engineered Systems and
  Services...................   Warminster, PA                       Assembly                      29,000
Engineered Systems and
  Services...................   Lancaster, CA                        Office/Assembly               36,000
Engineered Systems and
  Services...................   Baton Rouge, LA                      Manufacturing                 38,000
Engineered Systems and
  Services...................   Panama City, FL                      Office/Assembly               32,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business, including various environmental actions, described in Note 16 on page 65 of this Report. While litigation is subject to inherent uncertainties, management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, are not material to the business or financial condition of the Company. The following is a description of certain proceedings:

     U.S. v. EDO Corporation et al.; EDO Corporation et al. v. Elinco Associates L.P. et al. (United States District Court, District of Connecticut). The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site in Norwalk, CT. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and the Company is unable to determine whether the EPA will address the third operable unit or, if it does, whether it will conclude that specific remedial response action will be required for it, and in such event, what the costs, if any, or the Company's degree of responsibility will be. As of December 31, 2006 the Company estimates that its discounted liability over the remainder of the nineteen years related to the two operable units is approximately $1.4 million. See also Note 16 on page 65 of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information responsive to this item is set forth under the headings "Common Share Prices" and "Dividends" on page 35 together with dividend information contained in the "Consolidated Statements of Shareholders' Equity" on pages 39 and 40 and Note 7 on pages 50 and 51 of this Report. The information regarding equity compensation plans can be found in Note 1(k) on pages 46 and
Note 12 on pages 54 through 57 of this Report.

FIVE-YEAR FINANCIAL PERFORMANCE GRAPH: 2001-2006

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
  EDO Corporation, Standard & Poors 500 and VALUE Line Aerospace/Defense Index
                     (Performance Results Through 12/31/06)

                               (PERFORMANCE GRAPH)

Assumes $100 invested at the close of trading 12/01 in EDO Corporation common stock, Standard & Poors 500, and Aerospace/Defense.

*    Cumulative total return assumes reinvestment of dividends.



--------------------------------------------------------------------------------------
                         2001       2002       2003       2004       2005        2006
--------------------------------------------------------------------------------------
 EDO Corporation        100.00     78.95       94.29     122.02     104.43       92.05
--------------------------------------------------------------------------------------
 Standard & Poors
 500                    100.00     76.63       96.85     105.56     108.73      123.54
--------------------------------------------------------------------------------------
 Aerospace/Defense      100.00     90.50      110.64     134.20     163.42      215.42
--------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

                        EDO CORPORATION AND SUBSIDIARIES
                 (NOT COVERED BY INDEPENDENT AUDITOR'S REPORTS)


                                             2006       2005       2004       2003       2002
                                           --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


STATEMENT OF EARNINGS DATA:
Net sales................................  $715,197   $648,482   $536,173   $460,667   $328,876
  Costs and expenses:
  Cost of sales..........................   565,486    490,617    392,961    338,259    240,850
  Selling, general and administrative....   109,809     85,921     78,791     71,855     47,584
  Research and development...............    14,029     17,122     11,620      8,594      8,492
  Acquisition-related costs..............     3,537         --         --         --         --
  Environmental costs/impairment
     loss(a).............................     1,487      1,543         --      9,160         --
  Other expenses(b)......................        --         --         --      1,871      2,565
                                           --------   --------   --------   --------   --------
                                            694,348    595,203    483,372    429,739    299,491
                                           --------   --------   --------   --------   --------
Operating earnings.......................    20,849     53,279     52,801     30,928     29,385
Net interest expense(c)..................    (9,496)   (11,291)    (7,848)    (8,152)    (4,956)
Other non-operating (expense) income,
  net....................................       (37)      (147)      (319)       279        (95)
                                           --------   --------   --------   --------   --------
                                             (9,533)   (11,438)    (8,167)    (7,873)    (5,051)
                                           --------   --------   --------   --------   --------
Earnings before income taxes and
  cumulative effect of a change in
  accounting principle...................    11,316     41,841     44,634     23,055     24,334
Income tax benefit (expense).............       261    (15,572)   (15,566)    (9,644)   (10,342)
                                           --------   --------   --------   --------   --------
Earnings before cumulative effect of a
  change in accounting principle from:
  Continuing operations..................    11,577     26,269     29,068     13,411     13,992
  Discontinued operations................        --         --         --      1,398         --
                                           --------   --------   --------   --------   --------
Earnings before cumulative effect of a
  change in accounting principle.........    11,577     26,269     29,068     14,809     13,992
Cumulative effect of a change in
  accounting principle, net of tax of
  $790(d)................................        --         --         --         --     (3,363)
                                           --------   --------   --------   --------   --------
Net earnings.............................  $ 11,577   $ 26,269   $ 29,068   $ 14,809   $ 10,629
                                           ========   ========   ========   ========   ========
PER COMMON SHARE DATA:
Basic net earnings:
  Continuing operations..................  $   0.64   $   1.45   $   1.64   $   0.78   $   0.82
  Discontinued operations................        --         --         --       0.08         --
                                           --------   --------   --------   --------   --------
Basic net earnings before cumulative
  effect of a change in accounting
  principle..............................      0.64       1.45       1.64       0.86       0.82
Cumulative effect of a change in
  accounting principle...................        --         --         --         --      (0.20)
                                           --------   --------   --------   --------   --------
Basic net earnings.......................  $   0.64   $   1.45   $   1.64   $   0.86   $   0.62
                                           --------   --------   --------   --------   --------
Diluted net earnings:
  Continuing operations..................  $   0.62   $   1.33   $   1.49   $   0.76   $   0.81
  Discontinued operations................        --         --         --       0.08         --
                                           --------   --------   --------   --------   --------
Diluted net earnings before cumulative
  effect of a change in accounting
  principle..............................      0.62       1.33       1.49       0.84       0.81
Cumulative effect of a change in
  accounting principle...................        --         --         --         --      (0.20)
                                           --------   --------   --------   --------   --------
Diluted net earnings.....................  $   0.62   $   1.33   $   1.49   $   0.84   $   0.61
                                           ========   ========   ========   ========   ========
Cash dividends per common share..........  $   0.12   $   0.12   $   0.12   $   0.12   $   0.12
Weighted-average common shares
  outstanding:
  Basic..................................    18,189     18,081     17,695     17,308     17,080
  Diluted(e).............................    18,645     23,001     22,377     17,561     17,379

                                             2006       2005       2004       2003       2002
                                           --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OTHER DATA:
Depreciation and amortization............  $ 20,127   $ 15,699   $ 16,040   $ 17,065   $ 11,321
Capital expenditures.....................    18,946     23,718     14,206      8,865      7,093
Backlog..................................   804,427    558,685    474,605    462,327    375,029
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, marketable
  securities and restricted cash.........  $ 25,322   $108,731   $ 98,884   $ 86,632   $159,860
Working capital(f).......................    (3,280)   244,862    226,708    175,715    204,382
Total assets.............................   949,822    687,399    546,689    494,696    481,574
Total debt (f) and (g)...................   403,549    208,250    137,800    137,800    137,800
Shareholders' equity.....................   274,916    239,893    211,928    190,332    168,273


--------

(a) In 2006, the Company recorded an impairment charge of approximately $1.5 million related to certain other intangible assets associated with the Company's rugged computer product line. In 2005 and 2003, the Company recorded approximately $1.5 million and $9.2 million, respectively for environmental cost/impairment loss on our Deer Park facility.

(b) Reflects $0.9 million in 2003 and $0.6 million in 2002 for the write-off of purchased in-process research and development ("IPR&D") and other acquisition-related costs, respectively, associated with our acquisition of the assets of Condor Systems, Inc., as well as a $0.9 million curtailment loss in 2003 and a $2.0 million curtailment loss in 2002 associated with our benefit plans.

(c) In 2006, includes interest expense of $4.6 million related to borrowings under our credit facility. In 2005, includes $2.9 million of premium paid to redeem all of the outstanding $137.8 million principal amount of our 5.25% Convertible Subordinated Notes and $1.3 million of write-off of the remaining unamortized deferred finance costs associated with these Notes.

(d) Upon adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," we recorded a cumulative effect of a change in accounting principle effective January 1, 2002.

(e) In 2005 and 2004, the 5.25% Convertible Subordinated Notes had a dilutive effect on the earnings per share calculation. In November 2005, the 5.25% Convertible Subordinated Notes were redeemed. Also, in November 2005, 4.0% Convertible Subordinated Notes were issued which had a dilutive effect in 2005. Consequently, 4.7 million shares are included in the diluted shares outstanding in 2005 compared to 4.4 million shares in 2004.

(f)    Reflects in 2006, $180 million borrowings under our revolver.

(g) Includes current portion of notes payable. See discussion about our credit facility on page 33 of this report.

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

ACQUISITIONS

     On September 15, 2006, the Company acquired all of the stock of Impact Science and Technology Inc., (IST) a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition strengthened our fast-growing position in specialized communication products and expanded the company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has estimated the fair value of the acquired assets and liabilities. Consequently, amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes.

     On September 6, 2006, the Company acquired all of the stock of CAS Inc.,
(CAS) a privately-held company providing engineering services, logistics support, and weapon-systems analysis to the DoD. This acquisition has strengthened and expanded our range of professional and engineering services. The acquired company became part of the Company's Engineered Systems and Services segment. The Company has estimated the fair value of the acquired assets and liabilities. Consequently, the amounts recorded are subject to change. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets in the amount of $168.5 million is deductible for income tax purposes over 15 years.

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

     On May 2, 2005, we acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible assets in the amount of $36.6 million is deductible for income tax purposes over 15 years.

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

     Of the $29.0 million sales price, $22.0 million was in cash and $7.0 million in the form of a note and purchase money mortgage ("Mortgage"). We closed on the sale in October 2003, received the cash less closing payments and leased back a portion of the property through April 2005. Payments were made in respect to the note and mortgage in October and December 2006. There is an on-going dispute between the Company and the purchaser of the Deer Park facility relating to rental payments after April 2005 that the purchaser claims it is entitled to, and the purchaser is also seeking recovery of certain interest and costs paid in respect of the note and mortgage. See Note 16 to our consolidated financial statements on page 65.

     During 2006, the Board of Directors of the Company approved the decision to sell our 76,000 square foot facility in Wando, South Carolina. This decision was based on a company-wide facility plan that evaluated potential uses for the property. We concluded that the Wando facility would not meet future requirements, and thus an outright sale was completed. We have leased a new facility in Charleston, South Carolina that fits the needs of the Company and will accommodate our growth needs. The Company recorded a pre-tax gain of $0.3 million, as the net book value of the assets was less than the sale price.

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

  REVENUE RECOGNITION

     Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries and other milestones are achieved or services are provided. These projections are revised throughout the lives of the contracts. Adjustments to profits resulting from such revisions are made cumulatively to the date of change and may affect current period earnings. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made. Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold, production efficiencies, price competition and general economic conditions. Estimated losses on long-term contracts are recorded when identified.

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

  PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-LIVED ASSETS

     Property, plant and equipment is recorded at cost and is depreciated primarily on a straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or their respective lease periods.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if the implied fair value of such goodwill is less than the unit carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets.

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

FINANCIAL HIGHLIGHTS

     Net sales for 2006 increased 10.3% to $715.2 million from $648.5 million for 2005 and included sales from the acquisitions of CAS and IST. For 2006, net earnings were $11.6 million or $0.62 per diluted share on 18.6 million shares compared to net earnings of $26.3 million or $1.33 per diluted share on 23.0 million shares in 2005. In 2006, the 4.0% Convertible Subordinated Notes did not have a dilutive effect on the earnings per share calculation. In 2005, Convertible Subordinated Notes had a dilutive effect on the earnings per share calculation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. SAB 108 did not have a material impact on our results from operations or financial position.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal year beginning after November 15, 2007, and early application is permitted. SFAS 157 becomes effective for the Company on January 1, 2008. The Company does not believe SFAS 157 will have a material impact on our results from operations or financial position.

     In September 2006, the FASB issued FASB Statement No. 158 (SFAS 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize prospectively the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company's financial condition at December 31, 2006 has been included in the accompanying consolidated balance sheet. SFAS 158 did not have any effect on the Company's consolidated financial condition at December 31, 2005 or 2004. SFAS 158's provisions regarding the change in the measurement date of post retirement benefit plans are not applicable as the Company already uses a measurement date of December 31 for its postretirement benefit plans. See
Note 13 for further discussion of the effect of adopting SFAS 158 on the Company's consolidated financial statements.

     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have.

     On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FAS 123(R) is similar to the approach described in Statement 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. Pro forma disclosure is no longer an alternative. On January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. See Notes 1(k) and 12 for further discussion of the effect of adopting FAS 123(R) on the Company's consolidated financial statements.

RESULTS OF OPERATIONS

  COMPARISON OF 2006 TO 2005

     Net sales by segment were as follows:


                                                 TWELVE MONTHS
                                                     ENDED
                                                    DECEMBER      INCREASE/(DECREASE)
                                                ---------------           FROM
SEGMENT                                          2006     2005        PRIOR PERIOD
-------                                         ------   ------   -------------------
                                                  (DOLLARS IN
                                                   MILLIONS)


Electronic Systems and Communications.........  $388.7   $408.2           (4.8)%
Engineered Systems and Services...............   326.5    240.3           35.8%
                                                ------   ------
Total.........................................  $715.2   $648.5           10.2%
                                                ======   ======



     The decrease in sales in the Electronic Systems and Communications segment for the year ended December 31, 2006 compared to the year ended December 31, 2005 is due primarily to the decline in sales of Warlock force protection equipment to the U.S. Army. There was a lack of orders this year for our electronic force protection systems and a delay in delivery of systems on order. For the year ended December 31, 2006, sales of Warlock force protection systems represented 4% of our net sales compared to 22% for the year ended December 31, 2005. These lower sales were partially offset by sales at EVI, NexGen and IST, which were acquired in the second and fourth quarter of 2005 and the third quarter of 2006, respectively. Lower force protection sales were also offset by the increase in sales on the TSM program for the Marine Corps and higher sales of B-1B spares, as well as radar and RF products.

     The increase in sales in the Engineered Systems and Services segment for the year ended December 31, 2006 compared to the year ended December 31, 2005 is attributable to higher sales of aircraft armament systems relating to the F-22 missile launcher program, higher sales in composite structures, including sales by Fiber Innovations which was acquired on September 19, 2005. In addition, sales increased in undersea warfare products and in professional services, including the contribution of sales of CAS which was acquired on September 6, 2006. These increases were slightly offset by lower sales of flight line test systems due to delayed orders in the first half of the year.

     Operating earnings were as follows:


                                                 TWELVE MONTHS
                                                     ENDED
                                                  DECEMBER 31,   INCREASE/(DECREASE)
                                                 -------------           FROM
SEGMENT                                           2006    2005       PRIOR PERIOD
-------                                          -----   -----   -------------------
                                                  (DOLLARS IN
                                                   MILLIONS)


Electronic Systems and Communications..........  $11.8   $42.1          (72.0)%
Engineered Systems and Services................    9.0    12.7          (29.1)%
Deer Park facility environmental cost
  provision....................................     --    (1.5)
                                                 -----   -----
Total..........................................  $20.8   $53.3          (60.9)%
                                                 =====   =====



     Operating earnings for the year ended December 31, 2006 were $20.8 million or 2.9% of net sales. This compares to operating earnings for the year ended December 31, 2005 of $53.3 million or 8.2% of net sales. The Company incurred a charge of $1.5 million in 2005, to provide for environmental cleanup efforts relating to our former Deer Park facility. This effort was completed with no additional cost impact.

     Items of note affecting operating earnings are summarized here to clarify the comparison of results.


                                                             TWELVE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                            ---------------
                                                             2006     2005
                                                            ------   ------
                                                              (DOLLARS IN
                                                               THOUSANDS)


Pension...................................................  $4,776   $4,277
ESOP Compensation expense.................................  $4,283   $4,952
Other intangible asset amortization.......................  $7,702   $5,931
Acquisition related costs.................................  $3,537   $   --
Stock-based compensation expense for options..............  $  838   $   --


     The increase in pension expense in 2006 compared to 2005 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The lower ESOP compensation expense in 2006 is attributable to our lower average share price compared to 2005. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The increase in other intangible asset amortization expense is associated with the three acquisitions made in 2005, two of which were finalized in 2006, as well as our 2006 acquisitions of CAS and IST, where we have estimated the fair value of other intangible assets and amortized one quarter's worth in the fourth quarter.

     The increase in acquisition related costs is associated with stay pay incentives associated with the three acquisitions in 2005 and the two acquisitions in 2006.

     The increase in Stock-Based Compensation Expense relates to the implementation of Financial Accounting Standards Board Statement No. 123(R), Accounting for Stock-Based Compensation, (FAS 123(R)). Prior to adoption of FAS 123(R) as of January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, because the exercise price of the Company's stock options is set equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized and pro-forma disclosure information was provided. In 2006, we issued options only to Directors. Those options were 100% vested at issuance and, therefore, accounted for most of the $0.8 million expense recorded in 2006.

     Operating earnings in the Electronic Systems and Communications segment for the year ended December 31, 2006 were $11.8 million, or 3.0% of this segment's sales compared to $42.1 million, or 10.3% of this segment's sales for the year ended December 31, 2005. Operating earnings were negatively impacted by lower sales volume of electronic force protection systems, accounting for approximately $22.0 million in year over year earnings. In addition, there was cost growth of $2.7 million on an interference cancellation program, $0.8 million on a force protection program and $0.5 million on an antenna program, as well as lower milestone achievements of reconnaissance and surveillance systems and acquisition-related costs for "stay-pay" agreements associated with the acquisitions in 2005 and 2006. For the year ended December 31, 2006, sales of Warlock force protection systems represented 4.0% of our net sales compared to 22.0% for the year ended December 31, 2005. The lower earnings were partially offset by higher earnings related to our RF products and B-1B support. Operating earnings for the year ended December 31, 2006 were also negatively impacted by $5.2 million in legal costs.

     For the year ended December 31, 2005, operating earnings for this segment were significantly affected by the larger sales volume of Warlock force protection systems and increased margins on sales of C4 products and systems, namely the JECCS program. This was partially offset by cost growth of $2.4 million on an electronic warfare systems program.

     Operating earnings in the Engineered Systems and Services segment for the year ended December 31, 2006 were $9.0 million, or 2.7% of this segment's sales compared to $12.7 million, or 5.3% of this segment's sales for the year ended December 31, 2005. Operating earnings were negatively impacted by cost growths of $3.4 million and $0.9 million on two aircraft armament systems programs. We believe that, based on our most current estimates, we have accounted for all future costs necessary to complete these programs. Operating earnings were also negatively impacted by $1.2 million in legal costs. In addition, we wrote off approximately $1.5 million of unamortized intangible assets related to the Company's rugged computer product line, where sales and orders were not materializing to expected levels. Consequently, the related identifiable intangible assets were deemed impaired. Operating earnings were also negatively affected by cost growth totaling $3.4 million on an undersea warfare systems program known as ALOFTS. Ongoing system testing identified various performance issues. We believe we have accounted for all costs for the modifications and future re-testing in our estimate-to-complete. The next significant tests for this program are currently scheduled to occur in 2007. In 2005, there was a $3.6 million negative impact to earnings on the same program. These reductions were partially offset by performance improvements on other programs, the release of a $0.9 million reserve on an aircraft armament program and the release of a $0.5 million reserve on a sonar systems program, both due to program completion below anticipated cost. Earnings were also positively affected by the recently acquired CAS.

     In 2005, operating earnings in this segment were negatively impacted by lower sales in our professional services business. In addition, there was a cost growth of $1.4 million on several sonar array and depth sounder programs. The lower spares sales related to mine counter measures systems also contributed to lower earnings. These negative impacts were partially offset by a positive adjustment of $1.6 million to the estimated costs-to-complete on an aircraft armament program.

     Selling, general and administrative expenses for the year ended December 31, 2006 of $109.8 million increased as a percentage of net sales to 15.3% from 13.2% for the year ended December 31, 2005. The increase is mainly attributable to the acquisitions of Fiber Innovations and NexGen in September and December of 2005, respectively, as well as the acquisitions of CAS and IST in the third quarter of 2006. The increase also reflects the legal costs mentioned above, stock based compensation expense associated with the implementation of FAS 123(R) and the increased amortization expense due to the acquisitions in 2005 and 2006.

     Research and development expense for the year ended December 31, 2006 decreased to $14.0 million or 1.9% of net sales from $17.1 million or 2.6% of net sales for the year ended December 31, 2005. The decrease is attributable to lower spending on electronic force protection, aircraft armament products and composite munitions.

     Interest expense, net of interest income, for the year ended December 31, 2006 increased to $9.5 million compared to $7.1 million for the year ended December 31, 2005, primarily due to interest on borrowings under our credit facility. This was partially offset by higher interest income resulting from higher average cash levels earlier in the year. Also included in interest expense is interest on our 4.0% Convertible Subordinated Notes due 2025 which were issued in November 2005, the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     Income tax benefit reflects an effective rate of (2.31)% for the year ended December 31, 2006 and 37.2% for the year ended December 31, 2005. The change in the effective tax rate for 2006 as compared to 2005 is primarily attributable to benefits claimed for the extraterritorial income exclusion and research and development credits during 2006 offset by the increase of the effect of the non-cash non-deductible ESOP compensation expense as a percent of pretax book income. In addition, the Company recorded a net benefit for the year ended December 31, 2006 related to tax contingencies in the amount of $1.5 million. This compares to a net income tax benefit related to tax contingencies of $1.5 million that was recorded for the year ended December 31, 2005.

     For the year ended December 31, 2006, net earnings were $11.6 million or $0.62 per diluted common share on 18.6 million diluted shares compared to net earnings of $26.3 million or $1.33 per diluted common share on 23.0 million diluted shares for the year ended December 31, 2005. The convertible notes were anti-dilutive for the year ended December 31, 2006 and dilutive for the year ended December 31, 2005.

  COMPARISON OF 2005 TO 2004

     Net sales by segment were as follows:


                                                    TWELVE MONTHS
                                                        ENDED
                                                     DECEMBER 31,      INCREASE
                                                   ---------------       FROM
SEGMENT                                             2005     2004    PRIOR PERIOD
-------                                            ------   ------   ------------
                                                     (DOLLARS IN
                                                      MILLIONS)


Electronic Systems and Communications............  $408.2   $273.3       49.4%
Engineered Systems and Services..................   240.3    262.9       (8.6)%
                                                   ------   ------
Total............................................  $648.5   $536.2       20.9%
                                                   ======   ======



     The increase in sales in the Electronic Systems and Communications segment for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributable to sales of Warlock force protection equipment to the U.S. Army. The Warlock program was a significant contributor to sales and margin in 2005, accounting for 22% of our net sales. In addition, the acquisition of EVI contributed sales for the eight months since its acquisition date. There were also increases in sales of C4 products and systems, including the Joint Enhanced Core Communication Systems ("JECCS") program for the Marine Corps and antennas. These increases were partially offset by a decrease in sales of electronic warfare systems due primarily to reduced efforts on the EA-6B aircraft and also to the completion of B1-B development efforts.

     The decrease in sales in the Engineered Systems and Services segment for the year ended December 31, 2005 compared to the year ended December 31, 2004 was attributable to lower sales of professional services, mine countermeasures systems, and sonar systems, partially offset by three months of sales from the acquisition of Fiber Innovations since its acquisition date. The decrease in sales of professional services was due to lower levels of awards, as well as timing of awards. The decrease in sales of mine countermeasures systems was due to the completion of various spares orders that followed the final deliveries of the MK-105 Mod 4 Upgrade program. The decrease in sales of sonar systems was due to several major programs nearing completion during 2005.

     Operating earnings by segment were as follows:


                                                 TWELVE MONTHS
                                                     ENDED
                                                  DECEMBER 31,   INCREASE/(DECREASE)
                                                 -------------           FROM
SEGMENT                                           2005    2004       PRIOR PERIOD
-------                                          -----   -----   -------------------
                                                  (DOLLARS IN
                                                   MILLIONS)


Electronic Systems and Communications..........  $42.1   $26.5           58.9%
Engineered Systems and Services................   12.7    26.3          (51.8)%
Deer Park facility environmental cost
  provision....................................   (1.5)     --
                                                 -----   -----
Total..........................................  $53.3   $52.8            1.0%
                                                 =====   =====



     Items of note affecting operating earnings are summarized here to clarify the comparison of results.


                                                             TWELVE MONTHS
                                                                 ENDED
                                                              DECEMBER 31,
                                                            ---------------
                                                             2005     2004
                                                            ------   ------
                                                              (DOLLARS IN
                                                               THOUSANDS)


Pension...................................................  $4,277   $2,183
ESOP Compensation expense.................................  $4,952   $4,330
Other intangible asset amortization.......................  $5,931   $5,564


     The increased pension expense in 2005 compared to 2004 was attributable to changes in actuarial assumptions, namely a reduction in the discount rate. The higher ESOP compensation expense in 2005 was attributable to our higher average share price compared to 2004. Pension and ESOP compensation expense are allocated between cost of sales and selling, general and administrative expense. The intangible asset amortization expense is associated with the acquisitions made in 2002, 2003 and 2005 and affects primarily the Electronic Systems and Communications segment. In 2005, we incurred a $1.5 million charge to provide for environmental cleanup efforts relating to our former Deer Park facility.

     Operating earnings in the Electronic Systems and Communications segment for the year ended December 31, 2005 were $42.1 million, or 10.3% of this segment's sales compared to $26.5 million, or 9.7% of this segment's sales for the year ended December 31, 2004. The increase in operating earnings was largely attributable to the increased sales of Warlock force protection systems and increased margins on sales of C4 products and systems, namely the aforementioned JECCS program. These increases were partially offset by cost growth of $2.4 million on an electronic warfare systems program. Additionally, operating earnings were negatively impacted by a write-off of $2.6 million of Ku-band products inventory.

     Operating earnings in the Engineered Systems and Services segment for the year ended December 31, 2005 were $12.7 million, or 5.3% of this segment's sales compared to $26.3 million, or 10.0% of this segment's sales for the year ended December 31, 2004. The decrease in operating earnings was due largely to the aforementioned lower sales in our professional services business. In addition, there was cost growth of $1.4 million on several sonar array and depth sounder programs. The lower spares sales related to mine countermeasures systems also contributed to lower earnings. These negative impacts were partially offset by an adjustment of $1.6 million of the estimated costs to complete on an aircraft armament program. Operating earnings were also negatively affected by cost growth totaling $3.6 million on an undersea warfare systems program known as ALOFTS. Ongoing system testing identified various performance issues that required design and software modifications. In 2004, there was a $3.8 million negative impact to earnings on the same program.

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

     Selling, general and administrative expenses for the year ended December 31, 2005 of $85.9 million decreased as a percent of net sales to 13.2% from 14.7% for the year ended December 31, 2004. The increase in sales was the primary driver of the decrease.

     Research and development expense for the year ended December 31, 2005 increased to $17.1 million or 2.6% of net sales from $11.6 million or 2.2% of net sales for the year ended December 31, 2004. This increase was attributable to increased spending on next generation force protection efforts.

     Interest expense, net of interest income, for the year ended December 31, 2005 decreased to $7.1 million compared to $7.8 million for the year ended December 31, 2004, primarily due to higher interest income resulting from higher average cash levels. Interest expense includes interest on the 5.25% Convertible Subordinated Notes through their redemption date in November 2005, as well as interest on the 4.0% Convertible Subordinated Notes due 2025 issued in November 2005. Also included in interest expense is amortization of deferred debt issuance costs associated with the offering of the 4.0% notes and amortization of deferred financing costs associated with our credit facility.

     On November 29, 2005, we redeemed for cash all of our outstanding 5.25% Convertible Subordinated Notes. Associated with this redemption, we expensed $2.9 million representing a 2.1% premium paid on the $137.8 million principal amount of these 5.25% Notes, and wrote-off $1.3 million of the remaining unamortized deferred financing costs associated with these notes.

     Income tax expense reflects an effective rate of 37.2% for the year ended December 31, 2005 and 34.9% for the year ended December 21, 2004. The higher effective tax rate for 2005 as compared to 2004 was attributable to the following: higher non-deductible non-cash ESOP compensation; a reduction in the state tax expense due to state filing positions; additional tax benefit from the manufacturing exemption that became effective January 1, 2005 and lower net benefit recorded for the adjustment to tax reserves. The Company recorded an income tax benefit of $1.5 million for the year ended December 31, 2005 due to the net adjustment for income tax contingencies of which

$0.7 million was recorded in the fourth quarter of 2005. This compared to an income tax benefit of $2.8 million that was recorded for the year ended December 31, 2004.

     For the year ended December 31, 2005, net earnings were $26.3 million or $1.33 per diluted common share on 23.0 million diluted shares compared to net earnings of $29.1 million or $1.49 per diluted common share on 22.4 million diluted shares for the year ended December 31, 2004. The convertible notes had a dilutive effect for the years ended December 31, 2005, and 2004.

LIQUIDITY AND CAPITAL RESOURCES

  BALANCE SHEET

     Our cash and cash equivalents decreased 76.7% to $25.3 million at December 31, 2006 from $108.7 million at December 31, 2005. This decrease was due primarily to the acquisitions of CAS and IST, repayment of borrowings under our credit facility, as well as $18.9 million used for the purchase of capital equipment and $2.5 million for the payment of common share dividends.

     Accounts receivable increased 40.2% to $265.3 million at December 31, 2006 from $189.2 million at December 31, 2005. This increase was due to the timing of collections of billed receivables, increased sales, and the aforementioned acquisitions. At December 31, 2006, approximately 89% of billed receivables were in the under 60 days aging category compared to 81% at December 31, 2005.

     The note receivable at December 31, 2005 related to the sale of our facility in Deer Park in 2003, and in 2006, we received a payments in respect of this note. As described above, there is an on-going dispute between the Company and the purchaser of the property, including a dispute regarding interest and costs paid in respect of the note and mortgage. See Note 16 on page 65.

  FINANCING ACTIVITIES

  Credit Facility

     We have a five-year credit facility with a consortium of banks, led by Citibank, N.A., as the administrative agent, Bank of America as the syndication agent and Wachovia Bank, N.A. as the documentation agent. The facility expires in November 2010. The Credit Agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2006, LIBOR was approximately 5.3% and the applicable adjustment to LIBOR was 2.75%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases up to $300 million.

     Letters of credit outstanding at December 31, 2006, pertaining to the credit facility were $34.7 million, resulting in $265.3 million available for borrowings. As at December 31, 2006, there were $180.0 million direct borrowings outstanding under the credit facility. There were no direct borrowings outstanding under the credit facility at December 31, 2005. Accrued interest payable related to the credit facility was approximately $0.8 million at December 31, 2006.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of December 31, 2006, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventories and machinery and equipment.

  4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

     In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable was $1.0 million at December 31, 2006. The 4.0% Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common shares at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of December 31, 2006, there had been no such conversions.

  Shelf Registration

     At December 31, 2006, our remaining capacity under the universal shelf registration statement that became effective in January 2004 was approximately $298.8 million.

     We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and funding of our pension and post-retirement benefit obligations. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, have actively sought candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common shares or other equity securities; and/or convertible or other debt offerings.

  COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2006, we have included the following table. We are obligated under building and equipment leases expiring between 2007 and 2019. The aggregate future minimum lease commitments under those obligations with non-cancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.


                                                        PAYMENTS DUE IN:
                                    --------------------------------------------------------
                                                                                       2012
COMMITMENTS AND CONTRACTUAL                                                             AND
OBLIGATIONS:                         TOTAL    2007     2008    2009    2010    2011   BEYOND
---------------------------         ------   ------   -----   -----   -----   -----   ------
                                                          (IN MILLIONS)


Borrowings Under Revolver.........  $180.0   $180.0   $  --   $  --   $  --   $  --   $   --
Notes Payable.....................    22.3      7.8     8.8     5.7      --      --       --
4.0% Convertible Subordinated
  Notes due 2025(1)...............   201.2       --      --      --      --      --    201.2
Operating leases..................   161.2     22.7    21.7    20.1    18.4    17.3     61.0
Letters of credit.................    34.7     14.5     5.9    13.7      --      --      0.6
Projected pension
  contributions(2)................    41.6      8.0    14.7     8.5     8.3     2.1       --
Advance payment and performance
  bonds...........................     1.9      0.2      --     1.7      --      --       --
                                    ------   ------   -----   -----   -----   -----   ------
Total.............................  $642.9   $233.2   $51.1   $49.7   $26.7   $19.4   $262.8
                                    ======   ======   =====   =====   =====   =====   ======



--------

   (1) Excludes interest of approximately $8.0 million annually.

   (2) The Company contributed $6.0 million to our qualified defined benefit pension plan in both 2006 and 2005. Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

  CONCENTRATION OF SALES

     We conduct a significant amount of our business with the United States Government. Although there are currently no indications of a significant change in the status of government funding of certain programs, should this occur, our results of operations, financial position and liquidity could be materially affected. Such a change could have a significant impact on our profitability and our share price. This could also affect our ability to acquire funds from our credit facility due to covenant restrictions or from other sources.

  BACKLOG

     The funded backlog of unfilled orders at December 31, 2006 increased to $804.4 million from $558.7 million at December 31, 2005. Our backlog consists primarily of current orders under long-lived, mission-critical programs on key defense platforms.

COMMON SHARE PRICES

     EDO common shares are traded on the New York Stock Exchange. As of February 20, 2007, there were 1,645 shareholders of record (brokers and nominees counted as one each).

     The price range for EDO common shares in 2006 and 2005 was as follows:


                                                   2006                2005
                                            -----------------   -----------------
                                              HIGH      LOW       HIGH      LOW
                                            -------   -------   -------   -------


1st Quarter...............................  31.0700   25.4300   32.8700   27.1600
2nd Quarter...............................  31.0000   24.3200   30.8900   26.5800
3rd Quarter...............................  25.1600   21.7000   31.6300   26.8600
4th Quarter...............................  25.3500   20.9000   30.3900   25.8000


DIVIDENDS

     During 2006 and 2005, the Board of Directors approved the payment of quarterly cash dividends of $0.03 per common share. The Company's credit facility places certain limits on the payment of cash dividends.

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

     Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates, tax treatment of acquisitions, results of tax audits, and the amount of the non-deductible portion of our non-cash ESOP compensation expense.

     The Company has no obligation to update any forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        EDO CORPORATION AND SUBSIDIARIES



                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2006       2005       2004
                                                       --------   --------   --------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)


NET SALES............................................  $715,197   $648,482   $536,173
COSTS AND EXPENSES
  Cost of sales......................................   565,486    490,617    392,961
  Selling, general and administrative................   109,809     85,921     78,791
  Research and development...........................    14,029     17,122     11,620
  Acquisition-related costs..........................     3,537         --         --
  Impairment loss on intangible assets...............     1,487         --         --
  Environmental cost provision, Deer Park facility...        --      1,543         --
                                                       --------   --------   --------
                                                        694,348    595,203    483,372
                                                       --------   --------   --------
OPERATING EARNINGS...................................    20,849     53,279     52,801
NON-OPERATING INCOME (EXPENSE)
  Interest income....................................     4,945      2,300      1,271
  Interest expense...................................   (14,441)    (9,420)    (9,119)
  Loss on redemption of 5.25% Convertible
     Subordinated Notes..............................        --     (4,171)        --
  Other, net.........................................       (37)      (147)      (319)
                                                       --------   --------   --------
                                                         (9,533)   (11,438)    (8,167)
                                                       --------   --------   --------
  Earnings before income taxes.......................    11,316     41,841     44,634
Income tax benefit (expense).........................       261    (15,572)   (15,566)
                                                       --------   --------   --------
NET EARNINGS.........................................  $ 11,577   $ 26,269   $ 29,068
                                                       ========   ========   ========
NET EARNINGS PER COMMON SHARE:
  Basic..............................................  $   0.64   $   1.45   $   1.64
                                                       ========   ========   ========
  Diluted............................................  $   0.62   $   1.33   $   1.49
                                                       ========   ========   ========
Dividends declared per common share..................  $   0.12   $   0.12   $   0.12
                                                       ========   ========   ========




          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                        EDO CORPORATION AND SUBSIDIARIES



                                                                   DECEMBER 31,
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
                                                                  (IN THOUSANDS)


                                      ASSETS
Current assets:
  Cash and cash equivalents..................................  $ 25,322   $108,731
  Accounts receivable, net...................................   265,298    189,190
  Inventories................................................    56,255     56,567
  Deferred income tax asset, net.............................    12,160      8,946
  Notes receivable...........................................        --      7,100
  Prepayments and other......................................    13,682      3,809
                                                               --------   --------
     Total current assets....................................   372,717    374,343
                                                               --------   --------
Property, plant and equipment, net...........................    59,109     49,574
Goodwill.....................................................   385,926    152,347
Other intangible assets......................................   103,776     55,925
Deferred income tax asset, net...............................     8,291     29,637
Other assets.................................................    20,003     25,573
                                                               --------   --------
                                                                949,822   $687,399
                                                               ========   ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $ 63,334   $ 33,111
  Accrued liabilities........................................    78,780     52,126
  Contract advances and deposits.............................    44,323     42,244
  Postretirement benefits obligation, short-term.............     1,794         --
  Short-term borrowings under revolver.......................   180,000         --
  Notes payable..............................................     7,766      2,000
                                                               --------   --------
     Total current liabilities...............................   375,997    129,481
                                                               --------   --------
Income taxes payable.........................................     4,154      6,513
Notes payable, long-term.....................................    14,533      5,000
Long-term debt...............................................   201,250    201,250
Postretirement benefits obligation, long-term................    77,734    103,815
Environmental obligation.....................................     1,198      1,392
Other long-term liabilities..................................        40         55
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized
     500,000 shares..........................................        --         --
  Common shares, par value $1 per share, authorized
     50,000,000 shares, 21,177,072 issued in 2006 and
     20,305,815 issued in 2005...............................    21,177     20,306
  Additional paid-in capital.................................   177,117    167,219
  Retained earnings..........................................   129,444    120,103
  Accumulated other comprehensive loss, net of income tax
     benefit ($25,814 in 2006 and $32,711 in 2005)...........   (37,319)   (47,072)
  Treasury shares at cost (111,499 shares in 2006 and 111,317
     shares in 2005).........................................    (1,966)    (1,868)
  Unearned Employee Stock Ownership Plan shares..............   (13,537)   (14,789)
  Deferred compensation under Long-Term Incentive Plan.......        --     (3,866)
  Management group receivables...............................        --       (140)
                                                               --------   --------
     Total shareholders' equity..............................   274,916    239,893
                                                               --------   --------
                                                               $949,822   $687,399
                                                               ========   ========




          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        EDO CORPORATION AND SUBSIDIARIES



                                                               YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                                     2006                2005                2004
                                              -----------------   -----------------   -----------------
                                               AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                              --------   ------   --------   ------   --------   ------
                                                                    (IN THOUSANDS)


COMMON SHARES
  Balance at beginning of year..............    20,306   20,306     20,112   20,112     19,832   19,832
  Exercise of stock options.................        98       98         83       83        164      164
  Shares used for Long-Term Incentive Plan
     and other Restricted Shares grants.....       558      558        111      111        116      116
  CAS purchase price shares.................       215      215         --       --         --       --
                                              --------   ------   --------   ------   --------   ------
  Balance at end of year....................    21,177   21,177     20,306   20,306     20,112   20,112
                                              --------   ------   --------   ------   --------   ------
ADDITIONAL PAID-IN CAPITAL
  Balance at beginning of year..............   167,219             158,548             150,097
  Exercise of stock options.................       966                 792               1,371
  Income tax benefit related to stock
     options and Long-Term Incentive Plan...       581                 711               1,134
  Shares used for payment of directors'
     fees...................................        65                  83                  60
  Shares used for Long-Term Incentive Plan
     and other Restricted Shares grants.....     8,282               3,347               2,807
  Compensation expense on accelerated
     options................................        --                  37                  --
  Employee Stock Ownership Plan shares
     committed-to-be-released...............     3,032               3,701               3,079
  FAS 123(R) Compensation expense...........       838                  --                  --
  FAS 123(R) transfer from Deferred
     Compensation Under Long-Term Incentive
     Plan...................................    (3,866)                 --                  --
                                              --------            --------            --------
  Balance at end of year....................   177,117             167,219             158,548
                                              --------            --------            --------
RETAINED EARNINGS
  Balance at beginning of year..............   120,103              96,004              69,059
  Net earnings..............................    11,577              26,269              29,068
  Common share dividends (12 cents per
     share).................................    (2,236)             (2,170)             (2,123)
                                              --------            --------            --------
  Balance at end of year....................   129,444             120,103              96,004
                                              --------            --------            --------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of year..............   (47,072)            (42,619)            (29,281)
  Unrealized gain (loss) on foreign
     currency, net of tax...................       249                   8                (273)
  Additional minimum pension liability
     adjustment (Pre-SFAS 158), net of tax..     7,052              (4,461)            (13,065)
  Adoption of SFAS 158, net of tax (see Note
     13)....................................     2,452                  --                  --
                                              --------            --------            --------
  Balance at end of year....................   (37,319)            (47,072)            (42,619)
                                              --------            --------            --------
TREASURY SHARES AT COST
  Balance at beginning of year..............    (1,868)    (111)    (1,449)     (95)    (1,255)     (88)
  Shares used for payment of directors'
     fees...................................       148        8        115        7         80        5
  Shares repurchased from Long-Term
     Incentive Plan.........................      (246)      (8)      (534)     (23)      (274)     (12)
                                              --------   ------   --------   ------   --------   ------
  Balance at end of year....................    (1,966)    (111)    (1,868)    (111)    (1,449)     (95)
                                              --------   ------   --------   ------   --------   ------
DEFERRED COMPENSATION UNDER LONG-TERM
  INCENTIVE PLAN
  Balance at beginning of year..............    (3,866)             (2,408)               (479)
  Shares repurchased from Long-Term
     Incentive Plan.........................                        (3,136)             (2,845)
  Shares cancelled of Long-Term Incentive
     Plan...................................                            17
  Amortization of Long-Term Incentive Plan
     deferred compensation expense..........                         1,661                 916
  FAS 123(R) transfer to Additional Paid-In
     Capital................................     3,866                  --                  --
                                              --------            --------            --------
  Balance at end of year....................        --              (3,866)             (2,408)
                                              --------            --------            --------

                                                               YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------
                                                     2006                2005                2004
                                              -----------------   -----------------   -----------------
                                               AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    SHARES
                                              --------   ------   --------   ------   --------   ------
                                                                    (IN THOUSANDS)

UNEARNED EMPLOYEE STOCK OWNERSHIP PLAN
  COMPENSATION
  Balance at beginning of year..............   (14,789)            (16,039)            (17,290)
  Employee Stock Ownership Plan Shares
     committed-to-be-released...............     1,252               1,250               1,251
                                              --------            --------            --------
  Balance at end of year....................   (13,537)            (14,789)            (16,039)
                                              --------            --------            --------
MANAGEMENT GROUP RECEIVABLES
  Balance at beginning of year..............      (140)               (221)               (351)
  Payments received on management loans.....       140                  81                 130
                                              --------            --------            --------
  Balance at end of year....................        --                (140)               (221)
                                              --------            --------            --------
TOTAL SHAREHOLDERS' EQUITY..................  $274,916            $239,893            $211,928
                                              ========            ========            ========
COMPREHENSIVE INCOME
  Net earnings..............................  $ 11,577            $ 26,269            $ 29,068
  Additional minimum pension liability (Pre-
     SFAS 158), net of income tax benefit
     (expense) of $(4,900) in 2006, $3,100
     in 2005 and $9,079 in 2004.............     7,052              (4,461)            (13,065)
  Unrealized gain (loss) on foreign
     currency, net of tax...................       249                   8                (273)
                                              --------            --------            --------
  Comprehensive income......................  $ 18,878            $ 21,816            $ 15,730
                                              ========            ========            ========




          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        EDO CORPORATION AND SUBSIDIARIES


                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2006        2005       2004
                                                      ---------   ---------   --------
                                                               (IN THOUSANDS)


OPERATING ACTIVITIES:
  Earnings from operations..........................  $  11,577   $  26,269   $ 29,068
  Adjustments to earnings to arrive at cash provided
     by operations:
     Depreciation...................................     12,425       9,768     10,476
     Amortization...................................      7,702       5,931      5,564
     Impairment loss on other intangible assets.....      1,487          --         --
     Deferred tax benefit...........................       (214)     (3,219)      (660)
     Bad debt (recovery) expense....................        (88)        823         --
     (Gain) loss on sale of property, plant and
       equipment....................................       (309)        801        255
     Environmental cost provision, Deer Park
       facility.....................................         --       1,543         --
     Long-Term Incentive Plan compensation expense..      3,937       1,661        916
     Stock option compensation expense..............        838          --         --
     Non-cash Employee Stock Ownership Plan
       compensation expense.........................      4,283       4,952      4,330
     Dividends on unallocated Employee Stock
       Ownership Plan shares........................        226         251        272
     Non-cash compensation expense..................         --          37         --
     Common shares issued for directors' fees.......        214         198        140
     Changes in operating assets and liabilities,
       excluding effects of acquisitions:
       Accounts receivable..........................    (32,194)    (28,362)   (19,507)
       Inventories..................................      5,435      (2,309)   (18,134)
       Prepayments and other assets.................      4,255       4,554      3,588
       Contribution to defined benefit pension
          plan......................................     (6,000)     (6,000)        --
       Accounts payable, accrued liabilities and
          other.....................................     (2,409)       (905)     2,744
       Contract advances and deposits...............      2,079      28,119      5,501
                                                      ---------   ---------   --------
Cash provided by operations.........................     13,244      44,112     24,553
                                                      ---------   ---------   --------
INVESTING ACTIVITIES:
  Purchase of plant and equipment...................    (18,946)    (23,718)   (14,206)
  Payments received on notes receivable.............      7,100         300      1,200
  Proceeds from sale of property, plant and
     equipment......................................      1,266          --         --
  Cash (paid) received related to acquisitions, net
     of cash acquired...............................   (263,397)    (61,078)       301
                                                      ---------   ---------   --------
Cash used by investing activities...................   (273,977)    (84,496)   (12,705)
                                                      ---------   ---------   --------

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                         2006        2005       2004
                                                      ---------   ---------   --------
                                                               (IN THOUSANDS)

FINANCING ACTIVITIES:
  Short-term borrowings under revolver..............    216,000          --         --
  Repayments of revolving debt......................    (36,000)         --         --
  Issuance of 4.0% convertible subordinated notes...         --     195,716         --
  Redemption of 5.25% convertible subordinated
     notes..........................................         --    (137,800)        --
  Proceeds from exercise of stock options...........      1,064         875      1,535
  Excess income tax benefit from stock options and
     Long-Term Incentive Plan.......................        581         711      1,134
  Proceeds from management group receivables........        140          81        130
  Repayments of acquired debt.......................         --      (6,931)        --
  Payment of notes payable..........................     (2,000)         --         --
  Payment of common share cash dividends............     (2,461)     (2,421)    (2,395)
                                                      ---------   ---------   --------
Cash provided by financing activities...............    177,324      50,231        404
                                                      ---------   ---------   --------
Net (decrease) increase in cash and cash
  equivalents.......................................    (83,409)      9,847     12,252
Cash and cash equivalents at beginning of year......    108,731      98,884     86,632
                                                      ---------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR............  $  25,322   $ 108,731   $ 98,884
                                                      =========   =========   ========
Supplemental disclosures:
  Cash paid for:
     Interest.......................................  $  12,024   $   8,119   $  7,234
                                                      =========   =========   ========
     Income taxes...................................  $  11,163   $  15,424   $ 16,278
                                                      =========   =========   ========




          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2006, 2005 AND 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) PRINCIPLES OF CONSOLIDATION AND BUSINESS

     The consolidated financial statements include the accounts of EDO Corporation and all wholly-owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                        EDO CORPORATION AND SUBSIDIARIES

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

     Costs associated with the acquisition and development of software for internal use are recognized in accordance with Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In 2006 and 2005, the Company capitalized approximately $1.4 million and $2.6 million, respectively, of such costs. These costs are being amortized on a straight-line basis over periods ranging from two to five years.

     Deferred financing costs are amortized on a straight-line basis over the life of the related financing. Unamortized deferred financing costs of $6.8 million and $7.5 million are included in other assets at December 31, 2006 and 2005, respectively, and comprised primarily of the costs associated with the issuance of the 4.0% Convertible Subordinated Notes and the costs to enter into our $300 million Credit Facility.

  (F) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, we are required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1 each year. There was no indication of impairment at December 31, 2006 and 2005.

                        EDO CORPORATION AND SUBSIDIARIES

     The changes in the carrying amount of goodwill by segment for the years ended December 31, 2006 and 2005 are as follows:


                                               ENGINEERED      ELECTRONIC
                                              SYSTEMS AND      SYSTEMS AND
                                                SERVICES     COMMUNICATIONS      TOTAL
                                              -----------    --------------    --------
                                                      (IN THOUSANDS)


Balance as of January 1, 2005..............     $ 37,899        $ 53,752       $ 91,651
Acquisition of EVI.........................           --          31,302         31,302
Acquisition of Fiber Innovations...........        5,947              --          5,947
Acquisition of NexGen......................           --          23,447         23,447
                                                --------        --------       --------
Balance as of December 31, 2005............       43,846         108,501        152,347
Purchase price adjustments.................          328          (3,385)        (3,057)
Acquisition of CAS.........................      142,286              --        142,286
Acquisition of IST.........................           --          94,350         94,350
                                                --------        --------       --------
Balance as of December 31, 2006............     $186,460        $199,466       $385,926
                                                ========        ========       ========



     Summarized below are other intangible assets as of December 31:


                                                   2006       2005        LIFE
                                                 --------   --------   ----------
                                                    (IN THOUSANDS)


Other intangible assets subject to
  amortization:
  Capitalized non-compete agreements related to
     acquisitions..............................  $  2,738   $  3,118   1-5 years
  Purchased technologies related to
     acquisitions..............................    28,083     21,103   8-25 years
  Customer contracts and relationships related
     to acquisitions...........................    87,186     45,698   6-20 years
  Tradename related to acquisitions............     8,464      2,069   5-10 years
                                                 --------   --------
                                                  126,471     71,988
     Less accumulated amortization.............   (23,095)   (16,463)
                                                 --------   --------
                                                 $103,376   $ 55,525
Other intangible assets not subject to
  amortization:
     Tradename related to acquisitions.........       400        400
                                                 --------   --------
Balance as of December 31......................  $103,776   $ 55,925
                                                 ========   ========



     The amortization expense for the years ended December 31, 2006, 2005 and 2004 amounted to $7.7 million, $5.9 million and $5.5 million, respectively. Amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter related to these other intangible assets is estimated to be $10.3 million, $9.6 million, $9.5 million, $8.8 million, $7.4 million and $57.8 million, respectively. In 2006, we wrote off approximately $1.5 million of unamortized intangible assets related to the Company's rugged computer product line, where sales and orders were not materializing to expected levels. Consequently, the related identifiable intangible assets were deemed impaired.

  (G) INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the

                        EDO CORPORATION AND SUBSIDIARIES
years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (H) TREASURY SHARES

     Common shares held as treasury shares are recorded at cost, with issuances from treasury recorded at average cost. Treasury shares issued for directors' fees are recorded as an expense for an amount equal to the fair market value of the common shares on the issuance date.

  (I) FINANCIAL INSTRUMENTS

     The fair value of the Company's 4.0% Convertible Subordinated Notes due 2025 (4.0% Notes) at December 31, 2006 was approximately $194.2 million based on recent market transactions compared to a carrying value of $201.2 million. In 2005, the net carrying value of notes receivable approximated fair value based on existing rates for comparable commercial mortgages. The fair value of the environmental obligation approximates its carrying value since it has been discounted. The fair values of all other financial instruments approximate book values because of the short-term maturities of these instruments.

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

  (K) STOCK-BASED COMPENSATION

     The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP), the 2002 Non-Employee Director Stock Option Plan (NEDSOP) (see Note 12) and in connection with the CAS and IST acquisitions.

     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Financial Accounting Standard Board (FASB) Statement No. 123 (SFAS No. 123), "Accounting for Stock-based Compensation." Under APB No. 25, because the exercise price of the Company's stock options is set at the market price of the underlying shares on the date of grant, no employee compensation expense was recognized in the Statement of Earnings. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this method, compensation cost recognized in 2006 includes: (a) compensation cost for all options granted prior to January 1, 2006, but not yet vested, based on the fair value on the grant date and (b) compensation cost for all options granted to Directors under the NEDSOP subsequent to January 1, 2006, which are 100% vested on the date of grant. Results of prior periods are not required to be restated.

  (L) RECLASSIFICATIONS

     Certain reclassifications have been made to prior year presentations to conform to current year presentations.

(2) ACQUISITIONS

     On September 15, 2006, the Company acquired all of the stock of Impact Science and Technology Inc., (IST) for $123.7 million, consisting of a cash payment of $106.4 million and a $17.3 million promissory note to be paid over three years. We also incurred $0.6 million of transaction costs. In addition, there was a subsequent determination of final purchase price, resulting in a $9.2 million accrual at December 31, 2006 and payment in

                        EDO CORPORATION AND SUBSIDIARIES

January 2007. IST is a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition strengthened our position in specialized communication products and expanded the company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The Company has estimated the fair value of the acquired assets and liabilities. Consequently, amounts recorded are subject to change. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes.

     On September 6, 2006, the Company acquired all of the stock of CAS Inc.,
(CAS) for $178.1 million, consisting of a cash payment of $173.2 million and 214,574 EDO common shares valued at $4.9 million. We also incurred $1.5 million in transaction costs. CAS is a privately-held company providing engineering services, logistics support, and weapon-systems analysis to the DoD. This acquisition has strengthened and expanded our range of professional and engineering services. The acquired company became part of the Company's Engineered Systems and Services segment. The Company has estimated the fair value of the acquired assets and liabilities. Consequently, the amounts recorded are subject to change. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets in the amount of $168.5 million is deductible for income tax purposes over 15 years.

     On December 20, 2005, the Company acquired for cash all of the stock of NexGen Communications LLC (NexGen), a privately-held company specializing in the design and production of communications systems for a diverse set of U.S. government organizations. The acquisition strengthened our position in specialized communication products. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to NexGen is not deductible for income tax purposes.

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

     On May 2, 2005, we acquired for cash all of the units of EVI Technology, LLC (EVI), a privately-held company. EVI is a designer, manufacturer and integrator of classified intelligence systems. EVI has strengthened and expanded EDO's range of products and engineering expertise in a number of synergistic areas. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to EVI recorded as goodwill and other intangible assets in the amount of $36.6 million is deductible for income tax purposes over 15 years.

     These acquisitions were accounted for as purchases and, accordingly, their operating results are included in the Company's consolidated financial statements since their respective acquisition dates.

                        EDO CORPORATION AND SUBSIDIARIES

     The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the dates of acquisition:


                                                       IST AT               CAS AT
                                                 SEPTEMBER 15, 2006   SEPTEMBER 6, 2006
                                                 ------------------   -----------------
                                                             (IN THOUSANDS)


Current assets.................................       $ 37,110             $ 34,842
Plant and equipment............................          3,265                1,317
Purchased technology...........................          6,420                   --
Tradename......................................            700                6,030
Customer contracts.............................         17,970               20,220
Goodwill.......................................         84,289              142,285
Liabilities....................................        (16,264)             (25,088)
                                                      --------             --------
Total purchase price...........................       $133,490             $179,606
                                                      ========             ========



     Unaudited pro forma results of operations, assuming the acquisitions of IST and CAS had been completed at the beginning of 2006 and 2005 are summarized below. The results reflect adjustments to net sales, cost of sales, compensation expense, interest income and expense, acquisition-related costs, and income tax expense. The interest rates used in determining pro forma adjustments to interest income are based on the average yield of the Company's invested cash and cash equivalents which approximated 4.2% and 2.9% for the twelve months ended December 31, 2006 and 2005, respectively. The interest rates used in determining the pro forma adjustments for interest expense is related to our credit facility and approximated 7.1% and 5.0% for the twelve months ended December 31, 2006, and 2005, respectively.


                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
                                                            (IN THOUSANDS,
                                                                EXCEPT
                                                          PER SHARE AMOUNTS)
                                                             (UNAUDITED)


Net Sales..............................................  $906,337   $897,219
Net Earnings...........................................    12,930     25,905
Diluted Earnings per share.............................  $   0.71   $   1.31


     On a pro forma basis, the effect of the convertible subordinated notes was anti-dilutive and dilutive for 2006 and 2005, respectively.

     The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had these acquisitions been completed at the beginning of the years, or of the results which may occur in the future.

     On a pro forma basis, had the acquisitions of NexGen, Fiber Innovations, and EVI taken place as of the beginning of each year, the results of operations would not have been materially affected.

(3) ACCOUNTS AND NOTES RECEIVABLE

     Accounts receivable included $129.7 million and $65.6 million at December 31, 2006 and 2005, respectively, of unbilled revenues. Substantially all of the unbilled balances at December 31, 2006 will be billed and are expected to be collected during 2007. Total billed receivables due from the United States Government, either directly or as a subcontractor to a prime contractor with the Government, were $105.4 million and $92.1 million at December 31, 2006 and 2005, respectively. Billed accounts receivable are net of allowances for doubtful accounts of approximately $0.8 million and $1.0 million at December 31, 2006 and 2005, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

     At December 31, 2005 Notes receivable included $0.1 million related to the sale of the College Point facility in January 1996, which was collected in January 2006. Also included in notes receivable at December 31, 2005 was the note related to the sale of the Company's Deer Park facility in July 2003.

(4) INVENTORIES

     Inventories are summarized by major classification as follows at December
31:


                                                            2006       2005
                                                          --------   -------
                                                            (IN THOUSANDS)


Raw material and supplies...............................  $ 14,881   $11,976
Work-in-process.........................................    52,742    49,829
Finished goods..........................................    15,045     1,690
  Less: Unliquidated progress payments..................   (26,413)   (6,928)
                                                          --------   -------
Total...................................................  $ 56,255   $56,567
                                                          ========   =======



(5) PROPERTY, PLANT AND EQUIPMENT, NET

     The Company's property, plant and equipment at December 31 and their related useful lives are summarized as follows:


                                             2006       2005              LIFE
                                           --------   --------   ---------------------
                                              (IN THOUSANDS)


Land.....................................  $     --   $    125
Buildings and improvements...............       161        161   10-30 years
Machinery and equipment..................    83,971     71,710   3-19 years
Software.................................    14,342     12,016   2-5 years
Leasehold improvements...................    32,997     28,379   Lesser of useful life
                                                                 or lease term
                                           --------   --------
                                            131,471    112,391
Less accumulated depreciation and
  amortization...........................   (72,362)   (62,817)
                                           --------   --------
                                           $ 59,109   $ 49,574
                                           ========   ========


                        EDO CORPORATION AND SUBSIDIARIES

(6) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following at December 31:


                                                            2006      2005
                                                          -------   -------
                                                            (IN THOUSANDS)


Employee compensation and benefits......................  $38,212   $24,788
Accrual for future costs related to acquired contracts..       --     2,520
Income taxes payable....................................    5,497     5,141
Accrued rent............................................    5,296     3,995
Accrued interest........................................    2,095       904
Warranty................................................    1,865     1,481
Current portion of environmental obligation.............      234     1,070
Accrued additional purchase price -- IST................    9,224        --
Other...................................................   16,357    12,227
                                                          -------   -------
                                                          $78,780   $52,126
                                                          =======   =======



(7) NOTES PAYABLE, LONG-TERM DEBT AND CREDIT FACILITY

  NOTES PAYABLE

     As part of its acquisition of Impact Science and Technology Inc., on September 15, 2006, the Company issued a $17.3 million promissory note payable to the non-ESOP sellers. The note bears interest at 6.0% and is payable in three equal annual installments of approximately $5.8 million starting on September 15, 2007.

     Also, as part of its acquisition of NexGen Communications LLC, on December 20, 2005, the Company issued a $7.0 million note payable to the sellers. The note bears interest at approximately 4.41% and is payable in annual installments of $2.0 million, $2.0 million and $3.0 million due on December 20, 2006, 2007 and 2008, respectively. The Company made the December 20, 2006 payment as scheduled, leaving $5.0 million outstanding at December 31, 2006.

  4.0% CONVERTIBLE SUBORDINATED NOTES DUE 2025

     In November 2005, the Company completed its offering of $201.2 million of 4.0% Convertible Senior Subordinated Notes (4.0% Notes) due 2025 and received $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year. Accrued interest payable, included in accrued liabilities on the accompanying consolidated balance sheet, was $1.0 million and $0.9 million at December 31, 2006 and 2005, respectively.

     The Company used part of the proceeds from the offering of the 4.0% Notes to redeem its 5.25% Convertible Subordinated Notes in November 2005. The payments associated with the redemption were $137.8 million of principal, $2.9 million for a 2.1% premium on the principal amount, and $0.9 million in accrued interest from October 15 through the redemption date of November 29, 2005. Additionally at time of redemption, the Company expensed the remaining unamortized deferred charges in the amount of $1.3 million associated with the 5.25% Notes.

     In connection with the offering of the 4.0% Notes, there are $5.4 million and $5.7 million of unamortized debt issuance costs at December 31, 2006 and 2005, respectively, which are included in other assets on the accompanying consolidated balance sheets and are being amortized through April 2025.

     The 4.0% Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common share at an initial conversion price of

                        EDO CORPORATION AND SUBSIDIARIES

$34.19 per share, subject to adjustment in certain events. As of December 31, 2006, there had been no such conversions.

  CREDIT FACILITY

     In November 2005, the Company entered into a $300 million revolving credit facility with a consortium of banks, led by Citibank, N.A. as the administrative agent, Fleet National Bank as the syndication agent and Wachovia Bank, N.A. as the documentation agent. This new facility replaced the Company's expiring $200 million facility and expires in November 2010. In connection with the new credit facility, $1.3 million and $1.6 million of deferred finance costs are included in other assets on the accompanying consolidated balance sheet at December 31, 2006 and 2005, respectively, and are being amortized over the term of the agreement.

     The credit agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At December 31, 2006, LIBOR was approximately 5.3% and the applicable adjustment to LIBOR was 2.75%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases of up to $300 million.

     At December 31, 2006, there were $180.0 million of borrowings outstanding under the credit facility and $34.7 million of outstanding letters of credit, leaving $85.3 million available for additional borrowings. Accrued interest payable was $0.8 million at December 31, 2006. There were no direct borrowings outstanding under the credit facility at December 31, 2005.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of December 31, 2006, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

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

     In 2006, 2005 and 2004, non-cash ESOP compensation expense recorded by the Company amounted to $4.3 million, $5.0 million, and $4.3 million, respectively. At December 31, 2006, there are 1,822,172 unearned/unallocated shares which have an aggregate market value of $43.3 million and 1,738,590 allocated shares. Total principal and interest payments made in 2006, 2005, and 2004 under the ESOP indirect loan amounted to $1.7 million in each of the three years.

                        EDO CORPORATION AND SUBSIDIARIES

(9) INCOME TAXES

     The 2006, 2005 and 2004 significant components of the provision for income taxes attributable to continuing operations are as follows:


                                                      2006      2005      2004
                                                    -------   -------   -------
                                                           (IN THOUSANDS)


Federal
  Current.........................................  $ 2,117   $16,711   $13,375
  Deferred........................................     (292)   (2,926)     (533)
                                                    -------   -------   -------
                                                    $ 1,825   $13,785   $12,842
                                                    -------   -------   -------
Foreign
  Current.........................................       --       135       (25)
  Deferred........................................       26       213        77
                                                    -------   -------   -------
                                                    $    26   $   348   $    52
                                                    -------   -------   -------
State
  Current.........................................  $(2,164)  $ 1,945   $ 2,876
  Deferred........................................       52      (506)     (204)
                                                    -------   -------   -------
                                                    $(2,112)  $ 1,439   $ 2,672
                                                    -------   -------   -------
Total.............................................  $  (261)  $15,572   $15,566
                                                    =======   =======   =======



     The reconciliation of income tax attributable to continuing operations computed at the U.S. Federal tax rate to income tax expense is:


                                                               PERCENT OF
                                                            PRE-TAX EARNINGS
                                                         ---------------------
                                                          2006     2005   2004
                                                         -----     ----   ----


Tax at statutory rate..................................   35.0%    35.0%  35.0%
State taxes, net of Federal benefit....................    6.5      2.9    4.7
Reserve adjustment.....................................  (12.8)    (3.5)  (6.2)
Non-cash ESOP compensation expense.....................   10.4      3.4    1.9
Federal Research and Development Credit................  (22.8)(a)   --     --
State Investment Tax Credits...........................   (5.3)      --     --
Foreign sales benefit..................................  (14.7)(b) (1.0)  (1.1)
Manufacturing exemption................................   (1.0)    (1.0)    --
Other, net.............................................    2.4      1.4    0.6
                                                         -----     ----   ----
Effective income tax rate..............................   (2.3)%   37.2%  34.9%
                                                         =====     ====   ====




(a) Federal research and development credit includes 18.2% benefit attributable to 2005 and 2002 resulting from studies completed in the third quarter of 2006.

(b) Foreign sales benefit includes 11.9% benefit attributable to 2005 resulting from studies completed in the third quarter of 2006.

                        EDO CORPORATION AND SUBSIDIARIES

     The significant components of deferred tax assets and liabilities as of December 31 are as follows:


                                                            2006      2005
                                                          -------   -------
                                                            (IN THOUSANDS)


DEFERRED TAX ASSETS
Retirement plans' additional minimum liability..........  $26,017   $32,621
Post-retirement benefits obligation.....................    5,406     5,512
Non-qualified plans.....................................    7,628     5,194
Inventory valuation.....................................    1,312     1,310
Vacation accrual........................................    4,115     2,954
Rent accrual............................................    2,193     1,732
Other...................................................    5,112     4,338
                                                          -------   -------
Total deferred tax assets...............................   51,783    53,661
                                                          -------   -------
DEFERRED TAX LIABILITIES
Depreciation and amortization...........................   23,938     8,801
Prepaid pension asset...................................    6,851     5,530
Other...................................................      543       747
                                                          -------   -------
Total deferred tax liabilities..........................   31,332    15,078
                                                          -------   -------
Net deferred tax asset..................................  $20,451   $38,583
                                                          =======   =======



     The Company is subject to ongoing tax examinations in various jurisdictions, which may result in challenges to tax positions taken and, accordingly, the Company may record adjustments to provisions based on the probable outcomes of such matters. However, the Company believes that the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows. The Company recorded an income tax benefit of $1.5 million and $1.5 million for the years ended December 31, 2006 and December 31, 2005, respectively, as a net adjustment for income tax contingency reserves.

(10) SHAREHOLDERS' EQUITY

     At various times beginning in 1983, the Board of Directors has authorized and subsequently increased by amendments, a plan to purchase an aggregate amount of 4,190,000 common shares. As of December 31, 2006, the Company had acquired approximately 4,091,000 common shares in open market transactions at prevailing market prices. Approximately 4,062,000 of these shares have been used for various purposes, including: conversion of preferred shares; contributions of common shares to the EDO ESOP; grants pursuant to the Company's Long-Term Incentive Plans; payment of directors' fees; partial payment of a 50% share dividend; and stock options exercised. As of December 31, 2006 and 2005, respectively, the Company held 111,499 and 111,317 common shares in its treasury for future use.

     At December 31, 2006, the Company had reserved 8,346,692 authorized and unissued common shares for stock option and long-term incentive plans and conversion of the Notes.

                        EDO CORPORATION AND SUBSIDIARIES

(11) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:


                                                     2006      2005      2004
                                                   -------   -------   -------
                                                          (IN THOUSANDS)


Numerator:
  Earnings from continuing operations for basic
     calculation.................................  $11,577   $26,269   $29,068
  Effect of dilutive securities:
     Convertible notes...........................       --     4,404     4,268
                                                   -------   -------   -------
  Numerator for diluted calculation..............  $11,577   $30,673   $33,336
                                                   =======   =======   =======
Denominator:
  Denominator for basic calculation..............   18,189    18,081    17,695
  Effect of dilutive securities:
     Stock options...............................      456       264       274
     Convertible notes...........................       --     4,656     4,408
                                                   -------   -------   -------
  Denominator for diluted calculation............   18,645    23,001    22,377
                                                   =======   =======   =======



     The assumed conversion of convertible notes was anti-dilutive for 2006 and dilutive for 2005 and 2004.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.


                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          -------------------
                                                           2006   2005   2004
                                                          -----   ----   ----
                                                             (IN THOUSANDS)


Convertible Subordinated Notes..........................  5,886    --     --
Unexercised Stock Options...............................    399    74      2
                                                          -----    --     --
                                                          6,285    74      2
                                                          =====    ==     ==



(12) STOCK PLANS

     As a result of adopting FAS 123(R) on January 1, 2006, the Company's income before income taxes and net income were $0.8 million and $0.5 million lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share were $0.02 and $0.03 lower, respectively, than if the company had continued to account for share-based compensation under Opinion No. 25.

     Prior to the adoption of FAS 123(R), the Company presented all excess tax benefits on deductions resulting from the exercise of stock options as an operating cash flow in the Statement of Cash Flows. FAS 123(R) requires that this excess tax benefit now be classified as a financing cash flow. Consequently, $0.6 million excess tax benefit was classified as a financing cash flow in 2006.

     During 2006, the Company granted options only to its Board of Directors, which when issued were 100% vested. The Company estimated the fair value of the 2006 stock option awards as of the grant date by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted are as follows: expected dividend yield of 1%, risk free interest rate of 4.3%, expected volatility of 44%, and an expected option life of 7 years.

                        EDO CORPORATION AND SUBSIDIARIES

     A summary of the Company's stock option activity during the twelve months ended December 31, 2006 is as follows:


                                                                    WEIGHTED-
                                                       WEIGHTED-     AVERAGE
                                                        AVERAGE     REMAINING       AGGREGATE
                                                        EXERCISE   CONTRACTUAL      INTRINSIC
                                          OPTIONS        PRICE         TERM           VALUE
                                      --------------   ---------   -----------   --------------
                                      (IN THOUSANDS)                (IN YEARS)   (IN THOUSANDS)


Outstanding on January 1, 2006......       1,045         $17.25
Options granted.....................          55          27.39
Options exercised...................         (98)         10.79
Options expired/canceled............         (36)         23.86
                                           -----
Exercisable on December 31, 2006....         966         $18.23        4.97          $6,327
                                           =====



     As of December 31, 2006, there was no unrecognized future compensation expense related to non-vested options not yet recognized in the consolidated statement of earnings.

     Stock based compensation expense recognized for restricted share awards was $3.9 million $1.7 million and $0.9 million for the twelve months ended December 31, 2006, 2005 and 2004, respectively. The unrecognized compensation cost related to the unvested restricted shares at December 31, 2006 was approximately $12.9 million, which will be recognized over a weighted-average period of 2.2 years.

     A summary of the activity of restricted shares for the twelve months ended December 31, 2006 is as follows:


                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                        GRANT DATE
                                                           SHARES       FAIR VALUE
                                                       --------------   ----------
                                                       (IN THOUSANDS)


Outstanding on January 1, 2006.......................        219          $27.78
Granted..............................................        558           23.65
Forfeited/Canceled...................................         (9)          28.12
                                                             ---
Outstanding on December 31, 2006.....................        768          $24.78
                                                             ===



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

                        EDO CORPORATION AND SUBSIDIARIES

     The following table illustrates the effect on net earnings and earnings per share if, for the twelve months ended December 31, 2005, the Company had applied the fair value recognition provisions of SFAS No. 123:


                                                               (IN THOUSANDS,
                                                              EXCEPT PER SHARE
                                                                  AMOUNTS)


Earnings:
  As reported...............................................       $26,269
  Deferred compensation expense, net of tax.................           980
  Stock option compensation expense based on fair value
     method, net of tax.....................................        (2,528)
                                                                   -------
  Pro forma.................................................       $24,721
                                                                   =======
Basic earnings per common share:
  As reported...............................................       $  1.45
  Pro forma.................................................       $  1.37
Diluted earnings per common share:
  As reported...............................................       $  1.33
  Pro forma.................................................       $  1.27


     The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP), the 2002 Non-Employee Director Stock Option Plan ("2002 NEDSOP") and the 2004 Non-Employee Director Stock Plan ("2004 NEDSOP") and in connection with the CAS and IST acquisitions for the purchase of its common shares at the fair market value of the common shares on the dates of grant. Options under the 2002 Long-Term Incentive Plan ("LTIP") generally become exercisable on the third anniversary of the date of the grant and expire on the tenth anniversary of the date of the grant. The 2002 LTIP will expire in 2012. Options under the 2002 NEDSOP, which pertains only to non-employee directors, are immediately exercisable and expire on the tenth anniversary of the date of the grant. The 2002 NEDSOP will expire in 2012. The 2004 NEDSOP will expire in 2014.

     Changes in options outstanding are as follows:


                                   2006                     2005                     2004
                          ----------------------   ----------------------   ----------------------
                          WEIGHTED-                WEIGHTED-                WEIGHTED-
                           AVERAGE      SHARES      AVERAGE      SHARES      AVERAGE      SHARES
                           EXERCISE   SUBJECT TO    EXERCISE   SUBJECT TO    EXERCISE   SUBJECT TO
                            PRICE       OPTION       PRICE       OPTION       PRICE       OPTION
                          ---------   ----------   ---------   ----------   ---------   ----------


Beginning of year.......    $17.25     1,045,039     $15.86     1,083,811     $14.65     1,206,096
Options granted.........     27.39        55,000      30.68        65,000      24.37        65,000
Options exercised.......     10.79       (98,580)     10.50       (83,322)      9.35      (164,135)
Options
  expired/cancelled.....     23.86       (35,726)     13.76       (20,450)     23.05       (23,150)
                                       ---------                ---------                ---------
End of year.............    $18.23       965,733     $17.25     1,045,039     $15.86     1,083,811
                                       =========                =========                =========
Exercisable at year
  end...................    $18.23       965,733     $17.08       895,759     $12.33       732,956
                                       =========                =========                =========


                        EDO CORPORATION AND SUBSIDIARIES

     The options outstanding as of December 31, 2006 are summarized as follows:


                                               WEIGHTED-      NUMBER OF       WEIGHTED-
RANGE OF                                        AVERAGE        OPTIONS     AVERAGE/AVERAGE
EXERCISE PRICES                             EXERCISE PRICE   OUTSTANDING    REMAINING LIFE
---------------                             --------------   -----------   ---------------


$7.0-$9.60................................      $ 7.89         372,503     3 years
$18.05-$25.01.............................      $20.44         244,505     6 years
$27.02-$31.44.............................      $27.74         348,725     6 years
                                                               -------
                                                               965,733
                                                               =======



     The 2002 LTIP also provides for restricted common share long-term incentive awards as defined under the plan. As of December 31, 2006 plan participants had been awarded 784,250 restricted common shares. Prior to the Company adopting FAS 123(R), deferred compensation costs related to restricted common shares were recorded, as a separate component of shareholders' equity, for the fair value of the restricted common share awards on the date of grant and amortized to earnings over the period the related services were provided. Pursuant to FAS 123(R), which was adopted by the Company on January 1, 2006, compensation costs are now being charged directly to earnings over the three-year period the related services are provided. The fair value of a restricted common share award is calculated as the average of the high and low market values of our common shares on the grant date as reported for such date on a national exchange or nationally recognized system of price quotation. The amount charged to operations in 2006, 2005 and 2004 was $3.9 million, $1.7 million and $0.9 million, respectively. The increase in the expense for 2006 compared to prior years is due to an increase in the amount of shares issued over the past two years compared to prior years as well as the 405,103 restricted shares issued in conjunction with the IST acquisition.

     The 2006 Long-Term Incentive Plan (2006 LTIP) was approved by shareholders at the 2006 annual meeting and became effective on January 1, 2007. The 2006 LTIP permits the granting of awards covering 1,200,000 common shares. The maximum number of common shares may not exceed 200,000 shares during any twelve-month period. The 2006 LTIP permits the grant of non-qualified stock options, stock appreciation rights, restricted shares (with or without performance criteria), performance shares in lieu of cash compensation. The 2006 LTIP expires on December 31, 2017. As of January 1, 2007, 1,494,537 shares are available for additional awards and all LTIP and NEDSOP plans.

(13) OTHER EMPLOYEE BENEFIT PLANS

     On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires the Company to recognized the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its post-retirement benefit plans in its December 31, 2006 consolidated balance sheet, with corresponding adjustments to accumulated other comprehensive income, net of tax. The adjustments to accumulated other comprehensive income at adoption represent the net unrecognized actuarial gains and losses, and unrecognized prior service costs remaining from the initial adoption of FASB statement 87 (Statement 87), which was previously netted against the plans' funded status in the Company's consolidated balance sheet pursuant to Statement 87. These amounts will continue to be recognized as net periodic pension costs in accordance with the Company's accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods that are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income and subsequently recognized as a component of net periodic pension cost.

     Pursuant to the requirements of SFAS 158, the incremental effect of adopting SFAS 158 on the Company's consolidated balance sheet at December 31, 2006 are presented below separately for each plan. The adoption of SFAS 158 had no effect on the Company's consolidated statement of earnings for the year ended December 31, 2006, or for prior periods presented, and will not affect the Company's operating results in future periods. Had the

                        EDO CORPORATION AND SUBSIDIARIES

Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability for its qualified and non-qualified defined benefit plans pursuant to Statement 87.

  DEFINED BENEFIT PLANS

     The Company maintains a qualified noncontributory defined benefit pension plan covering approximately twenty five percent of its employees. In November 2002, the plan was amended whereby participation and benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are at least equal to the minimum required contribution and are tax deductible.

     A summary of the assumptions as of December 31 used in pension calculations follows. (Since the Company froze the defined benefit plan in December 2002, there is no future compensation increase for subsequent years.)


                                                          2006   2005   2004
                                                          ----   ----   ----


Discount Rate (for obligations as of December 31).......  5.75%  5.50%  5.75%
Expected long-term return on plan assets................  8.25%  8.25%  8.25%


     The Company uses the building block approach for the estimation of the long-term rate of return on assets. Under this approach, the Company reviewed the publicly available common source data for the range of returns on basic types of equity and fixed income instruments and the differential to those rates provided by active investment management. In consultation with the Company's actuarial and active asset management consultants and taking into account the funds' actual performance and expected asset allocation going forward, the Company selected an overall return rate within the resulting range.

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

     The investment allocation for each major asset class as a percent of plan asset fair value as of December 31 is as follows:


                                                         2006    2005    2004
                                                        -----   -----   -----


Equity Securities.....................................   73.3%   70.7%   73.7%
Debt Securities.......................................   26.6%   28.7%   25.7%
Cash..................................................    0.1%    0.6%    0.6%
                                                        -----   -----   -----
Total.................................................  100.0%  100.0%  100.0%
                                                        =====   =====   =====



     The Company made contributions of $6.0 million to the plan in both 2006 and 2005.

     There was no effect of SFAS 158 on accumulated other comprehensive income for the qualified benefit plan, since benefits are frozen and no intangible assets exist. Included in accumulated other comprehensive income in

                        EDO CORPORATION AND SUBSIDIARIES
shareholders' equity are $35.8 million (net of tax) and $43.0 million (net of tax) for the years ended December 31, 2006 and 2005, respectively, representing unrecognized actuarial losses that have not yet been recognized in net periodic pension cost. The unrecognized actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during 2007 is $4.3 million. The Company recorded an additional minimum liability of $72.9 million and a net of tax comprehensive loss of $3.8 million in 2005.

     In 2006, 2005 and 2004 the Company recorded pension expense of $4.8 million, $4.3 million and $2.2 million, respectively. A summary of the components of net periodic pension expense follows:


                                                    2006       2005       2004
                                                  --------   --------   --------
                                                          (IN THOUSANDS)


Interest on projected benefit obligation........    12,154     12,354     12,151
Expected return on plan assets..................   (12,838)   (12,722)   (12,705)
Recognized net actuarial loss...................     5,460      4,645      2,737
                                                  --------   --------   --------
Net pension expense.............................  $  4,776   $  4,277   $  2,183
                                                  ========   ========   ========



     The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets as of December 31, 2006 and 2005 are as follows:


                                                           2006        2005
                                                        ---------   ---------
                                                            (IN THOUSANDS)


Projected benefit obligation at beginning of year.....  $(228,488)  $(221,945)
Interest cost.........................................    (12,154)    (12,354)
Benefits paid.........................................     15,522      15,270
Actuarial gain (loss).................................      3,365      (9,459)
                                                        ---------   ---------
Projected benefit obligation at the end of year.......  $(221,755)  $(228,488)
                                                        ---------   ---------
Fair value of plan assets at beginning of year........  $ 163,114   $ 161,294
Actual return plan assets.............................     16,124      11,090
Employer contributions................................      6,000       6,000
Benefits paid.........................................    (15,522)    (15,270)
                                                        ---------   ---------
Fair value of plan assets at end of year..............  $ 169,716   $ 163,114
                                                        ---------   ---------
Funded Status.........................................  $ (52,039)  $ (65,374)
                                                        =========   =========
Accumulated benefit obligation........................  $(221,755)  $(228,488)
                                                        =========   =========



  ESTIMATED FUTURE BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:


                                                               (IN THOUSANDS)


2007.........................................................      $14,559
2008.........................................................      $14,806
2009.........................................................      $15,028
2010.........................................................      $15,201
2011.........................................................      $15,271
2012-2016....................................................      $76,390

                        EDO CORPORATION AND SUBSIDIARIES

  NON-QUALIFIED PLAN

     The Company has a supplemental retirement plan for officers and certain employees. Benefits are based on years of service and certain compensation that is excluded under the qualified plan. The plan is unfunded and has no assets.

     A summary of the weighted-average assumptions as of December 31 used in pension calculations follows:


                                                          2006   2005   2004
                                                          ----   ----   ----


Discount Rate (for obligations as of December 31).......  5.75%  5.50%  5.75%
Rate of compensation increase...........................  5.00%  5.00%  5.00%


     In 2006, 2005 and 2004, the Company recorded expense of $2.2 million, $2.3 million and $1.2 million, respectively, related to this plan. A summary of the components of net periodic pension expense follows:


                                                       2006     2005     2004
                                                      ------   ------   ------
                                                           (IN THOUSANDS)


Service cost........................................  $  268   $  302   $  220
Interest on projected benefit obligation............     978      984      700
Amortization of transitional liability..............       1        3        3
Amortization of prior service cost..................      63       63       63
Recognized net actuarial loss.......................     855      963      171
                                                      ------   ------   ------
Net pension expense.................................  $2,165   $2,315   $1,157
                                                      ======   ======   ======



     The incremental effect of adopting the provisions of SFAS 158 on the Company's consolidated balance sheet with respect to the non-qualified benefit plan are presented in the following table. The effect of recognizing an additional minimum liability is included in the column labeled "Prior to Application of SFAS 158."


                                                         AT DECEMBER 31, 2006
                                               ----------------------------------------
                                                  PRIOR TO      EFFECT OF
                                               APPLICATION OF    ADOPTING
                                                  SFAS 158       SFAS 158   AS REPORTED
                                               --------------   ---------   -----------
                                                            (IN THOUSANDS)


Intangible asset.............................     $    370        $(370)      $     --
Deferred income tax asset....................        2,814          501          3,315
Accumulated other comprehensive income (net
  of tax)....................................        4,049          721          4,770
Postretirement benefits obligation...........      (18,831)        (852)       (19,683)


     At December 31, 2006, included in accumulated other comprehensive income in shareholders' equity are the following amounts that have not yet been recognized in periodic pension cost: unrecognized actuarial losses of $4.6 million (net of tax) and unrecognized prior service cost of $0.2 million (net of tax). At December 31, 2005, unrecognized actuarial losses of $4.4 million (net of tax) and unrecognized prior service cost of $0.2 million (net of tax) were included in accumulated other comprehensive. In 2005, the Company recorded an additional minimum liability of $7.1 million and a net of tax comprehensive loss of $0.7. The actuarial losses and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost in 2007 are $1.0 million and $63 thousand, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

     The reconciliation of the beginning and ending balances of the projected benefit obligation and fair value of plan assets as of December 31, 2006 and 2005 are as follows:


                                                           2006       2005
                                                         --------   --------
                                                            (IN THOUSANDS)


Projected benefit obligation at beginning of year......  $(18,277)  $(17,583)
Service cost...........................................      (268)      (302)
Interest cost..........................................      (978)      (984)
Benefits paid..........................................       939        944
Actuarial loss.........................................    (1,099)      (352)
                                                         --------   --------
Projected benefit obligation at the end of year........  $(19,683)  $(18,277)
                                                         --------   --------
Fair value of plan assets at beginning of year.........  $     --   $     --
Employer contributions.................................       939        944
Benefits paid..........................................      (939)      (944)
                                                         --------   --------
Fair value of plan assets at end of year...............  $     --   $     --
                                                         --------   --------
Funded Status..........................................  $(19,683)  $(18,277)
                                                         ========   ========
Accumulated benefit obligation.........................  $(18,831)  $(17,510)
                                                         ========   ========



  ESTIMATED FUTURE PENSION BENEFIT PAYMENTS

     The following table presents estimated future benefit payments:


                                                               (IN THOUSANDS)


2007.........................................................      $  926
2008.........................................................      $1,930
2009.........................................................      $1,909
2010.........................................................      $1,874
2011.........................................................      $1,853
2012-2016....................................................      $8,864


  401(K) PLANS

     The Company sponsors a 401(k) plan covering substantially all employees which provides for a match by the Company of 50% of the first 6% of employee contributions. The match is provided in the Company's common shares under the ESOP plan.

(14) POST-RETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

                        EDO CORPORATION AND SUBSIDIARIES

  EDO POST-RETIREMENT BENEFIT PLAN

     Post-retirement health care and life insurance expense included the following components:


                                                         2006   2005   2004
                                                         ----   ----   ----
                                                           (IN THOUSANDS)


Interest cost..........................................  $114   $124   $143
Recognized actuarial loss..............................    76     58     53
                                                         ----   ----   ----
Total post-retirement health care and life insurance
  expense..............................................  $190   $182   $196
                                                         ====   ====   ====



     The incremental effect of adopting the provisions of SFAS 158 on the Company's consolidated balance sheet with respect to the EDO Post-Retirement Benefit plan are presented in the following table.


                                                         AT DECEMBER 31, 2006
                                               ----------------------------------------
                                                  PRIOR TO      EFFECT OF
                                               APPLICATION OF    ADOPTING
                                                  SFAS 158       SFAS 158   AS REPORTED
                                               --------------   ---------   -----------
                                                            (IN THOUSANDS)


Postretirement benefits obligation...........      (1,635)         (178)       (1,813)
Deferred income tax asset....................          --            73            73
Accumulated other comprehensive income (net
  of tax)....................................          --           105           105


     The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 31, 2006 and 2005 are as follows:


                                                             2006      2005
                                                           -------   -------
                                                             (IN THOUSANDS)


Benefit obligation at beginning of year..................  $(2,234)  $(2,322)
Interest cost............................................     (114)     (124)
Participants, contributions..............................      (28)      (35)
Benefits paid............................................      215       328
Amendment................................................      217        --
Actuarial gain (loss)....................................      131       (81)
                                                           -------   -------
Benefit obligation at the end of year....................  $(1,813)  $(2,234)
                                                           -------   -------
Fair value of plan assets at beginning of year
Employer contributions...................................  $   187   $   294
Participants, contributions..............................       28        34
Benefits paid............................................     (215)     (328)
                                                           -------   -------
Fair value of plan assets at end of year.................  $    --   $    --
                                                           -------   -------
Funded Status............................................  $(1,813)  $(2,234)
                                                           =======   =======
Accumulated benefit obligation...........................  $(1,813)  $(2,234)
                                                           =======   =======



     Included in accumulated other comprehensive income at December 31, 2006 in shareholders' equity are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized actuarial losses of $0.2 million (net of tax) and unrecognized prior service credit of $0.1 million (net of tax). The actuarial losses and prior service credit included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost in 2007 are $21 thousand and $22 thousand, respectively.

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.75% at December 31, 2006 and 5.50% at December 31, 2005, and estimated increases in health

                        EDO CORPORATION AND SUBSIDIARIES
care costs. The Company has limited its increase in health care costs to 5% per year by requiring the retirees to absorb any costs in excess of 5% and has used such rate to measure its obligation.

     A one percentage point change in the assumed health care cost trend rates would not have had any effect on interest cost and/or the benefit obligation for 2006.

  AIL POST-RETIREMENT BENEFIT PLAN

     Post-retirement expense included in the consolidated financial statements comprised the following:


                                                        2006    2005    2004
                                                       -----   -----   ------
                                                           (IN THOUSANDS)


Service cost.........................................  $ 113   $ 201   $  452
Interest cost........................................    361     446      741
Recognized net actuarial (gain) loss.................   (372)   (226)      12
                                                       -----   -----   ------
Total post-retirement expense........................  $ 102   $ 421   $1,205
                                                       =====   =====   ======



     The incremental effect of adopting the provisions of SFAS 158 on the Company's balance sheet with respect to the AIL Post-Retirement Benefit Plan are presented in the following table:


                                                         AT DECEMBER 31, 2006
                                               ----------------------------------------
                                                  PRIOR TO      EFFECT OF
                                               APPLICATION OF    ADOPTING
                                                  SFAS 158       SFAS 158   AS REPORTED
                                               --------------   ---------   -----------
                                                            (IN THOUSANDS)


Postretirement benefits obligation...........     $(11,549)      $ 5,556      $(5,993)
Deferred income taxes........................           --        (2,278)      (2,278)
Accumulated other comprehensive income (net
  of tax)....................................           --        (3,278)      (3,278)


     The reconciliation of the beginning and ending balances of the benefit obligation and fair value of plan assets as of December 31, 2006 and 2005 are as follows:


                                                             2006      2005
                                                           -------   -------
                                                             (IN THOUSANDS)


Benefit obligation at beginning of year..................  $(6,922)  $(8,213)
Service cost.............................................     (113)     (201)
Interest cost............................................     (361)     (446)
Benefits paid............................................      365       296
Actuarial gain...........................................    1,038     1,642
                                                           -------   -------
Benefit obligation at the end of year....................  $(5,993)  $(6,922)
                                                           -------   -------
Fair value of plan assets at beginning of year ..........  $    --   $    --
Employer contributions...................................      365       296
Benefits paid............................................     (365)     (296)
                                                           -------   -------
Fair value of plan assets at end of year.................  $    --   $    --
                                                           -------   -------
Funded Status............................................  $(5,993)  $(6,992)
                                                           =======   =======
Accumulated benefit obligation...........................  $(5,993)  $(6,992)
                                                           =======   =======



     Included in accumulated other comprehensive income at December 31, 2006 in shareholders' equity is an unrecognized actuarial gain of $5.6 million ($3.3 million net of tax) that has not yet been recognized in net periodic

                        EDO CORPORATION AND SUBSIDIARIES
pension cost. The actuarial gain included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost in 2007 is $0.6 million.

     Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 5.75% at December 31, 2006 and 5.50% at December 31, 2005. The accumulated benefit obligation would not be affected by increases in healthcare costs for retirees since such costs are funded by the participants. Healthcare trend costs will only affect the amounts related to disabled participants.

     A one percentage point change in the assumed health care cost trend rates would have had the following effects on the benefit obligation and costs for 2006:


                                                          1% POINT   1% POINT
                                                          INCREASE   DECREASE
                                                          --------   --------
                                                             (IN THOUSANDS)


Benefit obligation at end of year.......................    $244       $(219)
Interest cost and service cost..........................    $ 29       $ (26)


(15) COMMITMENTS AND CONTINGENCIES

     In order to aggregate all commitments and contractual obligations as of December 31, 2006, we have included the following table. We are obligated under building and equipment leases expiring between 2007 and 2019. The aggregate future minimum lease commitments under those obligations with non-cancellable terms in excess of one year are shown below. Our commitments under letters of credit and advance payment and performance bonds relate primarily to advances received on foreign contracts should we fail to perform in accordance with the contract terms. We do not expect to have to make payments under these letters of credit or bonds since these obligations are removed as we perform under the related contracts. The amounts for letters of credit and performance bonds represent the amount of commitment expiration per period.


                                                         PAYMENTS DUE IN:
                                     --------------------------------------------------------
                                                                                        2012
COMMITMENTS AND CONTRACTUAL                                                              AND
OBLIGATIONS:                          TOTAL    2007     2008    2009    2010    2011   BEYOND
---------------------------          ------   ------   -----   -----   -----   -----   ------
                                                           (IN MILLIONS)


Borrowings under revolver.........   $180.0   $180.0   $  --   $  --   $  --   $  --   $   --
Notes payable.....................     22.3      7.8     8.8     5.7      --      --       --
4.0% Convertible Subordinated
  Notes due 2025(1)...............    201.2       --      --      --      --      --    201.2
Operating leases..................    161.2     22.7    21.7    20.1    18.4    17.3     61.0
Letters of credit.................     34.7     14.5     5.9    13.7      --      --      0.6
Projected pension
  contributions(2)................     41.6      8.0    14.7     8.5     8.3     2.1       --
Advance payment and performance
  bonds...........................      1.9      0.2      --     1.7      --      --       --
                                     ------   ------   -----   -----   -----   -----   ------
Total.............................   $642.9   $233.2   $51.1   $49.7   $26.7   $19.4   $262.8
                                     ======   ======   =====   =====   =====   =====   ======



--------

   (1) Excludes interest of approximately $8.0 million annually.

   (2) The Company contributed $6.0 million to the pension plan in both 2006 and 2005. Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

     Rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $19.5 million, $16.5 million and $13.6 million, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

(16) LEGAL MATTERS

     The Company and three other companies entered into a consent decree in 1990 with the Federal government for the remediation of a Superfund site. The Superfund site has been divided into three operable units. The consent decree relates to two of the operable units. The third operable unit has not been formally studied and, accordingly, no liability has been recorded by the Company. The Company believes that the aggregate amount of the obligation and timing of cash payments associated with the two operable units subject to the consent decree are reasonably fixed and determinable. Accordingly, the environmental obligation has been discounted at five percent. Management estimates that as of December 31, 2006, the discounted liability over the remainder of the twenty years related to these two operable units is approximately $1.4 million of which approximately $0.2 million has been classified as current and is included in accrued liabilities. Approximately $0.5 million of the $1.4 million liability will be incurred over the next five years. The Company is involved in other environmental cleanup efforts, none of which management believes is likely to have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     There is a pending action against the Company by the purchaser of the Company's Deer Park, New York facility seeking payment of rent after April 2005 and recovery of a portion of the $9.1 million the purchaser paid the Company in respect of a note and mortgage in the principal sum of $7 million. The Company and its subsidiaries are also subject to certain other legal actions that arise out of the normal course of business. It is management's belief that the ultimate outcome of these actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(17) BUSINESS SEGMENTS

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

                        EDO CORPORATION AND SUBSIDIARIES

     Principal products and services by segment are as follows:

ELECTRONIC SYSTEMS AND COMMUNICATIONS

     - ELECTRONIC FORCE PROTECTION SYSTEMS
     - INTERFERENCE CANCELLATION
     - AIRBORNE ELECTRONIC WARFARE SYSTEMS
     - ELINT/ESM SYSTEMS
     - COMMAND, CONTROL, COMMUNICATIONS, AND COMPUTERS (C4) PRODUCTS AND
       SERVICES
     - INTELLIGENCE AND INFORMATION WARFARE SYSTEMS
     - ANTENNA PRODUCTS

     ENGINEERED SYSTEMS AND SERVICES

     - AIRCRAFT ARMAMENT SYSTEMS
     - INTEGRATED COMPOSITE STRUCTURES
     - MINE COUNTERMEASURES SYSTEMS
     - SONAR SYSTEMS AND COMPONENTS
     - PROFESSIONAL AND ENGINEERING SERVICES
     - FLIGHT LINE PRODUCTS

     Domestic U.S. Government sales, which include sales to prime contractors of the U.S. Government, amounted to 81%, 82% and 79% of net sales, which were 75%, 73% and 72% of Engineered Systems and Services' net sales, 86%, 87% and 87% of Electronic Systems and Communications' net sales for 2006, 2005 and 2004, respectively. International sales comprised 15%, 14% and 14% of net sales for 2006, 2005 and 2004, respectively.

                        EDO CORPORATION AND SUBSIDIARIES

     Information by segment on net sales, operating earnings, identifiable assets, depreciation and amortization, and capital expenditures is as follows for each of the three years ended December 31:


                                                   2006       2005       2004
                                                 --------   --------   --------
                                                         (IN THOUSANDS)


Net sales:
  Electronic Systems and Communications........  $388,712   $408,217   $273,306
  Engineered Systems and Services..............   326,485    240,265    262,867
                                                 --------   --------   --------
                                                 $715,197   $648,482   $536,173
                                                 --------   --------   --------
Operating earnings:
  Electronic Systems and Communications........  $ 11,798   $ 42,071   $ 26,493
  Engineered Systems and Services..............     9,051     12,751     26,308
  Environmental cost provision-Deer Park
     facility..................................        --     (1,543)        --
                                                 --------   --------   --------
                                                 $ 20,849   $ 53,279   $ 52,801
Net interest expense...........................    (9,496)   (11,291)    (7,848)
Other (expense) income, net....................       (37)      (147)      (319)
                                                 --------   --------   --------
Earnings before income taxes...................  $ 11,316   $ 41,841   $ 44,634
                                                 --------   --------   --------
Identifiable assets:
  Electronic Systems and Communications........  $468,930   $296,294   $201,625
  Engineered Systems and Services..............   403,606    215,121    191,890
  Corporate....................................    77,286    175,984    153,174
                                                 --------   --------   --------
                                                 $949,822   $687,399   $546,689
                                                 --------   --------   --------
Depreciation and amortization:
  Electronic Systems and Communications........  $ 10,334   $  7,180   $  8,015
  Engineered Systems and Services..............     9,160      7,975      7,648
  Corporate....................................       633        544        377
                                                 --------   --------   --------
                                                 $ 20,127   $ 15,699   $ 16,040
                                                 --------   --------   --------
Capital expenditures:
  Electronic Systems and Communications........  $ 11,091   $ 14,316   $  6,076
  Engineered Systems and Services..............     7,571      6,664      7,490
  Corporate....................................       284      2,738        640
                                                 --------   --------   --------
                                                 $ 18,946   $ 23,718   $ 14,206
                                                 ========   ========   ========


                        EDO CORPORATION AND SUBSIDIARIES

     Acquisition-related costs attributable to the acquisitions are included in the segments as follows:


                                                          2006    2005   2004
                                                         ------   ----   ----
                                                            (IN THOUSANDS)


Electronic Systems and Communications..................  $1,959    $--    $--
Engineered Systems and Services........................   1,578     --     --
                                                         ------    ---    ---
                                                         $3,537    $--    $--
                                                         ======    ===    ===



(18) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common shares in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding quarter.

                                 EDO CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2006



                                   EDO CORPORATION
                                    PARENT COMPANY   SUBSIDIARY
                                         ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
                                                                  (IN THOUSANDS)


ASSETS
Current assets:
Cash and cash equivalents.......       $ 15,305       $  7,588        $ 2,429               --      $ 25,322
Accounts receivable, net........         48,241        212,191          4,866               --       265,298
Inventories.....................         10,816         42,020          3,419               --        56,255
Deferred income tax asset, net..         12,160             --             --               --        12,160
Prepayments and other...........         10,312          3,064            306               --        13,682
                                       --------       --------        -------        ---------      --------
Total current assets............         96,834        264,863         11,020               --       372,717
Investment in subsidiaries......        678,997             --             --         (678,997)           --
Property, plant and equipment,
  net...........................         27,476         27,974          3,659               --        59,109
Goodwill........................             --        377,216          8,710               --       385,926
Other intangible assets, net....             --         94,594          9,182               --       103,776
Deferred income tax asset, net..          8,291             --             --               --         8,291
Other assets....................         17,387          2,616             --               --        20,003
                                       --------       --------        -------        ---------      --------
                                       $828,985       $767,263        $32,571        $(678,997)     $949,822
                                       ========       ========        =======        =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities...................       $ 52,769       $ 84,685        $ 4,660               --      $142,114
Contract advances and deposits..         13,581         30,742             --               --        44,323
Postretirement benefits
  obligation, short-term........          1,794             --             --               --         1,794
Short-term borrowings under
  revolver......................        180,000             --             --               --       180,000
Notes payable...................          7,766             --             --               --         7,766
                                       --------       --------        -------        ---------      --------
Total current liabilities.......        255,910        115,427          4,660               --       375,997
Long-term debt..................        201,250             --             --               --       201,250
Income taxes payable............          4,154             --             --               --         4,154
Deferred income tax liabilities,
  net...........................           (427)            --            427               --            --
Postretirement benefits
  obligation, long-term.........         77,734             --             --               --        77,734
Notes payable...................         14,533             --             --               --        14,533
Environmental obligation........          1,198             --             --               --         1,198
Other long-term liabilities.....             40             --             --               --            40
Intercompany accounts...........             --        501,335         21,249         (522,584)           --
Shareholders' equity:
Preferred shares................             --             --             --               --            --
Common shares...................         21,177             98             --              (98)       21,177
Additional paid-in capital......        177,117         60,403          6,418          (66,821)      177,117
Retained earnings...............        129,444         94,052           (506)         (93,546)      129,444
Accumulated other comprehensive
  loss, net of income tax
  benefit.......................        (37,642)            --            323               --       (37,319)
Treasury shares.................         (1,966)        (4,052)            --            4,052        (1,966)
Unearned ESOP shares............        (13,537)            --             --               --       (13,537)
                                       --------       --------        -------        ---------      --------
Total shareholders' equity......        274,593        150,501          6,235         (156,413)      274,916
                                       --------       --------        -------        ---------      --------
                                       $828,985       $767,263        $32,571        $(678,997)     $949,822
                                       ========       ========        =======        =========      ========


                                 EDO CORPORATION

                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                DECEMBER 31, 2006



                                   EDO CORPORATION
                                    PARENT COMPANY   SUBSIDIARY
                                         ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   ---------------   ----------   --------------   ------------   ------------
                                                                  (IN THOUSANDS)


Net Sales.......................       $204,607       $495,183        $26,743        $(11,336)      $715,197
Costs and expenses:
Cost of sales...................        169,304        389,202         18,316         (11,336)       565,486
Selling, general and
  administrative................         17,912         84,368          7,529              --        109,809
Research and development........          4,856          8,518            655              --         14,029
Acquisition related costs.......          3,537             --             --              --          3,537
Impairment loss on intangible
  assets........................             --             --          1,487              --          1,487
                                       --------       --------        -------        --------       --------
                                        195,609        482,088         27,987         (11,336)       694,348
                                       --------       --------        -------        --------       --------
Operating Earnings..............          8,998         13,095         (1,244)             --         20,849
Non-operating income (expense)
  Interest income...............          4,542            158            245              --          4,945
Interest expense................        (14,439)            (2)            --              --        (14,441)
Other, net......................            (26)           128           (139)             --            (37)
                                       --------       --------        -------        --------       --------
                                         (9,923)           284            106              --         (9,533)
(Loss) earnings before income
  taxes.........................           (925)        13,379         (1,138)             --         11,316
Income tax benefit (expense)....          7,181         (6,599)          (321)             --            261
                                       --------       --------        -------        --------       --------
Earnings (loss) after income
  taxes.........................          6,256          6,780         (1,459)             --         11,577
Equity in undistributed earnings
  of subsidiaries...............          3,574             --             --          (3,574)            --
                                       --------       --------        -------        --------       --------
Net earnings (loss).............       $  9,830       $  6,780        $(1,459)       $ (3,574)      $ 11,577
                                       ========       ========        =======        ========       ========


                                 EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                DECEMBER 31, 2006



                                        EDO CORPORATION
                                         PARENT COMPANY   SUBSIDIARY
                                              ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        ---------------   ----------   --------------   ------------   ------------
                                                                       (IN THOUSANDS)


Operating Activities:
Earnings from operations.............      $  11,577       $  5,033        $(1,459)        $(3,574)      $  11,577
Adjustments to earnings to arrive at
  cash provided (used) by operations:
Depreciation.........................          4,925          6,522            978              --          12,425
Amortization.........................             --          6,754            948              --           7,702
Impairment loss on other intangible
  assets.............................             --             --          1,487              --           1,487
Deferred tax (benefit) provision.....          1,358         (1,572)            --              --            (214)
Bad debt expense.....................            (43)           (45)            --              --             (88)
Loss (gain) on sale of property,
  plant and equipment................              4           (313)            --              --            (309)
Long-Term Incentive Plan compensation
  expense............................          3,937             --             --              --           3,937
Stock option compensation expense....            838             --             --              --             838
Non-cash Employee Stock Ownership
  Plan compensation expense..........          4,283             --             --              --           4,283
Dividends on unallocated Employee
  Stock Ownership Plan shares........            226             --             --              --             226
Common shares issued for directors'
  fees...............................            214             --             --              --             214
Changes in operating assets and
  liabilities, excluding effects of
  acquisitions:
Equity in earnings of subsidiaries...         (3,574)            --             --           3,574              --
Inter-company........................        (57,070)        60,591         (3,521)             --              --
Accounts receivable..................         20,405        (51,156)        (1,443)             --         (32,194)
Inventories..........................          6,472           (750)          (287)             --           5,435
Prepayments and other assets.........         10,952         (6,725)            28              --           4,255
Contribution to defined benefit
  pension plan.......................         (6,000)            --             --              --          (6,000)
Accounts payable, accrued liabilities
  and other..........................         (3,670)          (395)         1,656              --          (2,409)
Contract advances and deposits.......          7,461         (5,382)            --              --           2,079
                                           ---------       --------        -------         -------       ---------
Cash provided (used) by operations...          2,295         12,562         (1,613)             --          13,244
Investing Activities:
Purchase of plant and equipment......         (7,084)       (10,472)        (1,390)             --         (18,946)
Proceeds from sale of property, plant
  and equipment......................             --          1,266             --              --           1,266
Payments received on notes
  receivable.........................          7,100             --             --              --           7,100
Cash paid for acquisitions, net of
  cash acquired......................       (263,397)            --             --              --        (263,397)
                                           ---------       --------        -------         -------       ---------
Cash used by investing activities....       (263,381)        (9,206)        (1,390)             --        (273,977)
Financing Activities:
Proceeds from exercise of stock
  options............................          1,064             --             --              --           1,064
Excess income tax benefit from stock
  options and Long-Term Incentive
  Plan...............................            581             --             --              --             581
Proceeds from management group
  receivables........................            140             --             --              --             140
Short-term borrowings under
  revolver...........................        216,000             --             --              --         216,000
Repayments of revolving debt.........        (36,000)            --             --              --         (36,000)
Repayments of note payable...........         (2,000)            --             --              --          (2,000)
Payment of common share cash
  dividends..........................         (2,461)            --             --              --          (2,461)
                                           ---------       --------        -------         -------       ---------
Cash provided by financing
  activities.........................        177,324             --             --              --         177,324
                                           ---------       --------        -------         -------       ---------
Net (decrease) increase in cash and
  cash equivalents...................        (83,762)         3,356         (3,003)             --         (83,409)
Cash and cash equivalents at
  beginning of year..................         99,067          4,232          5,432              --         108,731
                                           ---------       --------        -------         -------       ---------
Cash and cash equivalents at end of
  year...............................      $  15,305       $  7,588        $ 2,429         $    --       $  25,322
                                           =========       ========        =======         =======       =========


                                 EDO CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2005



                          EDO CORPORATION
                           PARENT COMPANY
                                ONLY        SUBSIDIARY GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                          ---------------   ---------------------   --------------   ------------   ------------
                                                              (IN THOUSANDS)


ASSETS
Current assets:
Cash and cash
  equivalents...........      $ 99,067             $  4,232             $ 5,432               --      $108,731
Accounts receivable,
  net...................        68,603              117,164               3,423               --       189,190
Inventories.............        17,288               36,147               3,132               --        56,567
Deferred income tax
  asset, net............         8,946                   --                  --               --         8,946
Notes receivable........         7,358                 (258)                 --               --         7,100
Prepayments and other...         2,037                1,438                 334               --         3,809
                              --------             --------             -------        ---------      --------
Total current assets....       203,299              158,723              12,321               --       374,343
Investment in
  subsidiaries..........       317,356                   --                  --         (317,356)           --
Property, plant and
  equipment, net........        25,946               20,380               3,248               --        49,574
Goodwill................            --              143,637               8,710               --       152,347
Other intangible assets,
  net...................            --               44,308              11,617               --        55,925
Deferred income tax
  asset, net............        29,637                   --                  --               --        29,637
Other assets............        24,751                  822                  --               --        25,573
                              --------             --------             -------        ---------      --------
                              $600,989             $367,870             $35,896        $(317,356)     $687,399
                              ========             ========             =======        =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and
  accrued liabilities...      $ 37,942             $ 43,729             $ 3,566               --      $ 85,237
Contract advances and
  deposits..............         6,120               36,124                  --               --        42,244
Notes payable...........         2,000                   --                  --               --         2,000
                              --------             --------             -------        ---------      --------
Total current
  liabilities...........        46,062               79,853               3,566               --       129,481
Long-term debt..........       201,250                   --                  --               --       201,250
Income taxes payable....         6,513                   --                  --               --         6,513
Deferred income tax
  liabilities, net......        (3,244)               2,891                 353               --            --
Postretirement benefits
  obligation............       103,815                   --                  --               --       103,815
Notes payable...........         5,000                   --                  --               --         5,000
Environmental
  obligation............         1,392                   --                  --               --         1,392
Other long-term
  liabilities...........            55                   --                  --               --            55
Intercompany accounts...            --              174,844              24,771         (199,615)           --
Shareholders' equity:
Preferred shares........            --                   --                  --               --            --
Common shares...........        20,306                   98                  --              (98)       20,306
Additional paid-in
  capital...............       167,219               25,221               6,418          (31,639)      167,219
Retained earnings.......       120,103               89,103                 953          (90,056)      120,103
Accumulated other
  comprehensive loss,
  net of income tax
  benefit...............       (46,819)                 (88)               (165)              --       (47,072)
Treasury shares.........        (1,868)              (4,052)                 --            4,052        (1,868)
Unearned ESOP shares....       (14,789)                  --                  --               --       (14,789)
Management group
  receivables...........          (140)                  --                  --               --          (140)
Deferred compensation
  under Long-Term
  Incentive Plan........        (3,866)                  --                  --               --        (3,866)
                              --------             --------             -------        ---------      --------
Total shareholders'
  equity................       240,146              110,282               7,206         (117,741)      239,893
                              --------             --------             -------        ---------      --------
                              $600,989             $367,870             $35,896        $(317,356)     $687,399
                              ========             ========             =======        =========      ========


                                 EDO CORPORATION

                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                DECEMBER 31, 2005



                                     EDO
                                 CORPORATION
                               PARENT COMPANY   SUBSIDIARY
                                    ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               --------------   ----------   --------------   ------------   ------------
                                                             (IN THOUSANDS)


Continuing Operations:
Net Sales....................     $188,521       $443,069        $29,820        $(12,928)      $648,482
Costs and expenses:
Cost of sales................      153,307        329,640         20,598         (12,928)       490,617
Selling, general and
  administrative.............       16,484         62,816          6,621              --         85,921
Research and development.....        4,940         11,097          1,085              --         17,122
Environmental cost provision,
  Deer Park Facility.........        1,543             --             --              --          1,543
                                  --------       --------        -------        --------       --------
                                   176,274        403,553         28,304         (12,928)       595,203
                                  --------       --------        -------        --------       --------
Operating Earnings...........       12,247         39,516          1,516              --         53,279
Non-operating income
  (expense) Interest income..        2,006            146            148              --          2,300
Interest expense.............      (13,591)            --             --              --        (13,591)
Other, net...................          134           (104)          (177)             --           (147)
                                  --------       --------        -------        --------       --------
                                   (11,451)            42            (29)             --        (11,438)
Earnings from continuing
  operations before income
  taxes......................          796         39,558          1,487              --         41,841
Income tax benefit
  (expense)..................        1,301        (15,991)          (882)             --        (15,572)
                                  --------       --------        -------        --------       --------
Earnings from continuing
  operations.................        2,097         23,567            605              --         26,269
Equity in undistributed
  earnings of subsidiaries...       24,172             --             --         (24,172)            --
                                  --------       --------        -------        --------       --------
                                    26,269         23,567            605         (24,172)        26,269
                                  --------       --------        -------        --------       --------
Net earnings.................     $ 26,269       $ 23,567        $   605        $(24,172)      $ 26,269
                                  ========       ========        =======        ========       ========


                                 EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                DECEMBER 31, 2005



                                       EDO
                                   CORPORATION
                                 PARENT COMPANY   SUBSIDIARY
                                      ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                 --------------   ----------   --------------   ------------   ------------
                                                               (IN THOUSANDS)


Operating Activities:
Earnings from operations.......     $  26,269      $ 23,567        $   605        $(24,172)      $  26,269
Adjustments to earnings to
  arrive at cash provided by
  operations:
Depreciation...................         4,100         4,991            677              --           9,768
Amortization...................            --         4,929          1,002              --           5,931
Deferred tax benefit...........        (3,446)          227             --              --          (3,219)
Bad debt expense...............           156           667             --              --             823
Loss on sale of property, plant
  and equipment................           485             3            313              --             801
Environmental cost
  provision -- Deer Park.......         1,543            --             --              --           1,543
Deferred compensation expense..         1,661            --             --              --           1,661
Non-cash Employee Stock
  Ownership Plan compensation
  expense......................         4,952            --             --              --           4,952
Non-cash accelerated vesting
  option expense...............            37            --             --              --              37
Dividends on unallocated
  Employee Stock Ownership Plan
  shares.......................           251            --             --              --             251
Common shares issued for
  directors' fees..............           198            --             --              --             198
Changes in operating assets and
  liabilities, excluding
  effects of acquisitions:
Equity in earnings of
  subsidiaries.................       (24,172)           --             --          24,172              --
Intercompany...................        36,376       (35,236)        (1,140)             --              --
Accounts receivable............       (17,438)      (12,233)         1,309              --         (28,362)
Inventories....................        (2,631)       (1,020)         1,342              --          (2,309)
Prepayments and other assets...         3,647           905              2              --           4,554
Contribution to defined benefit
  pension plan.................        (6,000)           --             --              --          (6,000)
Accounts payable, accrued
  liabilities and other........         3,211        (1,779)        (2,337)             --            (905)
Contract advances and
  deposits.....................           886        27,233             --              --          28,119
                                    ---------      --------        -------        --------       ---------
Cash provided by operations....        30,085        12,254          1,773              --          44,112
Investing Activities:
Purchase of plant and
  equipment....................       (13,600)       (9,336)          (782)             --         (23,718)
Payments received on notes
  receivable...................           300            --             --              --             300
Cash paid for acquisitions, net
  of cash acquired.............       (61,078)           --             --              --         (61,078)
                                    ---------      --------        -------        --------       ---------
Cash used by investing
  activities...................       (74,378)       (9,336)          (782)             --         (84,496)
Financing Activities:
Proceeds from exercise of stock
  options......................           875            --             --              --             875
Excess income tax benefit from
  stock options and Long-Term
  Incentive Plan...............           711            --             --              --             711
Proceeds from management group
  receivables..................            81            --             --              --              81
Repayments of acquired debt....        (6,931)           --             --              --          (6,931)
Redemption of 5.25% Convertible
  Subordinated Notes...........      (137,800)           --             --              --        (137,800)
Issuance of 4.0% Convertible
  Subordinated Notes...........       195,716            --             --              --         195,716
Payment of common share cash
  dividends....................        (2,421)           --             --              --          (2,421)
                                    ---------      --------        -------        --------       ---------
Cash provided by financing
  activities...................        50,231            --             --              --          50,231
                                    ---------      --------        -------        --------       ---------
Net increase in cash and cash
  equivalents..................         5,938         2,918            991              --           9,847
Cash and cash equivalents at
  beginning of year............        93,129         1,314          4,441              --          98,884
                                    ---------      --------        -------        --------       ---------
Cash and cash equivalents at
  end of year..................     $  99,067      $  4,232        $ 5,432        $     --       $ 108,731
                                    =========      ========        =======        ========       =========


                                 EDO CORPORATION

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2004



                               EDO CORPORATION
                                PARENT COMPANY   SUBSIDIARY
                                     ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
                                                              (IN THOUSANDS)

ASSETS
Current assets:
Cash and cash equivalents....      $ 93,129       $  1,314        $ 4,441               --      $ 98,884
Accounts receivable, net.....        51,321         97,757          4,732               --       153,810
Inventories..................        14,657         33,736          4,474               --        52,867
Deferred income tax asset,
  net........................         5,046             --             --               --         5,046
Notes receivable.............         7,202             --             --               --         7,202
Prepayments and other........         2,029          1,128            336               --         3,493
                                   --------       --------        -------        ---------      --------
Total current assets.........       173,384        133,935         13,983               --       321,302
Investment in subsidiaries...       254,311             --             --         (254,311)           --
Property, plant and
  equipment, net.............        16,931         14,442          3,457               --        34,830
Goodwill.....................            --         82,941          8,710               --        91,651
Other intangible assets,
  net........................            --         37,737         12,619               --        50,356
Deferred income tax asset,
  net........................        30,241             --             --               --        30,241
Other assets.................        17,394            915             --               --        18,309
                                   --------       --------        -------        ---------      --------
                                   $492,261       $269,970        $38,769        $(254,311)     $546,689
                                   ========       ========        =======        =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued
  liabilities................      $ 34,490       $ 40,676        $ 5,732               --      $ 80,898
Contract advances and
  deposits...................         5,234          8,462             --               --        13,696
                                   --------       --------        -------        ---------      --------
Total current liabilities....        39,724         49,138          5,732               --        94,594
Long-term debt...............       137,800             --             --               --       137,800
Income taxes payable, long-
  term.......................         5,768             --             --               --         5,768
Deferred income tax
  liabilities, net...........          (169)            --            169               --            --
Postretirement benefits
  obligation.................        94,936             --             --               --        94,936
Environmental obligation.....         1,663             --             --               --         1,663
Intercompany accounts........            --        142,626         25,911         (168,537)           --
Shareholders' equity:
Preferred shares.............            --             --             --               --            --
Common shares................        20,112             98             --              (98)       20,112
Additional paid-in capital...       158,548         25,221          6,418          (31,639)      158,548
Retained earnings............        96,004         57,740            349          (58,089)       96,004
Accumulated other
  comprehensive loss, net of
  income tax benefit.........       (42,008)          (801)           190               --       (42,619)
Treasury shares..............        (1,449)        (4,052)            --            4,052        (1,449)
Unearned ESOP shares.........       (16,039)            --             --               --       (16,039)
Management group
  receivables................          (221)            --             --               --          (221)
Deferred compensation under
  Long-Term Incentive Plan...        (2,408)            --             --               --        (2,408)
                                   --------       --------        -------        ---------      --------
Total shareholders' equity...       212,539         78,206          6,957          (85,774)      211,928
                                   --------       --------        -------        ---------      --------
                                   $492,261       $269,970        $38,769        $(254,311)     $546,689
                                   ========       ========        =======        =========      ========


                                 EDO CORPORATION

                  CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
                                DECEMBER 31, 2004



                               EDO CORPORATION
                                PARENT COMPANY   SUBSIDIARY
                                     ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                               ---------------   ----------   --------------   ------------   ------------
                                                              (IN THOUSANDS)


Continuing Operations:
Net Sales....................      $206,778       $313,544        $29,062        $(13,211)      $536,173
Costs and expenses:
Cost of sales................       159,885        225,225         21,062         (13,211)       392,961
Selling, general and
  administrative.............        22,720         49,735          6,336              --         78,791
Research and development.....         4,548          5,635          1,437              --         11,620
                                   --------       --------        -------        --------       --------
                                    187,153        280,595         28,835         (13,211)       483,372
                                   --------       --------        -------        --------       --------
Operating Earnings...........        19,625         32,949            227              --         52,801
Non-operating income
  (expense)
Interest income..............         1,041            134             96              --          1,271
Interest expense.............        (9,119)            --             --              --         (9,119)
Other, net...................           (55)            20           (284)             --           (319)
                                   --------       --------        -------        --------       --------
                                     (8,133)           154           (188)             --         (8,167)
Earnings from continuing
  operations before income
  taxes......................        11,492         33,103             39              --         44,634
Income tax expense...........        (2,182)       (13,146)          (238)             --        (15,566)
                                   --------       --------        -------        --------       --------
Earnings (loss) from
  continuing operations......         9,310         19,957           (199)             --         29,068
Equity in undistributed
  earnings of subsidiaries...        19,758             --             --         (19,758)            --
                                   --------       --------        -------        --------       --------
Net earnings (loss)..........      $ 29,068       $ 19,957        $  (199)       $(19,758)      $ 29,068
                                   ========       ========        =======        ========       ========


                                 EDO CORPORATION

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                DECEMBER 31, 2004



                                EDO CORPORATION
                                 PARENT COMPANY   SUBSIDIARY
                                      ONLY        GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                ---------------   ----------   --------------   ------------   ------------
                                                               (IN THOUSANDS)


Operating Activities:
Earnings (loss) from
  continuing operations.......      $ 29,068       $ 19,957        $  (199)       $(19,758)      $ 29,068
Adjustments to earnings to
  arrive at cash provided
  (used) by continuing
  operations:
Depreciation..................         4,718          4,912            846              --         10,476
Amortization..................            --          4,561          1,003              --          5,564
Deferred tax benefit..........          (650)           (10)            --              --           (660)
Loss on sale of property,
  plant and equipment.........           226             29             --              --            255
Deferred compensation
  expense.....................           916             --             --              --            916
Non-cash Employee Stock
  Ownership Plan compensation
  expense.....................         4,330             --             --              --          4,330
Dividends on unallocated
  Employee Stock Ownership
  Plan shares.................           272             --             --              --            272
Common shares issued for
  directors' fees.............           140             --             --              --            140
Changes in operating assets
  and liabilities:
Equity in earnings of
  subsidiaries................       (19,758)            --             --          19,758             --
Intercompany..................         5,992         (5,525)          (467)             --             --
Accounts receivable...........        (2,741)       (16,018)          (748)             --        (19,507)
Inventories...................         2,769        (19,718)        (1,185)             --        (18,134)
Prepayments and other assets..         2,444          1,150             (6)             --          3,588
Accounts payable, accrued
  liabilities and other.......        (1,733)         3,860            617              --          2,744
Contract advances and
  deposits....................        (1,890)         7,391             --              --          5,501
                                    --------       --------        -------        --------       --------
Cash provided (used) by
  continuing operations.......        24,103            589           (139)             --         24,553
Investing Activities:
Purchase of plant and
  equipment...................        (6,713)        (6,905)          (588)             --        (14,206)
Payments received on notes
  receivable..................         1,200             --             --              --          1,200
Cash received from Emblem
  escrow settlement...........           301             --             --              --            301
                                    --------       --------        -------        --------       --------
Cash used by investing
  activities..................        (5,212)        (6,905)          (588)             --        (12,705)
Financing Activities:
Proceeds from exercise of
  stock options...............         1,535             --             --              --          1,535
Excess income tax benefit from
  stock options and Long-term
  Incentive Plan..............         1,134             --             --              --          1,134
Proceeds from management group
  receivables.................           130             --             --              --            130
Payment of common share cash
  dividends...................        (2,395)            --             --              --         (2,395)
                                    --------       --------        -------        --------       --------
Cash provided by financing
  activities..................           404             --             --              --            404
                                    --------       --------        -------        --------       --------
Net increase (decrease) in
  cash and cash equivalents...        19,295         (6,316)          (727)             --         12,252
Cash and cash equivalents at
  beginning of year...........        73,834          7,630          5,168              --         86,632
                                    --------       --------        -------        --------       --------
Cash and cash equivalents at
  end of year.................      $ 93,129       $  1,314        $ 4,441        $     --       $ 98,884
                                    ========       ========        =======        ========       ========


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EDO Corporation

     We have audited the accompanying consolidated balance sheets of EDO Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDO Corporation at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Notes 1, 12 and 13 to the Consolidated Financial Statements, the Company adopted Statements of Financial Accounting Standards No. 123(R), "Share-Based Payment," and No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

                                        /s/ ERNST & YOUNG LLP
New York, NY
February 21, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
EDO Corporation

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that EDO Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EDO Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CAS, Inc and Impact Science and Technology, Inc. (the "acquisitions") which are included in the 2006 consolidated financial statements of EDO Corporation and Subsidiaries and constituted $333.8 million and $36.5 million of total and net assets, respectively, as of December 31, 2006 and $86.8 million of net sales for the year then ended. Our audit of internal control over financial reporting of EDO Corporation also did not include an evaluation of the internal controls over financial reporting of the acquisitions.

     In our opinion, management's assessment that EDO Corporation and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, EDO Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EDO Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 21, 2007 expressed an unqualified opinion thereon.

                                        /s/ Ernst & Young LLP

New York, NY
February 21, 2007

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth unaudited quarterly financial information for 2006 and 2005 (in thousands, except per share amounts).


                               FIRST QUARTER         SECOND QUARTER        THIRD QUARTER         FOURTH QUARTER
                            -------------------   -------------------   -------------------   -------------------
                              2006       2005       2006       2005       2006       2005       2006       2005
                            --------   --------   --------   --------   --------   --------   --------   --------


Net sales................   $119,709   $116,508   $152,398   $156,112   $184,393   $175,884   $258,697   $199,978
(Loss) earnings..........       (939)     2,908      6,271      6,089      2,065      9,841      4,180      7,431
Earnings per share:
  Basic:.................      (0.05)      0.16       0.35       0.34       0.11       0.54       0.23       0.41
     Earnings -- Basic...      (0.05)      0.16       0.35       0.34       0.11       0.54       0.23       0.41
  Diluted:
     Earnings -- Dilute-
       d.................      (0.05)      0.16       0.30       0.31       0.11       0.48       0.22       0.38
                            ========   ========   ========   ========   ========   ========   ========   ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Chief Executive Officer and the Chief Financial Officer, as well as the audit committee of the Board of Directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

     The Company's conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquisitions in 2006 of CAS Inc., and Impact Science and Technology Inc., (the "acquisitions") which are included in the 2006 consolidated financial statements of EDO Corporation and Subsidiaries.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. We have excluded from this assessment the operations of CAS Inc., and Impact Science and Technology Inc. These businesses were acquired during 2006 and constituted $333.8 million and $36.5 million of total and net assets, respectively, as of December 31, 2006 and $86.8 million of net sales for the year then ended. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst and Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 (except to the extent set forth in this Item) is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on June 12, 2007.

                               EXECUTIVE OFFICERS


                                  POSITION, TERM OF OFFICE, PRINCIPAL
NAME                        AGE   OCCUPATION DURING THE LAST FIVE YEARS.
----                        ---   --------------------------------------


James M. Smith...........    65   Chairman of the Board (since May 2002)
                                  President and Chief Executive Officer.
Jon A. Anderson..........    64   Senior Vice President, Washington Operations
                                  (since October 2005); prior thereto, Vice
                                  President, Washington Operations.
Frederic B. Bassett......    60   Senior Vice President-Finance, (since October
                                  2005)Chief Financial Officer and Treasurer
                                  (since January 2003); previously, Vice
                                  President (since September 2002). Prior
                                  thereto, he was Vice President, Treasurer and
                                  Chief Financial Officer of Condor Systems,
                                  Inc.
Patricia D. Comiskey.....    56   Senior Vice President-Human Resources (since
                                  October 2005) and Assistant Secretary; prior
                                  thereto, Vice President-Human Resources and
                                  Assistant Secretary.
George Fox...............    64   Vice President -- Special Projects, Office of
                                  the Chairman, (since January); previously Vice
                                  President Electronic Systems Group.
Milo Hyde................    53   Vice President -- Corporate Business
                                  Development (since January 2007); previously,
                                  Vice President, Systems & Analysis Group.
Frank Otto...............    57   Senior Vice President, Strategic Development
                                  (since March 2005); prior thereto, Executive
                                  Vice President (since September 2002) and
                                  Chief Operating Officer (since February 2004);
                                  previously, Vice President -- Integrated
                                  Systems and Structures Group.
Lisa M. Palumbo..........    48   Senior Vice President, General Counsel and
                                  Secretary (since October 2005); prior thereto,
                                  Vice President, General Counsel and Assistant
                                  Secretary.


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

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on June 12, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information called for by Item 12 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on June 12, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on June 12, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by Item 14 is incorporated in this Report by reference to the Company's definitive proxy statement relating to the Annual Meeting of Shareholders anticipated to be held on June 12, 2007.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules and Exhibits

1.  FINANCIAL STATEMENTS.

     Consolidated Balance Sheets as of December 31, 2006 and 2005

     Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

     Notes to Consolidated Financial Statements

     Report of Ernst & Young LLP

2.  FINANCIAL STATEMENT SCHEDULES.

     See Schedule II -- Valuation and Qualifying Accounts below. All other schedules have been omitted because they are not applicable.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                       BALANCE AT    CHARGED TO   CHARGED TO       NET       BALANCE AT
                                      BEGINNING OF    COSTS AND      OTHER     WRITE-OFFS/     END OF
DESCRIPTION                              PERIOD       EXPENSES     ACCOUNTS     DEDUCTIONS     PERIOD
-----------                           ------------   ----------   ----------   -----------   ----------
                                                                (IN THOUSANDS)


Year ended December 31, 2006:
  Allowance for doubtful accounts...     $  970           88           0           (304)        $754
Year ended December 31, 2005:
  Allowance for doubtful accounts...     $  616          823           0           (469)        $970
Year ended December 31, 2004:
  Allowance for doubtful accounts...     $1,359            0           0           (743)        $616

3.  EXHIBITS


EXHIBIT
NUMBER                                       EXHIBIT
-------                                      -------


2(a)          First Amendment to Stock Purchase Agreement, dated September 6, 2006, by and among EDO Corporation, CAS, Inc. and William H. Stender, Jr.,
              Frederic H. Clark and Elizabeth L. Boyer, as trustee of the William
              H. Stender, Jr. Estate Preservation Trust as Sellers. (incorporated herein by reference to the Company's Current Report on Form 8-K dated
              September 8, 2006, Exhibit 1.a)).
2(b)          Stock Purchase Agreement, dated as of July 26, 2006, by and among EDO
              Corporation, as Buyer, Fredric H. Clark, William H. Stender, Jr. and
              Elizabeth L. Boyer, as Trustee of the William H. Stender, Jr. Estate
              Preservation Trust as Sellers and CAS, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K dated August 1,
              2006, Exhibit 2.1)).
2(c)          Stock Purchase Agreement, dated as of July 26, 2006, by and among EDO
              Corporation, and Shareholders of Impact Science and Technology, Inc.
              ("Selling Shareholders") (incorporated herein by reference to the
              Company's Current Report on Form 8-K dated August 1, 2006, Exhibit
              2.2)).
3(a)          Restated Certificate of Incorporation of the Company as amended May
              10, 2004 (incorporated herein by reference to the Company's Quarterly
              Report on Form 10-Q for the quarterly period ended June 26, 2004
              Exhibit 3(a)(2)).
3(b)          By-Laws of the Company as amended October 26, 2004 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 25, 2004 Exhibit 3(b)).
4(a)          Form of 4.0% Convertible Senior Subordinate Notes due 2025
              (incorporated herein by reference to the Company's Current Report on
              Form 8-K, dated November 21, 2005 Exhibit 4(g)).
4(b)          Indenture, dated as of November 21, 2005, by and between the Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K, dated November 21, 2005,
              Exhibit 4(e)).
4(b)(1)       First Supplemental Indenture, dated as of November 21, 2005, by and between the Company and HSBC Bank, USA, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K, dated November 21, 2005, Exhibit 4(f)).
10(a)         Credit Agreement, dated as of November 4, 2005, by and among the
              Company, Citicorp U.S.A, Inc., Wachovia Bank, N.A. and Bank of
              America, N.A., et al. (incorporated herein by reference to the
              Company's Current Report on Form 8-K, dated November 10, 2005,
              Exhibit 10(a)(6)).
10(a)(1)      Amendment No. 1,dated March 6, 2006 to the Credit Agreement dated as of November 4, 2005, by and among the Company, Citicorp U.S.A, Inc.,
              Wachovia Bank, N.A. and Bank of America, N.A., et al. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2006, Exhibit 10(1)).
10(a)(2)      Amendment No. 2, dated April 24, 2006 to the Credit Agreement dated as of November 4, 2005, by and among the Company, Citicorp U.S.A,
              Inc., Wachovia Bank, N.A. and Bank of America, N.A., et al.
              (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 25, 2006, Exhibit
              10(2)).
10(a)(3)      Amendment and Waiver No. 3, dated as of August 31, 2006, by and among
              EDO Corporation, the Lenders party hereto and Citicorp USA, Inc., as
              Administrative Agent (incorporated by reference to the Company's
              Current Report on Form 8-K dated September 5, 2006, Exhibit 10(a)).
10(a)(4)      Amendment No. 4, dated as of February 16, 2007, by and among EDO
              Corporation, the Lenders party hereto and Citicorp USA, Inc., as
              Administrative Agent (incorporated by reference to the Company's
              Current Report on Form 8-K dated February 21, 2007, Exhibit 10(b)).
10(b)         EDO Corporation 2006 Long-Term Incentive Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the
              quarterly period ended June 24, 2006 Exhibit 10.1)).
10(c)         EDO Corporation 2002 Long-Term Incentive Plan as amended January 1,
              2004 (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, Exhibit
              10(c)).
10(d)         EDO Corporation 1996 Long-Term Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Exhibit 10(a)).

EXHIBIT
NUMBER                                       EXHIBIT
-------                                      -------

10(e)         EDO Corporation Nonqualified Deferred Compensation Plan I effective
              January 1, 2004 (incorporated herein by reference to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March
              27, 2004, Exhibit 10(b)).
10(f)         EDO Corporation Nonqualified Deferred Compensation Plan II effective
              January 1, 2004 (incorporated herein by reference to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March
              27, 2004, Exhibit 10(c)).
10(g)         EDO Corporation 2004 Non-Employee Director Stock Plan (incorporated herein by reference to the Company's Registration Statement on Form
              S-8, File No. 333-129353, dated November 1, 2005).
10(g)(1)      Amendment to EDO Corporation 2004 Non-Employee Director Stock Plan,
              as amended (incorporated herein by reference to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended
              September 30, 2006, Exhibit 10)).
10(h)         EDO Corporation 2002 Non-Employee Director Stock Option Plan
              (incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 2002, Exhibit
              10(h)).
10(i)         EDO Corporation 1997 Non-Employee Director Stock Option Plan
              (incorporated herein by reference to the Company's Registration
              Statement on Form S-8, File No. 333-77865, dated May 6, 1999).
10(j)         EDO Corporation Compensation Plan for Directors (incorporated herein by reference to the Company's Annual Report on Form 10-K for the
              fiscal year ended December 31, 1998, Exhibit 10(g)).
10(k)         Supplemental Executive Retirement Plan, dated July 1, 2001
              (incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 2001, Exhibit
              10(i)).
10(l)         Amended and Restated Employment Agreement, dated as of October 1,
              2004, by and between EDO Corporation and James M. Smith (incorporated herein by reference to the Company's Current Report on Form 8-K dated
              October 28, 2004, Exhibit 10).
10(m)(1)      Change in Control Agreement dated March 3, 2003 between the Company and Frederic B. Bassett (incorporated herein by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2002, Exhibit 10(l)).
10(m)(2)      Change in Control Agreement dated March 21, 2003 between the Company and Patricia D. Comiskey (incorporated herein by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2002, Exhibit 10(m)).
10(m)(3)      Change in Control Agreement dated March 25, 2003 between the Company and George P. Fox, Jr. (incorporated herein by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2002, Exhibit 10(n)).
10(m)(4)      Change in Control Agreement dated July 8, 2003 between the Company and Jon A. Anderson (incorporated herein by reference to the
              Company's Current Report on Form 8-K, dated February 1, 2006 Exhibit
              10(b)).
10(m)(5)      Change in Control Agreement dated March 22, 2003 between the Company and Milo Hyde (incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2002, Exhibit 10(p)).
10(m)(6)      Change in Control Agreement dated March 26, 2003 between the Company and Frank W. Otto (incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2002, Exhibit 10(r)).
10(m)(7)      Change in Control Agreement dated May 1, 2003 between the Company and
              Lisa M. Palumbo (incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2002, Exhibit 10(s)).
10(m)(8)*     Form of Amendment to the Change in Control Agreement.
10(n)(1)      2004 Restricted Share and Retention Incentive Award Agreement between the Company and Frederic B. Bassett (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2004, Exhibit 10(t)(1)).

EXHIBIT
NUMBER                                       EXHIBIT
-------                                      -------

10(n)(2)      2004 Restricted Share and Retention Incentive Award Agreement between the Company and Patricia D. Comiskey (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, Exhibit 10(t)(2)).
10(n)(3)      2004 Restricted Share and Retention Incentive Award Agreement between the Company and Frank W. Otto (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2004, Exhibit 10(t)(4)).
10(n)(4)      2004 Restricted Share and Retention Incentive Award Agreement between the Company and Lisa M. Palumbo (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2004, Exhibit 10(t)(5)).
10(o)         Form of Stock Option Agreement (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 2003, Exhibit 10(v)).
10(p)*        Form of 2006 LTIP Stock Appreciation Rights Agreement.
10(q)*        Form of 2006 LTIP Restricted Share Agreement.
10(r)         Executive Life Insurance Plan Agreements, as amended through January
              23, 1990, between the Company and 28 employees and retirees
              (incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 1994, Exhibit
              10(g)).
10(s)         Form of Directors' and Officers' Indemnity Agreements between the
              Company its directors and officers (incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1996, Exhibit 10(d)).
10(t)         Retainer Agreement between EDO (UK) Ltd. and Robert Walmsley, dated
              April 11, 2006(incorporated herein by reference to the Company's
              Quarterly Report on Form 10-Q for the quarterly period ended March
              25, 2006, Exhibit 10(3)).
10(u)         Consent Decree, entered on November 25, 1992, amongst the United
              States, the Company, Plessey, Inc., Vernitron Corporation and Pitney
              Bowes, Inc. Incorporated by reference to Exhibit 10(e) to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              December 31, 1998.
10(v)         Agreement for Sale of Deer Park facility dated July 31, 2003
              (incorporated herein by reference to the Company's Annual Report on
              Form 10-K for the fiscal year ended December 31, 2004, Exhibit
              10(w)).
10(w)         Trust Deed and Rules of the EDO Corporation Share Incentive Plan,
              dated July 6, 2005 (incorporated herein by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended December 31,
              2005, Exhibit 10(x)).
21*           List of Subsidiaries.
23*           Consent of Independent Registered Public Accounting Firm.
24*           Powers of Attorney (included on the signature page).
31.1*         Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
              and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*         Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
              and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*           Certification of Chief Executive Officer and Chief Financial Officer
              Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.


--------

*    Filed herewith.

     (b) Reports on 8-K

     The following reports on 8-K were filed during the three months ended on December 31, 2006:


DATE OF REPORT                               ITEMS REPORTED
--------------                               --------------


November 2, 2006     Item 2.02 Results of operation and financial condition.
November 20, 2006    Item 2.01 Completion of acquisition or disposition of assets.
November 28, 2006    Item 2.01 Completion of acquisition or acquisition of assets.

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

                                        EDO CORPORATION (REGISTRANT)

                                        By: /s/        JAMES M. SMITH
                                            ------------------------------------
                                                       James M. Smith
                                            President and Chief Executive
                                                           Officer

                                        /s/        FREDERIC B. BASSETT
                                        ----------------------------------------
                                                   Frederic B. Bassett
                                             Senior Vice President Finance,
                                          Treasurer and Chief Financial Officer

Dated: March 7, 2007

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Smith and Lisa M. Palumbo, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K for the Company's 2006 fiscal year, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 20, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.


           SIGNATURE                                    TITLE
           ---------                                    -----



     /s/ JAMES M. SMITH              Chairman, President, Chief Executive Officer
-------------------------------                          and
        (James M. Smith)                Director (principal executive officer)
                                                       Director
    /s/ ROBERT E. ALLEN
-------------------------------
       (Robert E. Allen)
                                                       Director
     /s/ ROBERT ALVINE
-------------------------------
        (Robert Alvine)
                                                       Director
   /s/ ROBERT M. HANISEE
-------------------------------
      (Robert M. Hanisee)

           SIGNATURE                                    TITLE
           ---------                                    -----

                                                       Director
   /s/ MICHAEL J. HEGARTY
-------------------------------
      (Michael J. Hegarty)
                                                       Director
    /s/ LESLIE F. KENNE
-------------------------------
       (Leslie F. Kenne)
                                                       Director
      /s/ PAUL J. KERN
-------------------------------
         (Paul J. Kern)
                                                       Director
    /s/ RONALD L. LEACH
-------------------------------
       (Ronald L. Leach)
                                                       Director
       /s/ JAMES ROTH
-------------------------------
          (James Roth)
                                                       Director
    /s/ ROBERT S. TYRER
-------------------------------
       (Robert S. Tyrer)
                                                       Director
    /s/ ROBERT WALMSLEY
-------------------------------
       (Robert Walmsley)
                                                       Director
         JOHN A. GORDON
-------------------------------
        (John A. Gordon)