Form 10-Q
period 2007-03-31
EDO CORP
filed 2007-05-04
CIK 31617

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2007

                                     or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Act), or a non-accelerated filer.

Large accelerated filer |_|    Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

    The number of shares of EDO common stock outstanding as of May 2, 2007 was 21,192,769 shares, with a par value $1 per share.
================================================================================

                                               EDO CORPORATION

                                              TABLE OF CONTENTS


                                                                                                                 Page
PART I                Financial Information

            ITEM 1    Financial Statements.................................................................         3

                      Consolidated Balance Sheets -
                       March 31, 2007 (unaudited) and December 31, 2006 ...................................         3

                      Consolidated Statements of Earnings -
                       Three Months Ended March 31, 2007 and March 25, 2006 (unaudited)....................         4

                      Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2007 and March 25, 2006 (unaudited)....................         5

                      Notes to Consolidated Financial Statements (unaudited)...............................         6

            ITEM 2    Management's Discussion and Analysis of Financial Condition and Results of
                       Operations..........................................................................        14

            ITEM 3    Quantitative and Qualitative Disclosures about Market Risk...........................        20

            ITEM 4    Controls and Procedures..............................................................        20

PART II               Other Information

            ITEM 1A   Risk Factors.........................................................................        20

            ITEM 4    Submission of Matters To a Vote of Security Holders..................................        20

            ITEM 6    Exhibits.............................................................................        20

Signature Page                 ............................................................................        21


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,     DECEMBER 31,
                                                                                    2007           2006
                                                                                ------------   ------------
                                                                                (UNAUDITED)
                                                                                      (IN THOUSANDS)

                                           ASSETS
Current assets:
  Cash and cash equivalents                                                     $         -    $    25,322
  Accounts receivable, net                                                          270,694        265,298
  Inventories                                                                        66,161         56,255
  Deferred income tax asset, net                                                     12,549         12,160
  Prepayments and other                                                              15,542         13,682
                                                                                ------------   ------------
     Total current assets                                                           364,946        372,717
                                                                                ------------   ------------
Property, plant and equipment, net                                                   58,325         59,109
Goodwill                                                                            394,647        385,926
Other intangible assets, net                                                         91,611        103,776
Deferred income tax asset, net                                                       17,890          8,291
Other assets                                                                         14,981         20,003
                                                                                ------------   ------------
                                                                                $   942,400    $   949,822
                                                                                ============   ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    52,516    $    63,334
  Accrued liabilities                                                                75,767         78,780
  Contract advances and deposits                                                     47,511         44,323
  Postretirement benefits obligation, short-term                                      2,033          1,794
  Short-term borrowings under revolver                                              161,500        180,000
  Notes payable                                                                       7,766          7,766
                                                                                ------------   ------------
     Total current liabilities                                                      347,093        375,997
                                                                                ------------   ------------
Income taxes payable                                                                 19,044          4,154
Notes payable, long-term                                                             14,533         14,533
Long-term debt                                                                      201,250        201,250
Postretirement benefits obligation, long-term                                        77,220         77,734
Environmental obligation                                                              1,195          1,198
Other long-term liabilities                                                              37             40
Shareholders' equity:
  Preferred shares, par value $1 per share, authorized 500,000 shares                    --             --
  Common shares, par value $1 per share, authorized 50,000,000 shares,
    21,302,886 issued in 2007 and 21,177,072 issued in 2006                          21,303         21,177
  Additional paid-in capital                                                        180,309        177,117
  Retained earnings                                                                 132,392        129,444
  Accumulated other comprehensive loss, net of income tax benefit ($25,268 in
    2007 and $25,814 in 2006)                                                       (36,535)       (37,319)
  Treasury shares at cost (121,163 shares in 2007 and 111,499 shares in 2006)        (2,216)        (1,966)
  Unearned Employee Stock Ownership Plan shares                                     (13,225)       (13,537)
                                                                                ------------   ------------
     Total shareholders' equity                                                     282,028        274,916
                                                                                ------------   ------------
                                                                                $   942,400    $   949,822
                                                                                ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                              FOR THE THREE MONTHS ENDED
                                             ---------------------------
                                               MARCH 31,      MARCH 25,
                                                 2007           2006
                                             ---------------------------
                                                     (UNAUDITED)
                                                   (IN THOUSANDS,
                                              EXCEPT PER SHARE AMOUNTS)

 Net Sales                                   $   255,416    $   119,709
                                             ------------   ------------

 Costs and Expenses
  Cost of sales                                  201,030         91,244
  Selling, general and administrative             33,713         25,358
  Acquisition-related costs                        2,152             --
  Research and development                         2,093          3,206
                                             ------------   ------------
                                                 238,988        119,808
                                             ------------   ------------
 Operating Earnings (Loss)                        16,428            (99)

 Non-Operating Income (Expense)
  Interest income                                    186          1,021
  Interest expense                                (6,176)        (2,424)
  Other, net                                         (39)          (146)
                                             ------------   ------------
                                                  (6,029)        (1,549)
                                             ------------   ------------

Earnings (loss) before income taxes               10,399         (1,648)
Income tax (expense) benefit                      (4,411)           709
                                             ------------   ------------
Net earnings (loss)                          $     5,988    $      (939)
                                             ============   ============
Net earnings (loss) per Common Share:
  Basic                                      $      0.32    $     (0.05)
                                             ============   ============
  Diluted                                    $      0.29    $     (0.05)
                                             ============   ============

Weighted-average common shares outstanding:
 Basic                                            18,538         18,012
                                             ============   ============
 Diluted                                          24,894         18,012
                                             ============   ============

 Dividends declared per common share         $      0.03    $      0.03
                                             ============   ============


          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE THREE MONTHS ENDED
                                                                      ---------------------------------
                                                                          MARCH 31,         MARCH 25,
                                                                            2007              2006
                                                                      ---------------------------------
                                                                                 (UNAUDITED)
                                                                               (IN THOUSANDS)
Operating Activities:
  Earnings (loss) from operations                                     $        5,988    $         (939)
  Adjustments to earnings (loss) to arrive at cash provided by operations:
     Depreciation                                                              3,509             2,778
     Amortization                                                              2,565             1,614
     Bad debt recovery                                                           (42)              (66)
     Loss on disposal of property, plant and equipment                            67                29
     Long-Term Incentive Plan compensation expense                             1,741               972
     Stock option compensation expense                                           177               865
     Employee Stock Ownership Plan compensation expense                        1,010             1,186
     Dividends on unallocated Employee Stock Ownership Plan shares                53                58
     Common shares issued for directors' fees                                     53                55
     Changes in operating assets and liabilities, excluding
       effects of acquisitions:
       Accounts receivable                                                    (5,354)           21,216
       Inventories                                                            (9,906)          (14,450)
       Prepayments and other assets                                            3,161            (1,692)
       Accounts payable, accrued liabilities and other                          (843)          (13,544)
       Contract advances and deposits                                          3,188            15,935
                                                                      ---------------   ---------------
Cash provided by operations                                                    5,367            14,017
                                                                      ---------------   ---------------

Investing Activities:
  Settlement of purchase price on acquisitions                                (9,327)             (353)
  Purchase of plant and equipment                                             (2,792)           (4,971)
  Payments received on notes receivable                                           --               100
                                                                      ---------------   ---------------
Cash used by investing activities                                            (12,119)           (5,224)
                                                                      ---------------   ---------------

Financing Activities:
  Short-term borrowings under revolver                                         6,000                --
  Repayments of revolving debt                                               (24,500)               --
  Proceeds from exercise of stock options                                        315               258
  Excess income tax benefit from stock options and Long-Term
       Incentive Plan                                                            250               174
  Proceeds from management group receivables                                      --               140
  Payment of common share cash dividends                                        (635)             (609)
                                                                      ---------------   ---------------
Cash used by financing activities                                            (18,570)              (37)
                                                                      ---------------   ---------------
Net (decrease) increase in cash and cash equivalents                         (25,322)            8,756
Cash and cash equivalents at beginning of year                                25,322           108,731
                                                                      ---------------   ---------------
Cash and cash equivalents at end of period                            $           --    $      117,487
                                                                      ===============   ===============

Supplemental disclosures:
  Cash paid for:
     Interest                                                         $        4,110    $           --
                                                                      ===============   ===============
     Income taxes                                                     $          523    $        6,109
                                                                      ===============   ===============


          See accompanying Notes to Consolidated Financial Statements.


                        EDO CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the consolidated financial statements and notes thereto of EDO Corporation and Subsidiaries (the "Company") for the year ended December 31, 2006 filed by the Company on Form 10-K with the Securities and Exchange Commission.

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

(2) ACQUISITIONS

    On September 15, 2006, the Company acquired all of the stock of Impact Science and Technology Inc., (IST) for $123.7 million, consisting of a cash payment of $106.4 million and a $17.3 million promissory note to be paid over three years. We also incurred $0.6 million of transaction costs. In addition, there was a subsequent determination of final purchase price, resulting in a $9.2 million accrual at December 31, 2006 and payment in January 2007. IST is a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition strengthened our position in specialized communication products and expanded the Company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes. During the first quarter of 2007, the Company finalized its valuation of the purchase price and acquired intangible assets. The final allocation did not change the amortization materially from the amounts reported as of December 31, 2006.

    On September 6, 2006, the Company acquired all of the stock of CAS Inc.,
(CAS) for $178.1 million, consisting of a cash payment of $173.2 million and 214,574 EDO common shares valued at $4.9 million. We also incurred $1.6 million in transaction costs. CAS is a privately-held company providing engineering services, logistics support, and weapon-systems analysis to the DoD. This acquisition has strengthened and expanded our range of professional and engineering services. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets in the amount of $168.5 million are deductible for income tax purposes over 15 years. During the first quarter of 2007, the Company finalized its valuation of the purchase price and acquired intangible assets. The final allocation did not change the amortization materially from the amounts reported as of December 31, 2006.

(3) STOCK-BASED COMPENSATION

    The Company has granted non-qualified stock options and restricted shares under the 2002 Long-Term Incentive Plan (LTIP), the 2002 Non-Employee Director Stock Option Plan (NEDSOP) and in connection with the CAS and IST acquisitions. These plans are described in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

    The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 10/04), "Share-Based Payment" ("FAS 123R"). During the quarter, the Company granted 15,000 options to Directors that upon grant were fully vested. The stock-based compensation expense related to stock option plans included in operating expenses for the three months ended March 31, 2007 and March 25, 2006 was $0.2 million and $0.9 million, respectively. Tax benefits related to this expense for the three months ended March 31, 2007 and March 25, 2006 were $0.1 million and $0.4 million, respectively, resulting in a reduction in net income of $0.1 million for the three months ended March 31, 2007 and $0.5 million for the three months ended March 25, 2006.

    The significant weighted average assumptions relating to the valuation of the Company's stock options using the Black-Scholes option pricing model for the three months ended March 31, 2007: expected dividend yield of 1%, risk free interest rate of 4.69%, expected volatility of 34.93% and an expected option life of 7 years.

    As of March 31, 2007, there was no unrecognized future compensation expense related to non-vested stock options.

    During the quarter ended March 31, 2007, the Company issued 240,000 stock-settled appreciation right options to select key employees. Stock based compensation expense recognized for stock-settled appreciation rights (SSAR) awards was $0.2 million for the three months ended March 31, 2007. There were no SSARs granted as of March 25, 2006.

    The significant weighted average assumptions relating to the valuation of the Company's SSARs using the Black-Scholes option pricing model for the three months ended March 31, 2007: expected dividend yield of 1%, risk free interest rate of 4.60%, expected volatility of 34.80% and an expected option life of 5 years.

    As of March 31, 2007, there was $2.3 million of unrecognized future compensation expense related to non-vested SSARs not yet recognized in the consolidated statement of earnings.

    Stock based compensation expense recognized for restricted/performance share awards were $1.6 million and $1.0 million for the three months ended March 31, 2007 and March 25, 2006, respectively. The unrecognized compensation cost related to the unvested restricted shares at March 31, 2007 is approximately $13.3 million and will be recognized over a weighted-average period of 2.4 years.

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

The changes in the carrying amount of goodwill by segment during the three months ended March 31, 2007 were as follows:

                                                                     ENGINEERED
                                                                       SYSTEMS       ELECTRONIC
                                                                         AND        SYSTEMS AND
                                                                      SERVICES     COMMUNICATIONS      TOTAL
                                                                    -------------  --------------  -------------
                                                                                   (IN THOUSANDS)
Balance as of January 1, 2007                                       $    186,460   $     199,466   $    385,926
Purchase price adjustments                                                   101               2            103
Reclass from intangibles based on final purchase price allocation          7,410           1,208          8,618
                                                                    -------------  --------------  -------------
Balance as of March 31, 2007                                        $    193,971   $     200,676   $    394,647
                                                                    =============  ==============  =============

     Summarized below are other intangible assets:

                                                                              MARCH 31,      DECEMBER 31,
                                                                                2007             2006           LIFE
                                                                            --------------  ---------------  -----------
                                                                                    (IN THOUSANDS)
        Other intangible assets subject to amortization:
             Capitalized non-compete agreements related to acquisitions     $       2,738   $        2,738   1-5 years
             Purchased technologies related to acquisitions                        27,213           28,083   8-25 years
             Customer contracts and relationships related to acquisitions          81,422           87,186   6-20 years
             Tradename related to acquisitions                                      5,498            8,464   3-10 years
                                                                            --------------  ---------------
                                                                                  116,871          126,471
               Less accumulated amortization                                      (25,660)         (23,095)
                                                                            --------------  ---------------
                                                                            $      91,211   $      103,376
                                                                            --------------  ---------------

        Other intangible assets not subject to amortization:
              Tradename related to acquisitions                                       400              400
                                                                            --------------  ---------------
                                                                            $      91,611   $      103,776
                                                                            ==============  ===============

    The amortization expense for the three months ended March 31, 2007 and March 25, 2006 amounted to $2.6 million and $1.6 million, respectively. Total remaining amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter related to these other intangible assets is estimated to be $7.7 million, $9.5 million, $9.5 million, $8.7 million, $7.0 million and $48.8 million, respectively.

(5) INVENTORIES

    Inventories are summarized by major classification as follows:

                                                      MARCH 31,    DECEMBER 31,
                                                        2007           2006
                                                    -------------  -------------
                                                           (IN THOUSANDS)
         Raw material and supplies                  $     14,221   $     14,881
         Work-in-process                                  38,897         52,742
         Finished goods                                   19,272         15,045
             Less: Unliquidated progress payments         (6,229)       (26,413)
                                                    -------------  -------------
                                                    $     66,161   $     56,255
                                                    =============  =============

(6) INCOME TAXES

    The Company adopted FASB Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

    As a result of the implementation, the Company recognized a $2.5 million net increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. As of the adoption date, the Company had approximately $15.6 million of total gross unrecognized tax benefits. Of this total, approximately $7.7 million represents the amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

    The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002 except as it relates to the Company's amended return for 2002 claiming a federal research and development credit which is currently under audit. Substantially all material state and local matters have been concluded for years through 2002. In addition, the Company is subject to income tax in various foreign jurisdictions. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through 2004.

    While it is reasonably possible that a reduction in the unrecognized tax benefit may occur, based on audit process protocol from the various taxing authorities, it is not possible to estimate the impact of any amount of such changes that may occur within the next twelve months.

    The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $5.6 million accrued for interest and penalties at the beginning of fiscal year 2007.

(7) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                            FOR THE THREE MONTHS ENDED
                                                                          ------------------------------
                                                                            MARCH 31,       MARCH 25,
                                                                              2007            2006
                                                                          -------------- ---------------
                                                                                  (IN THOUSANDS)

               Numerator:
                 Net earnings (loss) for basic and diluted calculation    $       5,988     $      (939)
                Effect of dilutive securities:
                    Convertible Notes                                             1,187              --
                                                                          -------------- ---------------
               Numerator for dilutive calculation                                 7,175            (939)

               Denominator:
                 Denominator for basic calculation                               18,538          18,012
                 Effect of dilutive securities:
                    Stock options                                                   470              --
                    Convertible Notes                                             5,886              --
                                                                          -------------- ---------------
                 Denominator for diluted calculation                             24,894          18,012
                                                                          ============== ===============

    The assumed conversion of the 4.0% Notes was dilutive for the three months ended March 31, 2007 and anti-dilutive for the three months ended March 25, 2006.

    The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        MARCH 31,      MARCH 25,
                                                          2007           2006
                                                      --------------------------
                                                             (IN THOUSANDS)
               4.00% Convertible Subordinated Notes         --            5,886
               Unexercised stock options                   398               74
                                                           ---            -----
                                                           398            5,960
                                                           ===            =====

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

    For the three months ended March 31, 2007 and March 25, 2006, the Company recorded pension expense of $0.8 million and $1.2 million, respectively, based on the total expense for the respective years of $3.2 million in 2007 and $4.8 million in 2006. Summarized below are the components of the expense for each period presented.

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                    MARCH 31,       MARCH 25,
                                                      2007            2006
                                                   --------------------------
                                                        (IN THOUSANDS)

           Interest cost                           $    3,078     $    3,038
           Expected return on plan assets              (3,343)        (3,209)
           Amortization of unrecognized net loss        1,076          1,365
                                                   ----------     ----------
                                                   $      811     $    1,194
                                                   ==========     ==========

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

(10) COMPREHENSIVE INCOME

    As of March 31, 2007, accumulated other comprehensive loss included in shareholders' equity in the accompanying consolidated balance sheets primarily represents additional minimum liabilities on benefit plans and the effect of adopting FASB Statement No. 158 (SFAS 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. Comprehensive income for the three months ended March 31, 2007 was $6.0 million compared to comprehensive loss for the three months ended March 25, 2006 of $0.9 million.

(11) BUSINESS SEGMENTS

    The Company determines its operating segments based upon an analysis of its products and services, production processes, types of customers, economic characteristics and the related regulatory environment, which is consistent with how management operates the Company. The Company's operations are reflected in two business segments: Engineered Systems and Services and Electronic Systems and Communications. The Engineered Systems and Services segment addresses the Integrated Systems and Structures, Undersea Warfare, and Professional Services markets. Primary products include aircraft armament systems, integrated composite structures, mine countermeasure systems, sonar systems and components, and flight line products. This segment also includes a wide range of professional and engineering services. The Electronic Systems and Communications segment includes products that serve the Electronic Warfare, C4 (Command, Control, Communications and Computers) products and systems, and Intelligence and Information Warfare markets. Primary products include electronic force protection systems, interference cancellation technology, airborne electronic warfare systems, electronic intelligence (ELINT) and electronic support measure
(ESM) systems, intelligence and information warfare systems, C4 products and services, and antenna products.

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                       MARCH 31,      MARCH 25,
                                                         2007           2006
                                                     --------------------------
                                                            (IN THOUSANDS)
         Net Sales:
         Engineered Systems and Services             $    116,386     $  59,266
         Electronic Systems and Communications            139,030        60,443
                                                     ------------     ---------
                                                     $    255,416     $ 119,709
                                                     ------------     ---------
         Operating Earnings (loss) :
         Engineered Systems and Services                    9,289         1,628
         Electronic Systems and Communications              7,139        (1,727)
                                                     ------------     ---------
                                                           16,428           (99)
         Net interest expense                              (5,990)       (1,403)
         Other, net                                           (39)         (146)
                                                     ------------     ---------
         Earnings (loss) before income taxes         $     10,399     $  (1,648)
                                                     ============     =========


(12) RECENT ACCOUNTING PRONOUNCEMENTS

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

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

    The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is the condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and March 25, 2006. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.

EDO CORPORATION
Condensed Consolidating Balance Sheet
March 31, 2007
(Unaudited)
                                                     EDO
                                                  Corporation
                                                    Parent      Subsidiary
                                                 Company Only    Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                --------------  ------------  --------------  ------------  ------------
Assets
Current assets:
Cash and cash equivalents                       $      (1,108)  $    (2,543)  $       3,651            --   $        --
Accounts receivable, net                               53,805       211,151           5,738            --       270,694
Inventories                                            12,488        50,742           2,931            --        66,161
Deferred income tax asset, net                         12,549            --              --            --        12,549
Prepayments and other                                  11,554         3,644             344            --        15,542
                                                --------------  ------------  --------------  ------------  ------------
Total current assets                                   89,288       262,994          12,664            --       364,946

Investment in subsidiaries                            659,062            --              --      (659,062)           --
Property, plant and equipment, net                     27,511        27,313           3,501            --        58,325
Goodwill                                                   --       385,937           8,710            --       394,647
Other intangible assets, net                               --        82,626           8,985            --        91,611
Deferred income tax asset, net                         16,907           983              --            --        17,890
Other assets                                           22,724        (7,743)             --            --        14,981
                                                --------------  ------------  --------------  ------------  ------------
                                                $     815,492   $   752,110   $      33,860   $  (659,062)  $   942,400
                                                ==============  ============  ==============  ============  ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities        $      34,008   $    88,713   $       5,562            --   $   128,283
Contract advances and deposits                         15,625        31,886              --            --        47,511
Post retirement benefits obligation, short-term         2,033            --              --            --         2,033
Short-term borrowings under revolver                  161,500            --              --            --       161,500
Notes Payable                                           7,766            --              --            --         7,766
                                                ------------------------------------------------------------------------
Total current liabilities                             220,932       120,599           5,562            --       347,093

Long-term debt                                        201,250            --              --            --       201,250
Note payable, long-term                                14,533            --              --            --        14,533
Income taxes payable                                   19,044            --              --            --        19,044
Deferred income tax liabilities, net                     (427)           --             427            --            --
Other long-term liabilities                                37            --              --            --            37
Post retirement benefits obligation, long-term         77,220            --              --            --        77,220
Environmental obligation                                1,195            --              --            --         1,195
Inter-company accounts                                     --       475,384          21,246      (496,630)           --

Shareholders' equity:
Preferred shares                                           --            --              --            --            --
Common shares                                          21,303            98              --           (98)       21,303
Additional paid-in capital                            180,309        60,402           6,418       (66,820)      180,309
Retained earnings                                     132,392        99,678            (113)      (99,565)      132,392
Accumulated other comprehensive loss, net of
 income tax benefit                                   (36,855)           --             320            --       (36,535)
Treasury shares                                        (2,216)       (4,051)             --         4,051        (2,216)
Unearned ESOP shares                                  (13,225)           --              --            --       (13,225)
                                                --------------  ------------  --------------  ------------  ------------
Total shareholders' equity                            281,708       156,127           6,625      (162,432)      282,028
                                                --------------  ------------  --------------  ------------  ------------
                                                $     815,492   $   752,110   $      33,860   $  (659,062)  $   942,400
                                                ==============  ============  ==============  ============  ============


EDO Corporation
Condensed Consolidating Statement of Earnings
March 31, 2007
(Unaudited)

                                                     EDO Corporation
                                                     Parent Company    Subsidiary
                                                           Only         Guarantors    Non-Guarantors Eliminations Consolidated
                                                     --------------- --------------- --------------- ------------ ------------

Net Sales                                            $       54,754  $      194,315  $        8,301  $    (1,954) $   255,416
Costs and expenses:
Cost of sales                                                43,551         153,511           5,922       (1,954)     201,030
Selling, general and administrative                           4,951          27,053           1,709           --       33,713
Acquisition-related costs                                        --           2,152              --           --        2,152
Research and development                                        662           1,384              47           --        2,093
                                                     -------------------------------------------------------------------------
                                                             49,164         184,100           7,678       (1,954)     238,988
                                                     -------------------------------------------------------------------------
Operating Earnings                                            5,590          10,215             623           --       16,428

Non-operating income (expense)
Interest income                                                  81              62              43           --          186
Interest expense                                             (6,174)             (2)             --           --       (6,176)
Other, net                                                      (60)             21              --           --          (39)
                                                     -------------------------------------------------------------------------
                                                             (6,153)             81              43           --       (6,029)
(Loss) earnings from operations before income taxes            (563)         10,296             666           --       10,399
Income tax benefit (expense)                                    532          (4,670)           (273)          --       (4,411)
                                                     -------------------------------------------------------------------------
(Loss) earnings from operations                                 (31)          5,626             393           --        5,988
Equity in undistributed earnings of subsidiaries              6,019              --              --       (6,019)          --
                                                     -------------------------------------------------------------------------
Net Earnings                                         $        5,988  $        5,626  $          393  $    (6,019) $     5,988
                                                     =============== =============== =============== ============ ============


EDO Corporation
Condensed Consolidating Statement of Cash Flows
March 31, 2007
(Unaudited)
                                                     EDO Corporation
                                                     Parent Company    Subsidiary
                                                           Only         Guarantors   Non-Guarantors  Eliminations Consolidated
                                                     --------------- --------------- --------------  ------------ ------------
Operating activities:
Earnings from operations                             $         5,988  $       5,626  $         393   $    (6,019) $     5,988

Adjustments to earnings to arrive at cash
provided (used) by operations:
Depreciation                                                   1,270          2,057            182            --        3,509
Amortization                                                      --          2,369            196            --        2,565
Bad debt recovery                                                 (3)           (39)            --            --          (42)
Loss on sale of property and equipment                            --             67             --            --           67
Long-Term Incentive Plan compensation expense                  1,741             --             --            --        1,741
Stock option compensation expense                                177             --             --            --          177
Employee Stock Ownership Plan compensation
 expense                                                       1,010             --             --            --        1,010
Dividends on unallocated Employee Stock
 Ownership Plan shares                                            53             --             --            --           53
Common shares issued for directors' fees                          53             --             --            --           53
Changes in operating assets and liabilities,
 excluding effects of acquisitions:
Equity in earnings of subsidiaries                            (6,019)            --             --         6,019           --
Inter-company/Investments in subsidiaries                     36,008        (36,005)            (3)           --           --
Accounts receivable                                           (5,561)         1,079           (872)           --       (5,354)
Inventories                                                   (1,672)        (8,722)           488            --       (9,906)
Prepayments and other assets                                 (16,529)        19,728            (38)           --        3,161
Accounts payable, accrued liabilities and other               (5,770)         4,028            899            --         (843)
Contract advances and deposits                                 2,044          1,144             --            --        3,188
                                                     -------------------------------------------------------------------------
Cash provided (used) by continuing operations                 12,790         (8,668)         1,245            --        5,367

Investing activities:
Settlement of purchase price on acquisitions                  (9,327)            --             --            --       (9,327)
Purchase of plant and equipment                               (1,306)        (1,463)           (23)           --       (2,792)
                                                     -------------------------------------------------------------------------
Cash used by investing activities                            (10,633)        (1,463)           (23)           --      (12,119)

Financing activities:
Short-term borrowings under revolver                           6,000             --             --            --        6,000
Repayment of revolving debt                                  (24,500)            --             --            --      (24,500)
Proceeds from exercise of stock options                          315             --             --            --          315
Excess income tax benefit from stock options and
 Long-Term Incentive Plan                                        250             --             --            --          250
Payment of common share cash dividends                          (635)            --             --            --         (635)
                                                     -------------------------------------------------------------------------
Cash used by financing activities                            (18,570)            --             --            --      (18,570)
                                                     -------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                                 (16,413)       (10,131)         1,222            --      (25,322)
Cash and cash equivalents at beginning of year                15,305          7,588          2,429            --       25,322
                                                     -------------------------------------------------------------------------
Cash and cash equivalents at end of year             $        (1,108) $      (2,543) $       3,651   $        --  $        --
                                                     ===============  ============== ==============  ============ ============

EDO CCORPORATION
Condensed Consolidating Balance Sheet
December 31, 2006
                                                     EDO Corporation
                                                     Parent Company    Subsidiary
                                                           Only         Guarantors   Non-Guarantors  Eliminations Consolidated
                                                     --------------- --------------- --------------- ------------ ------------
ASSETS
Current assets:
Cash and cash equivalents                            $       15,305  $        7,588  $        2,429           --  $    25,322
Accounts receivable, net                                     48,241         212,191           4,866           --      265,298
Inventories                                                  10,816          42,020           3,419           --       56,255
Deferred income tax asset, net                               12,160              --              --           --       12,160
Prepayments and other                                        10,312           3,064             306           --       13,682
                                                     --------------- --------------- --------------- ------------ ------------
Total current assets                                         96,834         264,863          11,020           --      372,717

Investment in subsidiaries                                  678,997              --              --     (678,997)          --
Property, plant and equipment, net                           27,476          27,974           3,659           --       59,109
Goodwill                                                         --         377,216           8,710           --      385,926
Other intangible assets, net                                     --          94,594           9,182           --      103,776
Deferred income tax asset, net                                8,291              --              --           --        8,291
Other assets                                                 17,387           2,616              --           --       20,003
                                                     --------------- --------------- --------------- ------------ ------------
                                                     $      828,985  $      767,263  $       32,571  $  (678,997) $   949,822
                                                     =============== =============== =============== ============ ============

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities             $       52,769  $       84,685  $        4,660           --  $   142,114
Contract advances and deposits                               13,581          30,742              --           --       44,323
Postretirement benefits obligation, short-term                1,794              --              --           --        1,794
Short-term borrowings under revolver                        180,000              --              --           --      180,000
Notes payable                                                 7,766              --              --           --        7,766
                                                     --------------- --------------- --------------- ------------ ------------
Total current liabilities                                   255,910         115,427           4,660           --      375,997

Long-term debt                                              201,250              --              --           --      201,250
Income taxes payable                                          4,154              --              --           --        4,154
Deferred income tax liabilities, net                           (427)             --             427           --           --
Postretirement benefits obligation, long-term                77,734              --              --           --       77,734
Notes payable                                                14,533              --              --           --       14,533
Environmental obligation                                      1,198              --              --           --        1,198
Other long-term liabilities                                      40              --              --           --           40
Intercompany accounts                                            --         501,335          21,249     (522,584)          --
Shareholders' equity:
Preferred shares                                                 --              --              --           --           --
Common shares                                                21,177              98              --          (98)      21,177
Additional paid-in capital                                  177,117          60,403           6,418      (66,821)     177,117
Retained earnings                                           129,444          94,052            (506)     (93,546)     129,444
Accumulated other comprehensive loss, net of income
 tax benefit                                                (37,642)             --             323           --      (37,319)
Treasury shares                                              (1,966)         (4,052)             --        4,052       (1,966)
Unearned ESOP shares                                        (13,537)             --              --           --      (13,537)
                                                     --------------- --------------- --------------- ------------ ------------
Total shareholders' equity                                  274,593         150,501           6,235     (156,413)     274,916
                                                     --------------- --------------- --------------- ------------ ------------
                                                     $      828,985  $      767,263  $       32,571  $  (678,997) $   949,822
                                                     =============== =============== =============== ============ ============

                                       12

EDO Corporation
Condensed Consolidating Statement of Earnings
March 25, 2006
(Unaudited)

                                                     EDO Corporation
                                                     Parent Company      Subsidiary
                                                           Only           Guarantors  Non-Guarantors Eliminations Consolidated
                                                     --------------- --------------- --------------- ------------ ------------

Net Sales                                            $       46,987  $       69,086  $        6,354  $    (2,718) $   119,709
Costs and expenses:
Cost of sales                                                38,835          50,709           4,418       (2,718)      91,244
Selling, general and administrative                           5,508          17,142           2,708           --       25,358
Research and development                                        882           2,137             187           --        3,206
                                                     --------------- --------------- --------------- ------------ ------------
                                                             45,225          69,988           7,313       (2,718)     119,808

                                                     --------------- --------------- --------------- ------------ ------------
Operating Earnings (loss)                                     1,762            (902)           (959)          --          (99)

Non-operating income (expense)
Interest income                                                 967              --              54           --        1,021
Interest expense                                             (2,440)             16              --           --       (2,424)
Other, net                                                      (16)            (86)            (44)          --         (146)
                                                     --------------- --------------- --------------- ------------ ------------
                                                             (1,489)            (70)             10           --       (1,549)
Earnings (loss) earnings from operations before
 income taxes                                                   273            (972)           (949)          --       (1,648)
Income tax benefit (expense)                                  1,105            (603)            207           --          709
                                                     --------------- --------------- --------------- ------------ ------------
Earnings (loss) earnings from operations                      1,378          (1,575)           (742)          --         (939)
Equity in undistributed earnings of subsidiaries             (2,317)             --              --        2,317           --
                                                     --------------- --------------- --------------- ------------ ------------
Net loss                                             $         (939) $       (1,575) $         (742) $     2,317  $      (939)
                                                     =============== =============== =============== ============ ============

EDO Corporation
Condensed Consolidating Statement of Cash Flows
March 25, 2006
(Unaudited)
                                                     EDO Corporation
                                                     Parent Company    Subsidiary
                                                           Only         Guarantors   Non-Guarantors  Eliminations Consolidated
                                                     --------------- --------------- --------------- ------------ ------------
Operating activities:
Loss from operations                                 $         (939) $       (1,575) $         (742)       2,317  $      (939)

Adjustments to loss to arrive at cash
  provided by operations:
Depreciation                                                  1,183           1,416             179                     2,778
Amortization                                                     --           1,363             251                     1,614
Bad debt (recovery) expense                                     (83)             17              --                       (66)
Loss on sale of property and equipment                           18              11              --                        29
LTIP compensation expense                                       972              --              --           --          972
Stock option compensation expense                               865              --              --           --          865
Employee Stock Ownership Plan compensation expense            1,186              --              --           --        1,186
Dividends on unallocated Employee Stock Ownership
  Plan shares                                                    58              --              --           --           58
Common shares issued for directors' fees                         55              --              --           --           55
Changes in operating assets and liabilities,
  excluding effects of acquisitions:
Equity in earnings of subsidiaries                            2,317              --              --       (2,317)          --
Inter-company/Investments in subsidiaries                       814            (792)            (22)          --           --
Accounts receivable                                           3,786          17,682            (252)          --       21,216
Inventories                                                   2,457         (16,993)             86           --      (14,450)
Prepayments and other assets                                   (772)         (1,020)            100           --       (1,692)
Accounts payable, accrued liabilities and other              (8,853)         (5,313)            622           --      (13,544)
Contract advances and deposits                                6,853           9,082              --           --       15,935
                                                     -------------------------------------------------------------------------
Cash provided by operations                                   9,917           3,878             222           --       14,017

Investing activities:
Settlement of purchase price on 2005 acquisition                 --            (353)             --           --         (353)
Purchase of plant and equipment                              (2,421)         (2,368)           (182)          --       (4,971)
Payments received on notes receivable                           100              --              --           --          100
                                                     -------------------------------------------------------------------------
Cash used by investing activities                            (2,321)         (2,721)           (182)          --       (5,224)

Financing activities:
Proceeds from exercise of stock options                         258              --              --           --          258
Excess income tax benefit from stock options and
  Long-Term Incentive Plan                                      174              --              --           --          174
Proceeds from management group receivables                      140              --              --           --          140
Payment of common share cash dividends                         (609)             --              --           --         (609)
                                                     -------------------------------------------------------------------------
Cash used by financing activities                               (37)             --              --           --          (37)
                                                     -------------------------------------------------------------------------
Net increase in cash and cash equivalents                     7,559           1,157              40           --        8,756
Cash and cash equivalents at beginning of year               99,067           4,232           5,432           --      108,731
                                                     -------------------------------------------------------------------------
Cash and cash equivalents at end of year             $      106,626  $        5,389  $        5,472  $        --  $   117,487
                                                     =============== =============== =============== ============ ============


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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    We make estimates and assumptions in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the treatment of tax contingency accruals, there have been no material changes from the methodology applied by management for critical estimates previously disclosed in the Company's most recent Annual Report on Form 10-K. Effective January 1, 2007, the company began to measure and record tax contingency accruals in accordance with FIN 48 - Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The expanded disclosure requirements of FIN 48 are presented in Note 6 of this report. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. FIN 48 also provides guidance on accounting for de-recognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. The following is a brief discussion of the critical accounting policies employed by us:

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

RESULTS OF OPERATIONS

    The following information should be read in conjunction with the Consolidated Financial Statements as of March 31, 2007.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED
MARCH 25, 2006

    Net sales by segment were as follows:


                                             THREE MONTHS ENDED       INCREASE/
                                             ------------------      (DECREASE)
                                              MARCH 31,   MARCH 25      FROM
      SEGMENT                                   2007        2006    PRIOR PERIOD
      -------                                ---------   ---------  ------------
                                                  (IN THOUSANDS)
      Engineered Systems and Services        $ 116,386   $   59,266     96.4%
      Electronic Systems and Communications    139,030       60,443    130.0%
                                             ---------   ----------    ------
      Total                                  $ 255,416   $  119,709    113.4%
                                             =========   ==========    ------

    In the Engineered Systems and Services segment, the increase in sales is attributable to higher sales in undersea warfare products and the contribution of sales of CAS which was acquired on September 6, 2006. In addition, sales increased on our flight line test systems products.

    In the Electronic Systems and Communications segment, the increase in sales is attributable to deliveries associated with the Transition Switch Module (TSM) program, deliveries of Warlock force protection systems and increased sales of reconnaissance and surveillance systems due to achieving certain milestones on various programs. In addition, sales were contributed by IST which was acquired on September 15, 2006.

    Operating earnings (loss) by segment were as follows:

                                                 THREE MONTHS ENDED
                                                 ------------------
                                              MARCH 31,        MARCH 25
      Segment                                    2007            2006
      -------                                 ----------     -----------
                                                     (IN THOUSANDS)
      Engineered Systems and Services         $    9,289     $     1,628
      Electronic Systems and Communications        7,139          (1,727)
                                              ----------     -----------
      Total                                   $   16,428     $       (99)
                                              ==========     ===========

    For the three months ended March 31, 2007, we had an operating earnings of $16.4 million or 6.4% of net sales compared to an operating loss for the three months ended March 25, 2006 of $0.1 million.

    Items of note affecting operating earnings (loss) are summarized here to help clarify the comparison of results.

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                     MARCH 31,       MARCH 25
                                                       2007            2006
                                                     ---------      ----------
                                                            (IN THOUSANDS)
      Pension                                        $     811      $    1,194
      ESOP compensation expense                          1,010           1,186
      Stock-Based Compensation Expense re: options         177             865
      Other intangible asset amortization                2,565           1,614
                                                     ---------      ----------
                                                     $   4,563      $    4,859
                                                     =========      ==========

    The Engineered Systems and Services segment's operating earnings for the three months ended March 31, 2007 were $9.3 million or 8.0% of this segment's net sales compared to operating earnings of $1.6 million or 2.7% of this segment's net sales for the three months ended March 25, 2006. This increase is attributable to cost reductions on an aircraft armament program, increased sales on undersea warfare products, increased sales on flight line test equipment and the contribution of CAS, which was acquired on September 6, 2006.

    The Engineered Systems and Services segment's operating earnings for the three months ended March 25, 2006 were negatively impacted by a provision for an estimated settlement of a lawsuit and related legal costs.

    The Electronic Systems and Communications segment's operating earnings for the three months ended March 31, 2007 were $7.1 million or 5.1% of this segment's net sales compared to operating loss of $1.7 million or 2.9% of net sales for the three months ended March 25, 2006. The increase is attributable to the increased sales on our TSM program and the obtaining of milestones on the reconnaissance and surveillance systems products. This was partially offset by cost growth on a close-out of an open contract issue on a long standing contract that is now complete.

    The Electronic Systems and Communications segment's operating earnings for the three months ended March 25, 2006 were negatively impacted by cost growth of $1.4 million on an interference cancellation program. This was offset by the release of a reserve of $0.7 million on a completed electronic force protection systems program and the release of a reserve of $0.6 million which had been held for fulfillment of contractual offset commitments that have now been satisfied. Furthermore, we provided for estimated liabilities and legal costs incurred in connection with a contract dispute.

    Legal costs, estimated settlements and estimated liabilities for the legal matters referred to in the immediately preceding paragraph had an adverse effect on the results of operations for the three months ended March 25, 2006 of approximately $2.7 million.

    Selling, general and administrative expenses for the three months ended March 31, 2007 were $33.7 million or 13.2% of net sales compared to $25.4 million or 21.2% of net sales for the comparable prior year period ended March 25, 2006. The increase is attributable to the acquisitions of CAS and IST made in 2006, including intangible asset amortization associated with these acquisitions.

    During the three months ended March 31, 2007, the Company recorded acquisition-related costs of $2.2 million for "stay-pay" related to the acquisitions in 2005 and 2006. There were no acquisition related costs for the three months ended March 25, 2006. The Company expects to incur similar amounts related to these acquisition-related costs over the next 2 1/2 years.

    Research and development expense for the three months ended March 31, 2007 decreased to $2.1 million or 0.8% of net sales from $3.2 million or 2.7% of net sales for the three months ended March 25, 2006, during which time there was higher than usual spending on electronic force protection and aircraft armament systems.

    Interest expense, net of interest income, for the three months ended March 31, 2007 increased to $6.0 million from $1.4 million for the three months ended March 25, 2006 primarily due to interest on borrowings under our credit facility. Also included in interest expense is interest on our 4.0% Convertible Subordinated Notes due 2025 which were issued in November 2005, the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

    The income tax expense for the three months ended March 31, 2007 reflects an estimated annual effective tax rate of 42.5% compared with an income tax benefit for the three months ended March 25, 2006, which reflects an estimated annual effective tax rate of 43%.

    For the three months ended March 31, 2007, net earnings were $6.0 million or $0.29 per diluted common share on 24.9 million diluted shares compared to net loss of $0.9 million or $(0.05) per diluted common share on 18.0 million shares. The convertible notes were dilutive for the three months ended March 31, 2007 and anti-dilutive for the three months ended March 25, 2006.

LIQUIDITY AND CAPITAL RESOURCES

BALANCE SHEET

    Cash and cash equivalents decreased to $0 million at March 31, 2007 from $25.3 million at December 31, 2006. This decrease was due primarily to the net pay down of borrowings under our credit facility of $18.5 million, $9.3 million used to settle the final purchase prices of CAS and IST, and $2.8 million for the purchase of plant and equipment. These decreases were partially offset by cash provided by operations of $5.4 million.

    Accounts receivable increased slightly to $270.7 million at March 31, 2007 from $265.3 million at December 31, 2006 due in part to timing of collections of billed receivables, increased sales, and the aforementioned acquisitions. At March 31, 2007 approximately 92% of billed receivables were in the under-60 days aging category.

    Inventories increased 17.6% to $66.2 million at March 31, 2007 from $56.3 million at December 31, 2006 due primarily to the efforts expended on work-in-process on major programs, such as TSM.

    In the three months ended March 31, 2007, capital expenditures were $2.8 million compared to $5.0 million for the three months ended March 25, 2006. In the first quarter of 2006, the higher expenditures were attributable to new facility capital for our Antenna Products business unit which was relocated to a new leased facility, as well as expansion and upgrades at several other facilities.

FINANCING ACTIVITIES

Credit Facility

     We have a five-year credit facility with a consortium of banks, led by Citibank, N.A., as the administrative agent, Bank of America, N.A, as the documentation agent and Wachovia Bank, N.A. as syndication agent. The facility expires in November 2010.

    The credit agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At March 31, 2007, LIBOR was approximately 5.32% and the applicable adjustment to LIBOR was 2.75%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases of up to $300 million.

    At March 31, 2007 there was $31.8 million of letters of credit outstanding and $161.5 million of direct borrowings outstanding under the credit facility, resulting in $106.7 million available for additional borrowings. At December 31, 2006, there were $180.0 million of direct borrowings outstanding under the credit facility. Accrued interest payable was $0.2 million and $0.8 million at March 31, 2007 and December 31, 2006, respectively.

    In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of March 31, 2007, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

    In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. Accrued interest payable, included in accrued liabilities, was $3.0 million and $1.0 million at March 31, 2007 and December 31, 2006, respectively. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of March 31, 2007, there had been no such conversions.

Shelf Registration

    At March 31, 2007, our remaining capacity under the universal shelf registration statement that became effective in January 2004, was approximately $298.8 million.

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

    In order to aggregate all commitments and contractual obligations as of March 31, 2007, we have included the following table:

                                                                    PAYMENTS DUE IN (IN MILLIONS):
                                                    ---------------------------------------------------------------------
                                                                                                                 2012 AND
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:               TOTAL      2007     2008      2009     2010      2011      BEYOND
----------------------------------------            ---------  --------  --------  -------- --------   -------   --------
Borrowings Under Revolver                           $   161.5  $  161.5  $     --  $    --  $    --  $     --   $     --
Notes payable                                            22.3       7.8       8.8      5.7       --        --         --
4.0% Convertible Subordinated Notes due 2025 (1)        201.2        --        --       --       --        --      201.2
Operating leases                                        156.3      16.9      21.8     20.1     18.7      17.6       61.2
Letters of credit                                        31.8      13.6       6.0     11.6       --        --        0.6
Projected pension contributions (2)                      40.6       7.0      14.7      8.5      8.3       2.1         --
Advance payment and performance bonds                     1.9       0.2        --      1.7       --        --         --
                                                    ---------  --------  --------  -------  -------  --------   --------
Total                                               $  615.6   $  207.0  $   51.3  $  47.6  $  27.0  $   19.7   $  263.0
                                                    =========  ========  ========  =======  =======  ========   ========

      (1) Excludes interest of approximately $8 million annually.

      (2) Actual pension contributions may differ from amounts presented above and are contingent on cash flow and liquidity.

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

    For the three months ended March 31, 2007, sales of TSM represented 16.0% of net sales compared to less than one percent of net sales for the three months ended March 25, 2006.

BACKLOG

    The funded backlog of unfilled orders at March 31, 2007 increased to $878.2 million from $804.4 million at December 31, 2006. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

    For quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our annual report on Form 10-K for the year ended December 31, 2006.

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

                                    EDO CORPORATION (Registrant)


                                    By:   /s/ FREDERIC B. BASSETT
                                          -----------------------
Dated:   May 4, 2007                      Frederic B. Bassett
                                          Senior Vice President Finance,
                                          Treasurer and Chief Financial Officer