Form 10-Q
period 2007-06-30
EDO CORP
filed 2007-08-06
CIK 31617

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


                  For the quarterly period ended June 30, 2007

                                       or

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

    The number of shares of EDO common stock outstanding as of July 31, 2007 was 21,262,936 shares, with a par value $1 per share.
================================================================================


                                 EDO CORPORATION

                                TABLE OF CONTENTS





PART I                            Financial Information                                                                        Page

              ITEM 1              Financial Statements.....................................................................      3

                                  Consolidated Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006 ...........      3

                                  Consolidated Statements of Earnings - (unaudited)
                                   Three months ended June 30, 2007 and June 24, 2006......................................      4

                                  Consolidated Statements of Earnings - (unaudited)
                                   Six months ended June 30, 2007 and June 24, 2006........................................      5

                                  Consolidated Statements of Cash Flows - (unaudited)
                                   Six months ended June 30, 2007 and June 24, 2006........................................      6

                                  Notes to Consolidated Financial Statements (unaudited)...................................      7

              ITEM 2              Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations..............................................................................     16

              ITEM 3              Quantitative and Qualitative Disclosures about Market Risk...............................     24

              ITEM 4              Controls and Procedures..................................................................     24

PART II                           Other Information

              ITEM 1A             Risk Factors.............................................................................     24

              ITEM 4              Submission of Matters to a Vote of Security Holders......................................     24

              ITEM 6              Exhibits.................................................................................     25

SIGNATURE PAGE                    .........................................................................................     25

                                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                               EDO CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED BALANCE SHEETS


                                                                                             JUNE 30,      DECEMBER 31,
                                                                                               2007            2006
                                                                                         ----------------- -------------
                                                                                            (UNAUDITED)
                                                                                                   (IN THOUSANDS)
                                                         ASSETS
Current assets:
  Cash and cash equivalents..............................................................         $19,641       $25,322
  Accounts receivable, net...............................................................         215,868       265,298
  Inventories............................................................................          70,735        56,255
  Deferred income tax asset, net.........................................................          12,448        12,160
  Prepayments and other..................................................................          10,945        13,682
                                                                                         ----------------- -------------
     Total current assets................................................................         329,637       372,717
                                                                                         ----------------- -------------

Property, plant and equipment, net.......................................................          59,931        59,109
Goodwill.................................................................................         394,879       385,926
Other intangible assets, net.............................................................          89,025       103,776
Deferred income tax asset, net...........................................................          17,455         8,291
Other assets.............................................................................          18,737        20,003
                                                                                         ----------------- -------------
                                                                                                 $909,664      $949,822
                                                                                         ================= =============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................................         $36,571       $63,334
  Accrued liabilities....................................................................          78,525        78,780
  Contract advances and deposits.........................................................          58,133        44,323
  Postretirement benefits obligation, short-term.........................................           2,273         1,794
  Short-term borrowings under revolver...................................................         120,000       180,000
  Notes payable..........................................................................           7,766         7,766
                                                                                         ----------------- -------------
     Total current liabilities...........................................................         303,268       375,997
                                                                                         ----------------- -------------
Income taxes payable.....................................................................          19,044         4,154
Notes payable, long-term.................................................................          14,533        14,533
Long-term debt...........................................................................         201,250       201,250
Postretirement benefits obligation, long-term............................................          76,982        77,734
Environmental obligation.................................................................           1,163         1,198
Other long-term liabilities..............................................................              30            40
Shareholders' equity:....................................................................
Preferred shares, par value $1 per share,
 authorized 500,000 shares...............................................................              --            --
Common shares, par value $1 per share,
 authorized 50,000,000 shares,
     21,375,915 issued in 2007 and 21,177,072 issued in 2006.............................          21,376        21,177
  Additional paid-in capital.............................................................         185,603       177,117
  Retained earnings......................................................................         137,520       129,444
  Accumulated other comprehensive loss,
   net of income tax benefit ($24,833 in
     2007 and $25,814 in 2006)...........................................................         (35,908)      (37,319)
  Treasury shares at cost (124,939 shares in
    2007 and 111,499 shares in 2006).....................................................          (2,327)       (1,966)
  Unearned Employee Stock Ownership Plan shares                                                   (12,870)      (13,537)
                                                                                         ----------------- -------------
     Total shareholders' equity..........................................................         293,394       274,916
                                                                                         ----------------- -------------
                                                                                                 $909,664      $949,822
                                                                                         ================= =============

          See accompanying Notes to Consolidated Financial Statements.


                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                                                           FOR THE THREE MONTHS ENDED
                                                                                         -------------------------------
                                                                                            JUNE 30,          JUNE 24,
                                                                                         --------------     ------------
                                                                                              2007              2006
                                                                                         --------------     ------------
                                                                                                   (UNAUDITED)
                                                                                                 (IN THOUSANDS,
                                                                                            EXCEPT PER SHARE AMOUNTS)

Net Sales................................................................................     $246,020         $152,398
                                                                                         --------------     ------------

Costs and Expenses
  Cost of sales..........................................................................      191,290          119,657
  Selling, general and administrative....................................................       35,614           23,903
  Research and development...............................................................        2,437            3,006
  Acquisition-related costs..............................................................        2,151               --
                                                                                         --------------     ------------
                                                                                               231,492          146,566
                                                                                         --------------     ------------
Operating Earnings.......................................................................       14,528            5,832

Non-Operating Income (Expense)
  Interest income........................................................................          165            1,101
  Interest expense.......................................................................       (5,600)          (2,237)
  Other, net.............................................................................           27             (111)
                                                                                         --------------     ------------
                                                                                                (5,408)          (1,247)
                                                                                         --------------     ------------
Earnings before income taxes.............................................................        9,120            4,585
Income tax (expense) benefit.............................................................       (3,408)           1,686
                                                                                         --------------     ------------
Net earnings.............................................................................       $5,712           $6,271
                                                                                         ==============     ============
Net earnings per Common Share:
  Basic..................................................................................        $0.31            $0.35
                                                                                         ==============     ============
  Diluted................................................................................        $0.27            $0.30
                                                                                         ==============     ============

Weighted-average common shares outstanding:
  Basic..................................................................................       18,661           18,099
                                                                                         ==============     ============
  Diluted................................................................................       25,204           24,468
                                                                                         ==============     ============

                                                                                         ==============     ============
Dividends declared per common share......................................................        $0.03            $0.03
                                                                                         ==============     ============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                                           FOR THE SIX MONTHS ENDED
                                                                                       ---------------------------------
                                                                                         JUNE 30,             JUNE 24,
                                                                                       -------------        ------------
                                                                                           2007                 2006
                                                                                       -------------        ------------
                                                                                                  (UNAUDITED)
                                                                                                (IN THOUSANDS,
                                                                                           EXCEPT PER SHARE AMOUNTS)

Net Sales..............................................................................    $501,436            $272,107
                                                                                       -------------        ------------

Costs and Expenses
  Cost of sales........................................................................     392,320             210,901
  Selling, general and administrative..................................................      69,327              49,261
  Research and development.............................................................       4,530               6,212
  Acquisition-related costs............................................................       4,303                  --
                                                                                       -------------        ------------
                                                                                            470,480             266,374
                                                                                       -------------        ------------
Operating Earnings.....................................................................      30,956               5,733

Non-Operating Income (Expense)
  Interest income......................................................................         351               2,122
  Interest expense.....................................................................     (11,776)             (4,661)
  Other, net...........................................................................         (12)               (257)
                                                                                       -------------        ------------
                                                                                            (11,437)             (2,796)
                                                                                       -------------        ------------
Earnings before income taxes...........................................................      19,519               2,937
Income tax (expense) benefit...........................................................      (7,819)              2,395
                                                                                       -------------        ------------
Net earnings...........................................................................     $11,700              $5,332
                                                                                       =============        ============
Net earnings per Common Share:
  Basic................................................................................       $0.63               $0.30
                                                                                       =============        ============
  Diluted..............................................................................       $0.56               $0.29
                                                                                       =============        ============

Weighted-average common shares outstanding:
  Basic................................................................................      18,600              18,055
                                                                                       =============        ============
  Diluted..............................................................................      25,049              18,538
                                                                                       =============        ============

                                                                                       =============        ============
Dividends declared per common share....................................................       $0.06               $0.06
                                                                                       =============        ============

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                           -----------------------------
                                                                                              JUNE 30,       JUNE 24,
                                                                                           --------------  -------------
                                                                                                2007           2006
                                                                                           --------------  -------------
                                                                                                    (UNAUDITED)
                                                                                                  (IN THOUSANDS)
Operating Activities:
Earnings from operations...................................................................      $11,700         $5,332
Adjustments to earnings to arrive at cash provided by operations:
  Depreciation.............................................................................        7,018          5,736
  Amortization.............................................................................        5,151          3,414
  Bad debt recovery........................................................................          (19)           (68)
  Deferred tax provision...................................................................          101             15
  Loss on disposal of plant and equipment..................................................           66             33
  Long-Term Incentive Plan compensation expense............................................        3,474          1,599
  Stock option compensation expense........................................................          970            877
  Employee Stock Ownership Plan compensation expense.......................................        2,484          2,335
  Dividends on unallocated Employee Stock Ownership Plan shares............................          106            116
  Common shares issued for directors' fees.................................................          108            110
  Changes in operating assets and liabilities, excluding
     effects of acquisitions:..............................................................
  Accounts receivable......................................................................       49,449         21,243
  Inventories..............................................................................      (14,480)       (14,194)
  Prepayments and other assets.............................................................        3,538         (8,655)
  Accounts payable, accrued liabilities and other..........................................      (12,774)       (11,142)
  Contract advances and deposits...........................................................       13,810          3,161
                                                                                           --------------  -------------
Cash provided by operations................................................................       70,702          9,912
                                                                                           --------------  -------------

Investing Activities:
  Settlement of purchase price on acquisitions.............................................       (9,327)          (800)
  Purchase of plant and equipment..........................................................       (7,906)        (8,841)
  Payments received on notes receivable....................................................           --            100
                                                                                           --------------  -------------
Cash used by investing activities..........................................................      (17,233)        (9,541)
                                                                                           --------------  -------------

Financing Activities:
  Short-term borrowings under revolver.....................................................       13,000             --
  Repayments of revolving debt.............................................................      (73,000)            --
  Proceeds from exercise of stock options..................................................        1,425            741
  Excess income tax benefit from stock options and Long-Term
     Incentive Plan........................................................................          696            329
  Proceeds from management group receivables...............................................           --            140
  Payment of common share cash dividends...................................................       (1,271)        (1,220)
                                                                                           --------------  -------------
  Cash used by financing activities........................................................      (59,150)           (10)
                                                                                           --------------  -------------
Net (decrease) increase in cash and cash equivalents.......................................       (5,681)           361
Cash and cash equivalents at beginning of year.............................................       25,322        108,731
                                                                                           --------------  -------------
Cash and cash equivalents at end of period.................................................      $19,641       $109,092
                                                                                           ==============  =============

Supplemental disclosures:
Cash paid for:
  Interest.................................................................................      $11,180         $3,819
                                                                                           ==============  =============
  Income taxes.............................................................................       $3,627        $10,838
                                                                                           ==============  =============

          See accompanying Notes to Consolidated Financial Statements.

                         EDOCORPORATION AND SUBSIDIARIES

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

(2) ACQUISITIONS

         On September 15, 2006, the Company acquired all of the stock of Impact Science and Technology Inc., (IST) for $123.7 million, consisting of a cash payment of $106.4 million and a $17.3 million promissory note to be paid over three years. We also incurred $0.6 million of transaction costs. In addition, there was a subsequent determination of the final purchase price, resulting in a $9.2 million accrual at December 31, 2006 and payment in January 2007. IST is a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition strengthened our position in specialized communication products and expanded the Company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes. During the first quarter of 2007, the Company finalized its valuation for the allocation of the purchase price and acquired intangible assets. The final allocation did not change amortization expense materially from the amounts reported as of December 31, 2006.

         On September 6, 2006, the Company acquired all of the stock of CAS Inc., (CAS) for $178.1 million, consisting of a cash payment of $173.2 million and 214,574 EDO common shares valued at $4.9 million. We also incurred $1.6 million in transaction costs. In addition, there was a subsequent determination of the final purchase price, resulting in a $0.1 million payment in the first quarter of 2007. During the three months ended June 30, 2007, the Company recorded an adjustment to increase goodwill by $0.2 million related to the resolution of contingencies at the acquisition date. CAS is a privately-held company providing engineering services, logistics support, and weapon-systems analysis to the DoD. This acquisition has strengthened and expanded our range of professional and engineering services. The acquired company became part of the Company's Engineered Systems and Services segment. The excess of the purchase price over the net assets acquired recorded as goodwill and other intangible assets in the amount of $168.5 million are deductible for income tax purposes over 15 years. During the first quarter of 2007, the Company finalized its valuation for the allocation of the purchase price and acquired intangible assets. The final allocation did not change amortization expense materially from the amounts reported as of December 31, 2006.

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

         The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 10/04), "Share-Based Payment" ("FAS 123R"). During the three and six months ended June 30, 2007, the Company granted 50,000 and 65,000 options, respectively, to its Board of Directors that were fully vested upon grant. The stock-based compensation expense related to stock option plans included in operating expenses for the three months ended June 30, 2007 and June 24, 2006 were $0.8 million and $12 thousand, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2007 and June 24, 2006, respectively. Tax benefits related to this expense for the three months ended June 30, 2007 and June 24, 2006 were $0.3 million and $5 thousand, respectively. Tax benefits related to this expense for the six months ended June 30, 2007 and June 24, 2006 were $0.4 million and $0.4 million, respectively. The net effect of stock based compensation expense resulted in a reduction in net income of $0.5 million and $7 thousand for the three months ended June 30, 2007 and June 24, 2006, respectively, and $0.6 million and $0.5 million for the six months ended June 30, 2007 and June 24, 2006, respectively.

         The significant weighted average assumptions used for the valuation of the Company's stock options using the Black-Scholes option pricing model for the six months ended June 30, 2007 were as follows: expected dividend yield of 1%, risk free interest rate of 5.09%, expected volatility of 33.91% and an expected option life of 7 years.

         As of June 30, 2007, there was no future compensation expense related to non-vested stock options.

         During the three and six months ended June 30, 2007, the Company issued 6,050 and 245,775 stock-settled appreciation right options (SSAR) to select employees. Stock based compensation expense recognized for stock-settled appreciation rights awards for the three and six months ended June 30, 2007 was $0.1 million and $0.3 million, respectively. There were no SSARs granted during the three and six months ended June 24, 2006.

         The significant weighted average assumptions relating to the valuation of the Company's SSARs using the Black-Scholes option pricing model for the six months ended June 30, 2007: expected dividend yield of 1%, risk free interest rate of 4.60%, expected volatility of 34.79% and an expected option life of 5 years.

         As of June 30, 2007, there was $2.2 million of unrecognized future compensation expense related to non-vested SSARs not yet recognized in the consolidated statement of earnings.

         Stock based compensation expense recognized for restricted/performance share awards for the three and six months ended June 30, 2007 was $1.7 million and $3.3 million, respectively, compared to $0.7 million and $1.6 million for the three and six months ended June 24, 2006, respectively. The unrecognized compensation cost related to the unvested restricted/performance shares at June 30, 2007 is approximately $11.6 million and will be recognized over a weighted-average period of 2.29 years.

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

         In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1, each year. The changes in the carrying amount of goodwill by segment during the six months ended June 30, 2007 were as follows:

                                                                                      ENGINEERED
                                                                                       SYSTEMS     ELECTRONIC
                                                                                         AND      SYSTEMS AND
                                                                                       SERVICES  COMMUNICATIONS  TOTAL
                                                                                      ---------- -------------- --------
                                                                                                (IN THOUSANDS)
Balance as of January 1, 2007.........................................................  $186,460       $199,466 $385,926
Purchase price adjustments............................................................       333              2      335
Reclass from other intangibles based on final purchase price allocation...............     7,410          1,208    8,618
                                                                                      ---------- -------------- --------
Balance as of June 30, 2007...........................................................  $194,203       $200,676 $394,879
                                                                                      ========== ============== ========

     Summarized below are other intangible assets:


                                                                   JUNE 30,             DECEMBER 31,
                                                                     2007                   2006               LIFE
                                                             --------------------- ----------------------- -------------
                                                                            (IN THOUSANDS)
Other intangible assets subject to amortization:
Capitalized non-compete agreements related to acquisitions...              $2,738                  $2,738      1-5 years
Purchased technologies related to acquisitions...............              27,213                  28,083     8-25 years
Customer contracts and relationships related to acquisitions.              81,422                  87,186     6-20 years
Trade name related to acquisitions...........................               5,498                   8,464     3-10 years
                                                             --------------------- -----------------------
                                                                          116,871                 126,471
Less accumulated amortization................................             (28,246)                (23,095)
                                                             --------------------- -----------------------
                                                                          $88,625                $103,376
Other intangible assets not subject to amortization:.........
Trade name related to acquisitions...........................                 400                     400
                                                             --------------------- -----------------------
                                                                          $89,025                $103,776
                                                             ===================== =======================

         The amortization expense for the three months ended June 30, 2007 and June 24, 2006 amounted to $2.6 million and $1.8 million, respectively. The amortization expense for the six months ended June 30, 2007 and June 24, 2006 amounted to $5.1 million and $3.4 million, respectively. Total remaining amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter related to these other intangible assets is estimated to be $5.1 million, $9.5 million, $9.5 million, $8.7 million, $7.0 million and $48.8 million, respectively.

(5) INVENTORIES

         Inventories are summarized by major classification as follows:

                                                                                            JUNE 30,      DECEMBER 31,
                                                                                              2007            2006
                                                                                        ---------------- ---------------
                                                                                                 (IN THOUSANDS)
Raw material and supplies...............................................................        $16,159         $14,881
Work-in-process.........................................................................         38,901          52,742
Finished goods..........................................................................         22,658          15,045
  Less: Unliquidated progress payments..................................................         (6,983)        (26,413)
                                                                                        ---------------- ---------------
                                                                                                $70,735         $56,255
                                                                                        ================ ===============

(6) INCOME TAXES

         The Company adopted FASB Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, at the beginning of fiscal year 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $2.5 million net increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet.

         As of June 30, 2007, the Company had approximately $15.0 million of total gross unrecognized tax benefits. Of this total, approximately $7.3 million represents the amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The total gross unrecognized tax benefits were decreased by $0.6 million as a result of settlements with taxing authorities. The net favorable effect to the effective income tax rate was $0.4 million.

         The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2002, except as it relates to the Company's amended return for 2002 claiming a federal research and development credit which is currently under audit. Substantially all material state and local matters have been concluded for years through 2002. In addition, the Company is subject to income tax in various foreign jurisdictions. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through 2004.

         While it is reasonably possible that a reduction in the unrecognized tax benefit may occur, based on audit process protocol from the various taxing authorities, it is not possible to estimate the impact of any amount of such changes that may occur within the next twelve months.

         The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $6.2 million accrued for interest and penalties as of June 30, 2007. The Company accrued $0.2 million of additional interest and/or penalties during the three months ended June 30, 2007.

(7) EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                          FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                          --------------------------------------------------------
                                                            JUNE 30,      JUNE 24,      JUNE 30,       JUNE 24,
                                                          --------------------------------------------------------
                                                              2007          2006          2007           2006
                                                          --------------------------------------------------------
                                                                               (IN THOUSANDS)
                                                          --------------------------------------------------------
Numerator:
Earnings for basic and diluted calculation................       $5,712        $6,271        $11,700        $5,332
Effect of dilutive securities:............................
  Convertible Notes.......................................        1,187         1,187          2,375            --
                                                          --------------------------------------------------------
Numerator for dilutive calculation........................       $6,899        $7,458        $14,075        $5,332
Denominator:
Denominator for basic calculation                                18,661        18,099         18,600        18,055
Effect of dilutive securities:............................
  Stock options...........................................          657           483            563           483
  Convertible Notes.......................................        5,886         5,886          5,886            --
                                                          --------------------------------------------------------
Denominator for diluted calculation.......................       25,204        24,468         25,049        18,538
                                                          ========================================================

         The assumed conversion of the 4.0% notes was dilutive for the three and six months ended June 30, 2007 and the three months ended June 24, 2006 and anti-dilutive for the six months ended June 24, 2006.

         The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive.

                                                                                       FOR THE SIX MONTHS ENDED
                                                                              ------------------------------------------
                                                                                   JUNE 30,               JUNE 24,
                                                                              -------------------    -------------------
                                                                                     2007                   2006
                                                                              -------------------    -------------------
                                                                                            (IN THOUSANDS)
4.00% Convertible Subordinated Notes..........................................                 --                  5,886
Unexercised stock options.....................................................                 62                    129
                                                                              -------------------    -------------------
                                                                                               62                  6,015
                                                                              ===================    ===================

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

         For the three months ended June 30, 2007 and June 24, 2006, the Company recorded pension expense of $0.8 million and $1.2 million, respectively. For the six months ended June 30, 2007 and June 24, 2006, the Company recorded pension expense of $1.6 million and $2.4 million, respectively, based on total expense for the respective years of $3.2 million in 2007 and $4.8 million in 2006. Summarized below are the components of the expense for each period presented.

                                                               FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                             -----------------------------------------------------------
                                                                 JUNE 30,       JUNE 24,      JUNE 30,      JUNE 24,
                                                             -----------------------------------------------------------
                                                                   2007           2006          2007          2006
                                                             -----------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                             -----------------------------------------------------------

Interest cost................................................         $3,078        $3,038        $6,156         $6,077
Expected Return on plan assets...............................         (3,343)       (3,209)       (6,686)        (6,419)
Amortization of unrecognized net loss........................          1,077         1,365         2,153          2,730
                                                             -----------------------------------------------------------
                                                                        $812        $1,194        $1,623         $2,388
                                                             ===========================================================

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

(10) COMPREHENSIVE INCOME

         As of June 30, 2007, accumulated other comprehensive loss included in shareholders' equity in the accompanying consolidated balance sheets primarily represents additional minimum liabilities on benefit plans and the effect of adopting FASB Statement No. 158 (SFAS 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. Comprehensive income for the three months ended June 30, 2007 was $5.7 million compared to comprehensive income for the three months ended June 24, 2006 of $6.5 million. Comprehensive income for the six months ended June 30, 2007 was $11.7 million compared to comprehensive income for the six months ended June 24, 2006 of $5.6 million.

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

         The following table sets forth net sales, operating earnings, and earnings before income taxes for each period presented.

                                                                  FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                 -------------------------------------------------------
                                                                    JUNE 30,       JUNE 24,      JUNE 30,     JUNE 24,
                                                                 -------------------------------------------------------
                                                                      2007           2006          2007         2006
                                                                 -------------------------------------------------------
                                                                                     (IN THOUSANDS)
                                                                 -------------------------------------------------------
Net Sales:
Engineered Systems & Services....................................      $119,594       $63,795      $235,980    $125,053
Electronic Systems & Communications..............................       126,426        88,603       265,456     147,054
                                                                 -------------------------------------------------------
                                                                       $246,020      $152,398      $501,436    $272,107
Operating Earnings:
Engineered Systems & Services....................................         9,278         1,636        18,567       3,344
Electronic Systems & Communications..............................         5,250         4,196        12,389       2,389
                                                                 -------------------------------------------------------
                                                                        $14,528        $5,832       $30,956      $5,733
                                                                 -------------------------------------------------------
Net interest expense.............................................        (5,435)       (1,136)      (11,425)     (2,539)
Other, net.......................................................            27          (111)          (12)       (257)
                                                                 -------------------------------------------------------
Earnings before income taxes.....................................        $9,120        $4,585       $19,519      $2,937
                                                                 =======================================================


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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on EDO's consolidated results of operations or financial position.

(13) GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

         The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is the condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and June 24, 2006. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.

EDO Corporation
Condensed Consolidating Balance Sheet
June 30, 2007
(In thousands)
(Unaudited)
                                            EDO Corporation
                                            Parent Company
                                                 Only         Subsidiary Guarantors Non-Guarantors Eliminations  Consolidated
                                          ------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                            $11,065                $4,336          $4,240          --        $19,641
Accounts receivable, net                              55,068               157,179           3,621          --        215,868
Inventories                                           11,692                55,498           3,545          --         70,735
Deferred income tax asset, net                        12,448                    --              --          --         12,448
Prepayments and other                                  6,981                 3,640             324          --         10,945
                                          ------------------------------------------------------------------------------------
Total current assets                                  97,254               220,653          11,730          --        329,637

Investment in subsidiaries                           608,199                    --              --    (608,199)            --
Property, plant and equipment, net                    28,426                28,115           3,390          --         59,931
Goodwill                                                  --               386,169           8,710          --        394,879
Other intangible assets, net                              --                80,238           8,787          --         89,025
Deferred income tax asset, net                        16,472                   983              --          --         17,455
Other assets                                          26,818                (8,081)             --          --         18,737
                                          ------------------------------------------------------------------------------------
                                                    $777,169              $708,077         $32,617   $(608,199)      $909,664
                                          ====================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities              20,862                89,962           4,272          --        115,096
Contract advances and deposits                        20,621                37,512              --          --         58,133
Postretirement benefits obligation,
 short-term                                            2,273                    --              --          --          2,273
Short-term borrowings under revolver                 120,000                    --              --          --        120,000
Notes payable                                          7,766                    --              --          --          7,766
                                          ------------------------------------------------------------------------------------
Total current liabilities                            171,522               127,474           4,272          --        303,268

Income taxes payable                                  19,044                    --              --          --         19,044
Deferred income taxes                                   (427)                   --             427          --             --
Notes payable, long-term                              14,533                    --              --          --         14,533
Long-term debt                                       201,250                    --              --          --        201,250
Postretirement benefits obligation,
 long-term                                            76,982                    --              --          --         76,982
Environmental obligation                               1,163                    --              --          --          1,163
Other long-term liabilities                               30                    --              --          --             30
Inter-company accounts                                    --               420,589          20,853    (441,442)            --
Shareholders' equity:
Preferred shares                                          --                    --              --          --             --
Common shares                                         21,376                    98              --         (98)        21,376
Additional paid-in capital                           185,603                60,402           6,418     (66,820)       185,603
Retained earnings                                    137,520               103,565             325    (103,890)       137,520
Accumulated other comprehensive loss,
 net of income tax benefit                           (36,230)                   --             322          --        (35,908)
Treasury shares                                       (2,327)               (4,051)             --       4,051         (2,327)
Unearned Employee Stock Ownership Plan
 shares                                              (12,870)                   --              --          --        (12,870)
                                          ------------------------------------------------------------------------------------
Total shareholders' equity                           293,072               160,014           7,065    (166,757)       293,394
                                          ------------------------------------------------------------------------------------
                                                    $777,169              $708,077         $32,617   $(608,199)      $909,664
                                          ====================================================================================

EDO Corporation
Condensed Consolidating Statement of
Earnings for the Three Months Ended
June 30, 2007
(In thousands)
(Unaudited)
                                           EDO Corporation
                                           Parent Company
                                                 Only        Subsidiary Guarantors   Non-Guarantors  Eliminations Consolidated
                                           -----------------------------------------------------------------------------------

Net Sales                                          $56,734                 $183,853          $7,674      $(2,241)    $246,020
Costs and expenses:
Cost of sales                                       45,103                  143,253           5,175       (2,241)     191,290
Selling, general and administrative                  3,835                   29,985           1,794           --       35,614
Acquisition-related costs                               --                    2,151              --           --        2,151
Research and development                               637                    1,726              74           --        2,437
                                           -----------------------------------------------------------------------------------
                                                    49,575                  177,115           7,043       (2,241)     231,492
                                           -----------------------------------------------------------------------------------
Operating Earnings                                   7,159                    6,738             631           --       14,528

Non-operating income (expense)
Interest income                                         38                       62              65           --          165
Interest expense                                    (5,564)                     (36)             --           --       (5,600)
Other, net                                            (103)                      60              70           --           27
                                           -----------------------------------------------------------------------------------
                                                    (5,629)                      86             135           --       (5,408)
Earnings before income taxes                         1,530                    6,824             766           --        9,120
Income tax expense                                    (143)                  (2,937)           (328)          --       (3,408)
                                           -----------------------------------------------------------------------------------
Earnings after income taxes                          1,387                    3,887             438           --        5,712
Equity in undistributed earnings of
 subsidiaries                                        4,325                       --              --       (4,325)          --
                                           -----------------------------------------------------------------------------------
Net earnings                                        $5,712                   $3,887            $438      $(4,325)      $5,712
                                           ===================================================================================

EDO Corporation
Condensed Consolidating Statement of
Earnings for the Six Months Ended
June 30, 2007
(In thousands)
(Unaudited)
                                             EDO
                                          Corporation
                                             Parent
                                          Company Only     Subsidiary Guarantors    Non-Guarantors   Eliminations Consolidated
                                       ---------------------------------------------------------------------------------------

Net Sales                                        $111,488               $378,168            $15,975      $(4,195)    $501,436
Costs and expenses:
Cost of sales                                      88,654                296,764             11,097       (4,195)     392,320
Selling, general and administrative                 8,786                 57,038              3,503           --       69,327
Acquisition-related costs                              --                  4,303                 --           --        4,303
Research and development                            1,299                  3,110                121           --        4,530
                                       ---------------------------------------------------------------------------------------
                                                   98,739                361,215             14,721       (4,195)     470,480
                                       ---------------------------------------------------------------------------------------
Operating Earnings                                 12,749                 16,953              1,254           --       30,956

Non-operating income (expense)
Interest income                                       119                    124                108           --          351
Interest expense                                  (11,738)                   (38)                --           --      (11,776)
Other, net                                           (163)                    81                 70           --          (12)
                                       ---------------------------------------------------------------------------------------
                                                  (11,782)                   167                178           --      (11,437)
Earnings before income taxes                          967                 17,120              1,432           --       19,519
Income tax benefit (expense)                          389                 (7,607)              (601)          --       (7,819)
                                       ---------------------------------------------------------------------------------------
Earnings after income taxes                         1,356                  9,513                831                    11,700
Equity in undistributed earnings of
 subsidiaries                                      10,344                     --                 --      (10,344)          --
                                       ---------------------------------------------------------------------------------------
Net earnings                                      $11,700                 $9,513               $831     $(10,344)     $11,700
                                       =======================================================================================

EDO Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended
June 30, 2007
(In thousands)
(Unaudited)

                                                EDO
                                            Corporation
                                           Parent Company        Subsidiary
                                                Only             Guarantors        Non-Guarantors  Eliminations Consolidated
                                          ----------------------------------------------------------------------------------
Operating activities:
Earnings from operations                          $11,700                 $9,513             $831     $(10,344)     $11,700
Adjustments to earnings to arrive at cash
 provided by operations:
Depreciation                                        2,580                  4,073              365           --        7,018
Amortization                                           --                  4,756              395           --        5,151
Bad debt recovery                                      (3)                   (16)              --           --          (19)
Deferred tax provision                                101                     --               --           --          101
Loss on disposal of plant and equipment                --                     66               --           --           66
Long-Term Incentive Plan compensation
 expense                                            3,474                     --               --           --        3,474
Stock option compensation expense                     970                     --               --           --          970
Employee Stock Ownership Plan compensation
 expense                                            2,484                     --               --           --        2,484
Dividends on unallocated Employee Stock
 Ownership Plan shares                                106                     --               --           --          106
Common shares issued for directors' fees              108                     --               --           --          108
Changes in operating assets and liabilities,
 excluding effects of acquisitions:
Equity in earnings of subsidiaries                (10,344)                    --               --       10,344           --
Inter-company                                      83,785                (83,389)            (396)          --           --
Accounts receivable                                (6,824)                55,028            1,245           --       49,449
Inventories                                          (876)               (13,478)            (126)          --      (14,480)
Prepayments and other assets                       (8,640)                12,196              (18)          --        3,538
Accounts payable, accrued liabilities and
 other                                            (17,894)                 5,509             (389)          --      (12,774)
Contract advances and deposits                      7,040                  6,770               --           --       13,810
                                          ----------------------------------------------------------------------------------
Cash provided by operations                        67,767                  1,028            1,907           --       70,702
                                          ----------------------------------------------------------------------------------

Investing activities:
Settlement of purchase price on
 acquisitions                                      (9,327)                    --                            --       (9,327)
Purchase of plant and equipment                    (3,530)                (4,280)             (96)          --       (7,906)
                                          ----------------------------------------------------------------------------------
Cash used by investing activities                 (12,857)                (4,280)             (96)          --      (17,233)
                                          ----------------------------------------------------------------------------------

Financing activities:
Short-term borrowing under revolver                13,000                     --               --           --       13,000
Repayment of revolving debt                       (73,000)                    --               --           --      (73,000)
Proceeds from exercise of stock options             1,425                     --               --           --        1,425
Excess income tax benefit from stock
 options and Long-Term Incentive Plan                 696                     --               --           --          696
Payment of common share cash dividends             (1,271)                    --               --           --       (1,271)
                                          ----------------------------------------------------------------------------------
Cash used by financing activities                 (59,150)                    --               --           --      (59,150)
                                          ----------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                       (4,240)                (3,252)           1,811           --       (5,681)
Cash and cash equivalents at beginning of
 year                                              15,305                  7,588            2,429           --       25,322
                                          ----------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $11,065                 $4,336           $4,240          $--      $19,641
                                          ==================================================================================

EDO CORPORATION
Condensed Consolidating Balance Sheet
December 31, 2006
(In thousands)



                                             EDO Corporation
                                             Parent Company       Subsidiary
                                                  Only            Guarantors    Non-Guarantors Eliminations Consolidated
                                          ------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                              $15,305          $7,588         $2,429           --      $25,322
Accounts receivable, net                                48,241         212,191          4,866           --      265,298
Inventories                                             10,816          42,020          3,419           --       56,255
Deferred income tax asset, net                          12,160              --             --           --       12,160
Prepayments and other                                   10,312           3,064            306           --       13,682
                                          ------------------------------------------------------------------------------
Total current assets                                    96,834         264,863         11,020           --      372,717

Investment in subsidiaries                             678,997              --             --     (678,997)          --
Property, plant and equipment, net                      27,476          27,974          3,659           --       59,109
Goodwill                                                    --         377,216          8,710           --      385,926
Other intangible assets, net                                --          94,594          9,182           --      103,776
Deferred income tax asset, net                           8,291              --             --           --        8,291
Other assets                                            17,387           2,616             --           --       20,003
                                          ------------------------------------------------------------------------------
                                                      $828,985        $767,263        $32,571    $(678,997)    $949,822
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities               $52,769         $84,685         $4,660           --     $142,114
Contract advances and deposits                          13,581          30,742             --           --       44,323
Postretirement benefits obligation, short-
 term                                                    1,794              --             --           --        1,794
Short-term borrowings under revolver                   180,000              --             --           --      180,000
Notes payable                                            7,766              --             --           --        7,766
                                          ------------------------------------------------------------------------------
Total current liabilities                              255,910         115,427          4,660           --      375,997

Long-term debt                                         201,250              --             --           --      201,250
Income taxes payable                                     4,154              --             --           --        4,154
Deferred income tax liabilities, net                      (427)             --            427           --           --
Postretirement benefits obligation, long-
 term                                                   77,734              --             --           --       77,734
Notes payable                                           14,533              --             --           --       14,533
Environmental obligation                                 1,198              --             --           --        1,198
Other long-term liabilities                                 40              --             --           --           40
Inter-company accounts                                      --         501,335         21,249     (522,584)          --
Shareholders' equity:
Preferred shares                                            --              --             --           --           --
Common shares                                           21,177              98             --          (98)      21,177
Additional paid-in capital                             177,117          60,403          6,418      (66,821)     177,117
Retained earnings                                      129,444          94,052           (506)     (93,546)     129,444
Accumulated other comprehensive loss, net
 of income
 tax benefit                                           (37,642)             --            323           --      (37,319)
Treasury shares                                         (1,966)         (4,052)            --        4,052       (1,966)
Unearned Employee Stock Ownership Plan
 shares                                                (13,537)             --             --           --      (13,537)
                                          ------------------------------------------------------------------------------
Total shareholders' equity                             274,593         150,501          6,235     (156,413)     274,916
                                          ------------------------------------------------------------------------------
                                                      $828,985        $767,263        $32,571    $(678,997)    $949,822
                                          ==============================================================================

EDO Corporation
Condensed Consolidating Statement of Earnings
For the Three Months Ended June 24, 2006
(In thousands)
(Unaudited)

                                                         EDO
                                                      Corporation
                                                        Parent
                                                        Company     Subsidiary
                                                         Only       Guarantors  Non-Guarantors Eliminations Consolidated
                                                     ------------- ------------ -------------- ------------ ------------

Net Sales                                                 $50,353      $98,885         $6,057      $(2,897)    $152,398
Costs and expenses:
Cost of sales                                              42,355       76,317          3,882       (2,897)     119,657
Selling, general and administrative                         4,185       17,816          1,902           --       23,903
Research and development                                      933        1,982             91           --        3,006
                                                     -------------------------------------------------------------------
                                                          $47,473      $96,115         $5,875      $(2,897)    $146,566
                                                     -------------------------------------------------------------------
Operating Earnings                                          2,880        2,770            182           --        5,832

Non-operating income (expense)
Interest income                                             1,048           --             53           --        1,101
Interest expense                                           (2,255)          18             --           --       (2,237)
Other, net                                                     (6)         (66)           (39)          --         (111)
                                                     -------------------------------------------------------------------
                                                           (1,213)         (48)            14           --       (1,247)
Earnings before income taxes                                1,667        2,722            196           --        4,585
Income tax benefit (expense)                                3,439       (1,614)          (139)          --        1,686
                                                     -------------------------------------------------------------------
Earnings after income taxes                                 5,106        1,108             57           --        6,271
Equity in undistributed earnings of subsidiaries            1,165           --             --       (1,165)          --
                                                     -------------------------------------------------------------------
Net Earnings                                               $6,271       $1,108            $57      $(1,165)      $6,271
                                                     ===================================================================

EDO Corporation
Condensed Consolidating Statement of Earnings for the Six Months Ended
June 24, 2006
(In thousands)
(Unaudited)

                                                  EDO Corporation
                                                   Parent Company  Subsidiary
                                                        Only       Guarantors   Non-Guarantors  Eliminations Consolidated
                                                 ------------------------------------------------------------------------

Net Sales                                                  $97,340   $167,971           $12,411      $(5,615)   $272,107
Costs and expenses:
Cost of sales                                               81,190    127,026             8,300       (5,615)    210,901
Selling, general and administrative                          9,693     34,958             4,610           --      49,261
Research and development                                     1,815      4,119               278           --       6,212
                                                 ------------------------------------------------------------------------
                                                            92,698    166,103            13,188       (5,615)    266,374
                                                 ------------------------------------------------------------------------
Operating Earnings (loss)                                    4,642      1,868              (777)          --       5,733

Non-operating income (expense)
Interest income                                              2,015         --               107           --       2,122
Interest expense                                            (4,695)        34                --           --      (4,661)
Other, net                                                     (22)      (152)              (83)          --        (257)
                                                 ------------------------------------------------------------------------
                                                            (2,702)      (118)               24           --      (2,796)
Earnings (loss) before income taxes                          1,940      1,750              (753)          --       2,937
Income tax benefit (expense)                                 4,544     (2,217)               68           --       2,395
                                                 ------------------------------------------------------------------------
Earnings (loss) after income taxes                           6,484       (467)             (685)          --       5,332
Equity in undistributed earnings of subsidiaries            (1,152)        --                --        1,152          --
                                                 ------------------------------------------------------------------------
Net earnings (loss)                                         $5,332      $(467)            $(685)      $1,152      $5,332
                                                 ========================================================================

EDO Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended
June 24, 2006
(In thousands)
(Unaudited)

                                                            EDO
                                                        Corporation
                                                       Parent Company Subsidiary
                                                            Only      Guarantors Non-Guarantors Eliminations  Consolidated
                                                      ---------------------------------------------------------------------
Operating activities:
Earnings (loss) from operations                                $5,332      $(467)         $(685)      $1,152        $5,332
Adjustments to earnings (loss) to arrive at cash
provided by operations:
Depreciation                                                    2,444      2,839            453           --         5,736
Amortization                                                       --      2,914            500           --         3,414
Deferred tax provision                                            389       (374)            --           --            15
Bad debt recovery                                                 (68)        --             --           --           (68)
Loss on sale of plant and equipment                                22         11             --           --            33
Long-Term Incentive Plan compensation expense                   1,599         --             --           --         1,599
Stock option compensation expense                                 877         --             --           --           877
Employee Stock Ownership Plan compensation expense              2,335         --             --           --         2,335
Dividends on unallocated Employee Stock Ownership Plan
 shares                                                           116         --             --           --           116
Common shares issued for directors' fees                          110         --             --           --           110
Changes in operating assets and liabilities,
excluding effects of acquisitions:
Equity in earnings of subsidiaries                              1,152         --             --       (1,152)           --
Inter-company                                                 (13,978)    13,405            573           --            --
Accounts receivable                                            12,484      8,439            320           --        21,243
Inventories                                                     3,899    (17,709)          (384)          --       (14,194)
Prepayments and other assets                                   (7,180)    (1,582)           107           --        (8,655)
Accounts payable, accrued liabilities and other                (9,620)    (2,234)           712           --       (11,142)
Contract advances and deposits                                  7,644     (4,483)            --           --         3,161
                                                      ---------------------------------------------------------------------
Cash provided by operations                                     7,557        759          1,596           --         9,912
                                                      ---------------------------------------------------------------------

Investing activities:
Settlement of purchase price on 2005 acquisitions                (800)        --             --           --          (800)
Purchase of plant and equipment                                (3,721)    (4,471)          (649)          --        (8,841)
Payments received on notes receivable                             100         --             --           --           100
                                                      ---------------------------------------------------------------------
Cash used by investing activities                              (4,421)    (4,471)          (649)          --        (9,541)
                                                      ---------------------------------------------------------------------

Financing activities:
Proceeds from exercise of stock options                           741         --             --           --           741
Excess income tax benefit from stock options and Long-
 Term Incentive Plan                                              329         --             --           --           329
Proceeds from management group receivables                        140         --             --           --           140
Payment of common share cash dividends                         (1,220)        --             --           --        (1,220)
                                                      ---------------------------------------------------------------------
Cash used by financing activities                                 (10)        --             --           --           (10)
                                                      ---------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            3,126     (3,712)           947           --           361
Cash and cash equivalents at beginning of year                 99,067      4,232          5,432           --       108,731
                                                      ---------------------------------------------------------------------
Cash and cash equivalents at end of period                   $102,193       $520         $6,379          $--      $109,092
                                                      =====================================================================

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

RESULTS OF OPERATIONS

         The following information should be read in conjunction with the Consolidated Financial Statements as of June 30, 2007.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 24, 2006

Net sales by segment were as follows

                                                                         THREE MONTHS ENDED         INCREASE/(DECREASE)
                                                                        JUNE 30,          JUNE 24,           FROM
SEGMENT                                                                   2007              2006         PRIOR PERIOD
-------                                                             ----------------    ------------  -------------------
                                                                             (IN THOUSANDS)
Engineered Systems and Services....................................         $119,594         $63,795                87.5%
Electronic Systems and Communications..............................          126,426          88,603                42.7%
                                                                    ----------------    ------------  -------------------
Total..............................................................         $246,020        $152,398                61.4%
                                                                    ================    ============  ===================

         In the Engineered Systems and Services segment, the increase in sales is attributable to higher sales at our Panama City facility which was opened in early 2006, an increase in undersea warfare products and the contribution of sales of CAS which was acquired on September 6, 2006. In addition, sales increased on our flight line test systems products.

         In the Electronic Systems and Communications segment, the increase in sales is attributable to deliveries associated with the Transition Switch Module
(TSM) program, as well as sales contributed by IST which was acquired on September 15, 2006. This increase was partially offset by lower sales of ESM systems due to a delay in the achievement of certain milestones on various programs.

         Operating earnings by segment were as follows:

                                                                                    THREE MONTHS ENDED
                                                                           JUNE 30,                      JUNE 24,
SEGMENT                                                                      2007                          2006
-------                                                           --------------------------      -----------------------
                                                                                            (IN THOUSANDS)
Engineered Systems and Services..............................                         $9,278                       $1,636
Electronic Systems and Communications........................                          5,250                        4,196
                                                                  --------------------------      -----------------------
Total........................................................                        $14,528                       $5,832
                                                                  ==========================      =======================


         Operating earnings for the three months ended June 30, 2007 were $14.5 million or 5.9% of net sales compared to operating earnings for the three months ended June 24, 2006 of $5.8 million or 3.8% of net sales.

         Items of note affecting operating earnings are summarized below to help clarify the comparison of results.

                                                                                     THREE MONTHS ENDED
                                                                              JUNE 30,                  JUNE 24,
                                                                                2007                      2006
                                                                     -------------------------- ------------------------
                                                                                            (IN THOUSANDS)
Pension..............................................................                      $812                   $1,194
ESOP compensation expense............................................                     1,474                    1,149
Stock-based compensation expense re: options.........................                       793                       12
Other intangible asset amortization..................................                     2,586                    1,802
                                                                     -------------------------- ------------------------
                                                                                         $5,665                   $4,157
                                                                     ========================== ========================

         The decrease in pension expense in 2007 compared to 2006 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the three months ended June 30, 2007 is attributable to our higher average stock price and the release of additional shares compared to the three months ended June 24, 2006. The increase in the stock-based compensation expense was due to the timing of the Director options issued. The increase in intangible asset amortization expense is attributable to the acquisitions of CAS and IST in the third quarter of 2006.

         The Engineered Systems and Services segment's operating earnings for the three months ended June 30, 2007 were $9.3 million or 7.8% of this segment's net sales compared to operating earnings of $1.6 million or 2.6% of this segment's net sales for the three months ended June 24, 2006. This increase is attributable to increased sales on undersea warfare products, increased sales on flight line test equipment, the mix of programs in our services division and the contribution of CAS, which was acquired on September 6, 2006. These increases were partially offset by cost growth on ALOFTS and a $0.7 million cost growth on an aircraft armament program.

         For the three months ended June 24, 2006, operating earnings in the Engineered Systems and Services segment were negatively impacted by a $1.7 million cost growth on an undersea warfare program and $1.4 million on an aircraft armament program.

         The Electronic Systems and Communications segment's operating earnings for the three months ended June 30, 2007 were $5.3 million or 4.1% of this segment's net sales compared to operating earnings of $4.2 million or 4.7% of net sales for the three months ended June 24, 2006. This increase is mainly attributable to sales on our TSM program. This increase is partially offset by lower sales of ESM systems due to delays in the achievement of certain milestones on various programs and the absence of sales of force protection systems, as well as unabsorbed overhead costs at two of our facilities as we prepare for the production of force protection systems.

         For the three months ended June 24, 2006, operating earnings for the Electronic Systems and Communications segment were negatively impacted by cost growth of $1.1 million on an interference cancellation program and lower sales volume of electronic force protection systems.

         Selling, general and administrative expenses for the three months ended June 30, 2007 were $35.6 million or 14.5% of net sales compared to $23.9 million or 15.7% of net sales for the comparable prior year period ended June 24, 2006. The increase is attributable to the acquisitions of CAS and IST made in 2006 and includes the intangible asset amortization associated with these acquisitions.

         During the three months ended June 30, 2007, the Company recorded acquisition-related costs of $2.2 million for "stay-pay" related to the acquisitions in 2005 and 2006. There were no acquisition-related costs for the three months ended June 24, 2006. We expect to incur similar amounts related primarily to the CAS and IST acquisitions over the next 2 1/4 years.

         Research and development expense for the three months ended June 30, 2007 decreased to $2.4 million or 1.0% of net sales from $3.0 million or 2.0% of net sales for the three months ended June 24, 2006, during which time there was higher than usual spending on electronic force protection and aircraft armament systems.

         Interest expense, net of interest income, for the three months ended June 30, 2007 increased to $5.4 million from $1.1 million for the three months ended June 24, 2006, primarily due to interest on borrowings under our credit facility. Also, included in interest expense is interest on our 4.0% Convertible Subordinated Notes due 2025 which were issued in November 2005, the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

         Income tax expense for the three months ended June 30, 2007 reflects an expense of 37%, compared with an income tax benefit of 37% for the three months ended June 24, 2006. Due to the resolution of outstanding tax matters, we recorded a discrete net income tax benefit in the amount of $0.5 million for the three months ended June 30, 2007 related to the reversal of income tax contingency reserves, compared to a $3.7 million discrete net income tax benefit recorded for the three months ended June 24, 2006 related to the reversal of income tax contingency reserves.

         For the three months ended June 30, 2007, net earnings were $5.7 million or $0.27 per diluted common share on 25.2 million diluted shares compared to net earnings of $6.3 million or $0.30 per diluted common share on
24.5 million diluted shares. The convertible notes were dilutive for the three months ended June 30, 2007 and the three months ended June 24, 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 24, 2006

         Net sales by segment were as follows:

                                                             SIX MONTHS ENDED                INCREASE/(DECREASE)
                                                     JUNE 30,              JUNE 24,                 FROM
SEGMENT                                                2007                  2006               PRIOR PERIOD
                                                ------------------     ----------------      -------------------
                                                                 (IN THOUSANDS)
Engineered Systems and Services................           $235,980             $125,053                    88.7%
Electronic Systems and Communications..........            265,456              147,054                    80.5%
                                                ------------------     ----------------      -------------------
Total..........................................           $501,436             $272,107                    84.3%
                                                ==================     ================      ===================

         In the Engineered Systems and Services segment, the increase in sales is attributable to higher sales in undersea warfare products and the contribution of sales of CAS which was acquired on September 6, 2006. In addition, sales increased on our flight line test systems products.

         In the Electronic Systems and Communications segment, the increase in sales is attributable to deliveries associated with the Transition Switch Module
(TSM) program and deliveries of force protection systems. In addition, sales were contributed by IST which was acquired on September 15, 2006.

         Operating earnings by segment were as follows:

                                                                     SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 24,
SEGMENT                                                   2007                              2006
-------                                         -------------------------       ----------------------------
                                                                      (IN THOUSANDS)
Engineered Systems and Services...............                    $18,567                             $3,344
Electronic Systems and Communications.........                     12,389                              2,389
                                                -------------------------       ----------------------------
Total.........................................                    $30,956                             $5,733
                                                =========================       ============================


         Operating earnings for the six months ended June 30, 2007 were $31.0 million or 6.2% of net sales. This compares to operating earnings for the six months ended June 24, 2006 of $5.7 million or 2.1% of net sales.

         The Engineered Systems and Services segment's operating earnings for the six months ended June 30, 2007 were $18.6 million or 7.9% of this segment's net sales compared to operating earnings of $3.3 million or 2.7% of this segment's net sales for the six months ended June 24, 2006. This increase is attributable to cost reductions on an aircraft armament program, increased sales on undersea warfare products, increased sales on flight line test equipment and the contribution of CAS, which was acquired on September 6, 2006. These increases were partially offset by cost growths on ALOFTS and an aircraft armament program.

         For the six months ended June 24, 2006 operating earnings were negatively impacted by a $1.7 million cost growth on an undersea warfare program, $1.4 million on an aircraft armament program, as well as by an estimated settlement of a lawsuit and related legal costs. This was partially offset by a release of a $0.9 million reserve on an aircraft armament program which was delivered during the quarter, as well as a $0.5 million reserve release on a sonar system program.

         In the Electronic Systems and Communications segment, operating earnings for the six months ended June 30, 2007 were $12.4 million or 4.7% of this segment's net sales compared to operating earnings of $2.4 million or 1.6% of this segment's net sales for the six months ended June 24, 2006. The increase is attributable to increased sales on our TSM program and electronic warfare products. This was partially offset by unabsorbed overhead costs at two of our facilities as we prepare for the production of force protection systems, as well as cost growth on a close-out of an open contract issue on a long standing contract that is now complete.

         For the six months ended June 24, 2006 operating earnings in the Electronic Systems and Communications segment were negatively impacted by cost growth of $2.5 million on an interference cancellation program, lower sales volume of electronic force protection systems and delays in milestone achievements of reconnaissance and surveillance systems, as well as legal costs and estimated liabilities of approximately $3.3 million in connection with a contract dispute.

         Items of note affecting operating earnings are summarized below to help clarify the comparison of results.

                                                                               SIX MONTHS ENDED
                                                                       JUNE 30,               JUNE 24,
                                                                         2007                   2006
                                                                  ------------------     -----------------
                                                                                (IN THOUSANDS)
Pension...........................................................            $1,623                $2,388
ESOP compensation expense.........................................             2,484                 2,335
Stock-based compensation expense re: options......................               970                   877
Other intangible asset amortization...............................             5,151                 3,414
                                                                  ------------------     -----------------
                                                                             $10,228                $9,014
                                                                  ==================     =================

         The decrease in pension expense in 2007 compared to 2006 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets. The higher ESOP compensation expense for the first six months of 2007 is attributable to our higher average stock price and additional shares released compared to the first six months of 2006. The increase in intangible asset amortization expense is attributable to the acquisitions CAS and IST in 2006.

         Selling, general and administrative expenses for the six months ended June 30, 2007 were $69.3 million or 13.8% of net sales compared to $49.3 million or 18.1% of net sales for the six months ended June 24, 2006. The increase is attributable primarily to the acquisitions of CAS and IST made in 2006, and includes the intangible asset amortization associated with these acquisitions.

         During the six months ended June 30, 2007, We recorded acquisition-related costs of $4.3 million for "stay-pay" related to the acquisitions in 2005 and 2006. There were no acquisition related costs for the six months ended June 24, 2006. We expect to incur similar amounts related primarily to the CAS and IST acquisitions over the next 2 1/4 years.

         Research and development expense for the six months ended June 30, 2007 decreased to $4.5 million or 0.9% of net sales from $6.2 million or 2.3% of net sales for the six months ended June 24, 2006, during which time there was higher spending on electronic force protection systems, aircraft armament systems and composite munitions.

         Interest expense, net of interest income, for the six months ended June 30, 2007 increased to $11.4 million from $2.5 million for the six months ended June 24, 2006, primarily due to interest on borrowings under our credit facility. There were no borrowings under our credit facility at June 24, 2006. Also, included in interest expense is interest on our 4.0% Convertible Subordinated Notes due 2025 which were issued in November 2005, the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

         Income tax expense for the six months ended June 30, 2007 reflects an expense of 40% compared with an income tax benefit of 82% for the six month period ended June 24, 2006. Due to the resolution of outstanding tax matters, we recorded a discrete net income tax benefit in the amount of $0.5 million during the second quarter of 2007 related to the reversal of income tax contingency reserves, compared to a $3.7 million discrete net income tax benefit recorded during the second quarter of 2006 related to the reversal of income tax contingency reserves.

         For the six months ended June 30, 2007, net earnings were $11.7 million or $0.56 per diluted common share on 25.0 million diluted shares compared to net earnings of $5.3 million or $0.29 per diluted common share on 18.5 million diluted shares for the six months ended June 24, 2006. The convertible notes were dilutive for the six months ended June 30, 2007 and anti-dilutive for the six months ended June 24, 2006.

LIQUIDITY AND CAPITAL RESOURCES BALANCE SHEET

         Cash and cash equivalents decreased to $19.6 million at June 30, 2007 from $25.3 million at December 31, 2006. Cash provided by operations was $70.7 million. This was used primarily to pay down $60.0 million of borrowings under our credit facility. In addition, for the six months ended June 30, 2007, $9.3 million was also used to settle the final purchase prices of CAS and IST, $7.9 million for the purchase of plant and equipment and $1.3 million for the payment of common share dividends.

         Accounts receivable decreased 18.6% to $215.9 million at June 30, 2007 from $265.3 million at December 31, 2006 due to timing of collections of billed receivables and an increased focus on cash collection efforts. At June 30, 2007 approximately 88% of billed receivables were in the under-60 days aging category compared to 89% at December 31, 2006.

         Inventories increased 25.7 % to $70.7 million at June 30, 2007 from $56.3 million at December 31, 2006 due primarily to the effort expended on work-in-progress on major programs such as TSM and Crew 2.1.

         In the six months ended June 30, 2007, capital expenditures were $7.9 million. This compares to $8.8 million for the six months ended June 24, 2006. For the six months ended June 24, 2006, the higher expenditures were attributable to new facility capital for our Antenna Products business unit which was relocated to a new leased facility, as well as expansion and upgrades at several other facilities.

FINANCING ACTIVITIES

Credit Facility

         We have a five-year credit facility with a consortium of banks, led by Citibank, N.A., as the administrative agent, Bank of America, N.A, as the documentation agent and Wachovia Bank, N.A. as syndication agent. The facility expires in November 2010.

         The credit agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At June 30, 2007, LIBOR was approximately 5.32% and the applicable adjustment to LIBOR was 2.00%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases of up to $300 million.

         At June 30, 2007 there were $24.4 million of letters of credit outstanding and $120.0 million of direct borrowings outstanding under the credit facility, resulting in $155.6 million available for additional borrowings. At December 31, 2006, there were $180.0 million of direct borrowings outstanding under the credit facility. Accrued interest payable was $0.2 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively.

         In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of June 30, 2007, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

         In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. The Company made its interest payment of $4.0 million on the 4.0% Notes during the second quarter as scheduled. Accrued interest payable, included in accrued liabilities, was $1.0 million at June 30, 2007 and December 31, 2006. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of June 30, 2007, there had been no such conversions.

Shelf Registration

         At June 30, 2007, our remaining capacity under the universal shelf registration statement that became effective in January 2004 was approximately $298.8 million. We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and funding of our pension and post-retirement benefit obligations. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, actively seek candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

COMMITMENT AND CONTINGENCIES

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

         In order to aggregate all commitments and contractual obligations as of June 30, 2007, we have included the following table:

                                                                              PAYMENTS DUE IN (IN MILLIONS):
                                                                                                                  2012
                                                                                                                  AND
             COMMITMENTS AND CONTRACTUAL OBLIGATIONS:                TOTAL     2007    2008  2009   2010  2011   BEYOND
----------------------------------------------------------------------------- ------- ------ ----- ------ ----- --------
Borrowings Under Revolver..........................................    $120.0  $120.0    $--   $--    $--   $--      $--
Notes payable......................................................      22.3     7.8    8.8   5.7     --    --       --
4.0% Convertible Subordinated Notes due 2025 (1)...................     201.2      --     --    --     --    --    201.2
Operating leases...................................................     150.7    11.3   21.8  20.1   18.7  17.6     61.2
Letters of credit..................................................      24.4     6.1    6.0  11.8     --    --      0.5
Projected pension contributions (2)................................      40.6     7.0   14.7   8.5    8.3   2.1       --
Advance payment and performance bonds..............................       1.7      --     --   1.7     --    --       --
                                                                   ---------- ------- ------ ----- ------ ----- --------
Total..............................................................    $560.9  $152.2  $51.3 $47.8  $27.0 $19.7   $262.9
                                                                   ========== ======= ====== ===== ====== ===== ========

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

         For the three and six months ended June 30, 2007, sales of TSM represented 16.7% and 16.3% of net sales, respectively. For the three and six months ended June 24, 2006, sales of TSM represented 4.7% and 2.9% of net sales, respectively.

BACKLOG

         The funded backlog of unfilled orders at June 30, 2007 increased to $981.3 million from $804.4 million at December 31, 2006. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Chief Executive Officer and the Chief Financial Officer, as well as the audit committee of the Board of Directors, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

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

    Refer to 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 12, 2007, the following actions were taken:

      (a) Election of Directors. The following nominees were elected as directors. The votes cast for, against or withheld for each nominee were as follows:

Director                Votes For      Votes Against            Votes Withheld

------------------------------------------------------------------------------
Robert E. Allen          18,122,618         N/A                       821,374
Robert Alvine            18,420,456         N/A                       523,536
John A. Gordon           18,889,617         N/A                        54,375
Robert M. Hanisee        17,977,493         N/A                       966,499
Michael J. Hegarty       18,418,974         N/A                       525,018
Leslie F. Kenne          18,443,242         N/A                       500,750
Paul J. Kern             18,887,361         N/A                        56,631
James Roth               18,444,307         N/A                       499,685
James M. Smith           17,631,488         N/A                     1,312,504
Robert S. Tyrer          18,781,947         N/A                       162,045
Robert Walmsley          18,845,019         N/A                        98,973

      (b) A proposal for the Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Auditor was approved. The votes cast for, against or withheld were as follows: 18,869,381 votes cast in favor, 39,084 votes cast against, 35,527 abstentions and 0 broker non-votes.

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

                                            EDO CORPORATION (Registrant)


                                            By:   /s/ FREDERIC B. BASSETT
                                                  -----------------------
Dated: August 6, 2007                                 Frederic B. Bassett
                                            Senior Vice President Finance,
                                            Treasurer and Chief Financial
                                            Officer