Form 10-Q
period 2007-09-29
EDO CORP
filed 2007-11-05
CIK 31617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

                          COMMISSION FILE NUMBER 1-3985

                                 ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined in Rule 12b-2 of the Act), or a non-accelerated filer.

Large accelerated filer [ ]   Accelerated filer |X|   Non-accelerated filer [ ]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). [ ] Yes     |X| No

     The number of shares of EDO common stock outstanding as of November 2, 2007 was 21,330,597 shares, with a par value $1 per share.

                                 EDO CORPORATION
                                TABLE OF CONTENTS

                                                                                                                Page

PART I          FINANCIAL INFORMATION
        ITEM 1  Financial Statements..............................................................................3
                Consolidated Balance Sheets - September 29, 2007 (unaudited) and December 31, 2006................3
                Consolidated Statements of Earnings - (unaudited)
                        Three months ended September 29, 2007 and September 30, 2006..............................4
                Consolidated Statements of Earnings - (unaudited)
                        Nine months ended September 29, 2007 and September 30, 2006...............................5
                Consolidated Statements of Cash Flows - (unaudited)
                        Nine months ended September 29, 2007 and September 30, 2006...............................6

                Notes to Consolidated Financial Statements (unaudited)............................................7

        ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations............19

        ITEM 3  Quantitative and Qualitative Disclosures about Market Risk.......................................27

        ITEM 4  Controls and Procedures..........................................................................27

PART II         OTHER INFORMATION

        ITEM 1  Legal Proceedings................................................................................28

  ITEM 1A Risk Factors...........................................................................................28

  ITEM 4    Submission of Matters to a Vote of Security Holders..................................................28

  ITEM 6    Exhibits and Reports Filed on Form 8-K...............................................................28

SIGNATURE PAGE...................................................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EDO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 29,        DECEMBER 31,
                                                                           2007                 2006
                                                                      ---------------     ----------------
                                                                        (UNAUDITED)
                                                                                 (IN THOUSANDS)
                                ASSETS
Current assets:
 Cash and cash equivalents                                            $         3,418     $        25,322
 Accounts receivable, net                                                     233,116             265,298
 Inventories                                                                  118,724              56,255
 Deferred income tax asset, net                                                12,159              12,160
 Prepayments and other                                                          9,442              13,682
                                                                      ---------------     ----------------
  Total current assets                                                        376,859             372,717
                                                                      ---------------     ----------------

Property, plant and equipment, net                                             60,499              59,109
Goodwill                                                                      394,879             385,926
Other intangible assets, net                                                   86,463             103,776
Deferred income tax asset, net                                                 16,295               8,291
Other assets                                                                   18,535              20,003
                                                                      ---------------     ----------------
                                                                      $       953,530     $       949,822
                                                                      ===============     ================
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $        64,456     $        63,334
 Accrued liabilities                                                           82,366              78,780
 Contract advances and deposits                                                49,006              44,323
 Postretirement benefits obligation, short-term                                 2,512               1,794
 Short-term borrowings under revolver                                         144,000             180,000
 Notes payable                                                                  7,766               7,766
                                                                      ---------------     ----------------
  Total current liabilities                                                   350,106             375,997
                                                                      ---------------     ----------------

Income taxes payable                                                           14,333               4,154
Notes payable, long-term                                                        8,766              14,533
Long-term debt                                                                201,250             201,250
Postretirement benefits obligation, long-term                                  67,232              77,734
Environmental obligation                                                        1,187               1,198
Other long-term liabilities                                                        29                  40
Shareholders' equity:
 Preferred shares, par value $1 per share, authorized 500,000 shares               --                  --
 Common shares, par value $1 per share, authorized 50,000,000 shares,
  21,451,588 issued in 2007 and 21,177,072 issued in 2006                      21,452              21,177
 Additional paid-in capital                                                   191,134             177,117
 Retained earnings                                                            148,131             129,444
 Accumulated other comprehensive loss, net of income tax benefit
  ($24,229 in 2007 and $25,814 in 2006)                                       (35,088)            (37,319)
 Treasury shares at cost (129,074 shares in 2007 and 111,499 shares in
  2006)                                                                        (2,444)             (1,966)
 Unearned Employee Stock Ownership Plan shares                                (12,558)            (13,537)
                                                                      ---------------     ----------------
  Total shareholders' equity                                                  310,627             274,916
                                                                      ---------------     ----------------
                                                                      $       953,530     $       949,822
                                                                      ===============     ================

          See accompanying Notes to Consolidated Financial Statements.

                   EDO CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS

                                                       FOR THE THREE MONTHS ENDED
                                                  ------------------------------------
                                                   SEPTEMBER 29,       SEPTEMBER 30,
                                                       2007                 2006
                                                  ---------------     ----------------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS,
                                                       EXCEPT PER SHARE AMOUNTS)

NET SALES                                         $       256,782     $       184,393
                                                  ---------------     ----------------

COSTS AND EXPENSES
 Cost of sales                                            200,009             144,586
 Selling, general and administrative                       35,741              30,207
 Research and development                                   2,907               4,701
 Acquisition-related costs                                  2,011               1,008
 Impairment loss on other intangible assets                    --               1,487
                                                  ---------------     ----------------
                                                          240,668             181,989
                                                  ---------------     ----------------
OPERATING EARNINGS                                         16,114               2,404

NON-OPERATING INCOME (EXPENSE)
 Interest income                                              180               1,096
 Interest expense                                          (5,017)             (3,624)
 Other, net                                                   (37)                113
                                                  ---------------     ----------------
                                                           (4,874)             (2,415)
                                                  ---------------     ----------------
Earnings (loss) before income taxes                        11,240                 (11)
Income tax (expense) benefit                                  (42)              2,076
                                                  ---------------     ----------------
NET EARNINGS                                      $        11,198     $         2,065
                                                  ===============     ================

NET EARNINGS PER COMMON SHARE:
 Basic                                            $          0.60     $          0.11
                                                  ===============     ================
 Diluted                                          $          0.49     $          0.11
                                                  ===============     ================

Weighted-average common shares outstanding:
 Basic                                                     18,771              18,205
                                                  ===============     ================
 Diluted                                                   25,438              18,598
                                                  ===============     ================

Dividends declared per common share               $          0.03     $          0.03
                                                  ===============     ================

          See accompanying Notes to Consolidated Financial Statements.

                        EDO CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                       FOR THE NINE MONTHS ENDED
                                                  ------------------------------------
                                                   SEPTEMBER 29,       SEPTEMBER 30,
                                                       2007                 2006
                                                  ---------------     ----------------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS,
                                                       EXCEPT PER SHARE AMOUNTS)

NET SALES                                         $       758,218     $       456,500
                                                  ---------------     ----------------

COSTS AND EXPENSES
 Cost of sales                                            592,329             355,487
 Selling, general and administrative                      105,068              79,021
 Research and development                                   7,437              10,913
 Acquisition-related costs                                  6,314               1,455
 Impairment loss on other intangible assets                    --               1,487
                                                  ---------------     ----------------
                                                          711,148             448,363
                                                  ---------------     ----------------
OPERATING EARNINGS                                         47,070               8,137

NON-OPERATING INCOME (EXPENSE)
 Interest income                                              531               3,218
 Interest expense                                         (16,793)             (8,285)
 Other, net                                                   (49)               (144)
                                                  ---------------     ----------------
                                                          (16,311)             (5,211)
                                                  ---------------     ----------------
Earnings before income taxes                               30,759               2,926
Income tax (expense) benefit                               (7,861)              4,471
                                                  ---------------     ----------------
NET EARNINGS                                      $        22,898     $         7,397
                                                  ===============     ================

NET EARNINGS PER COMMON SHARE:
 Basic:                                           $          1.23     $          0.41
                                                  ===============     ================
 Diluted:                                         $          1.05     $          0.40
                                                  ===============     ================

Weighted-average common shares outstanding:
 Basic                                                     18,657              18,105
                                                  ===============     ================
 Diluted                                                   25,178              18,563
                                                  ===============     ================

Dividends declared per common share               $          0.09     $          0.09
                                                  ===============     ================

           See accompanying Notes to Consolidated Financial Statements

                        EDO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                ------------------------------------
                                                                                 SEPTEMBER 29,       SEPTEMBER 30,
                                                                                      2007                2006
                                                                                ----------------   -----------------
                                                                                            (UNAUDITED)
                                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
 Earnings from operations                                                       $        22,898    $          7,397
 Adjustments to earnings to arrive at cash provided by operations:
   Depreciation                                                                          10,694               8,865
   Amortization                                                                           7,713               5,121
   Impairment loss on other intangible assets                                                --               1,487
   Bad debt expense (recovery)                                                               54                  (6)
   Deferred tax provision                                                                   880                  15
   Loss (gain) on disposal of property, plant and equipment                                 162                 (59)
   Long-Term Incentive Plan compensation expense                                          5,184               2,261
   Stock option compensation expense                                                        970                 838
   Employee Stock Ownership Plan compensation expense                                     4,209               3,310
   Dividends on unallocated Employee Stock Ownership Plan shares                            156                 172
   Common shares issued for directors' fees                                                 159                 162
   Changes in operating assets and liabilities, excluding effects of acquisitions:
     Accounts receivable                                                                 32,128              23,065
     Inventories                                                                        (62,469)            (12,336)
     Prepayments and other assets                                                        14,444               1,630
     Accounts payable, accrued liabilities and other                                      6,243             (23,831)
     Contribution to defined benefit pension plan                                        (9,200)             (6,000)
     Contract advances and deposits                                                       4,683               1,194
                                                                                ----------------   -----------------
Cash provided by operations                                                              38,908              13,285
                                                                                ----------------   -----------------

INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                                              (12,246)            (14,216)
 Proceeds from the sale of property, plant and equipment                                     --                 633
 Payments received on notes receivable                                                       --                 100
 Cash paid for acquisitions, net of cash acquired                                        (9,327)           (265,318)
                                                                                ----------------   -----------------
Cash used by investing activities                                                       (21,573)           (278,801)
                                                                                ----------------   -----------------

FINANCING ACTIVITIES:
 Short-term borrowings under revolver                                                    80,000             200,000
 Repayment of revolving debt                                                           (116,000)                 --
 Payment of short-term notes                                                             (5,767)                 --
 Proceeds from exercise of stock options                                                  3,029                 852
 Excess income tax benefit from stock options and Long-Term Incentive Plan                1,408                 429
 Proceeds from management group receivables                                                  --                 140
 Payment of common share cash dividends                                                  (1,909)             (1,830)
                                                                                ----------------   -----------------
Cash (used) provided by financing activities                                            (39,239)            199,591
                                                                                ----------------   -----------------
Net decrease in cash and cash equivalents                                               (21,904)            (65,925)
Cash and cash equivalents at beginning of year                                           25,322             108,731
                                                                                ----------------   -----------------
Cash and cash equivalents at end of period                                      $         3,418    $         42,806
                                                                                ================   =================

Supplemental disclosures:
 Cash paid for:
  Interest                                                                      $        14,516    $          3,891
                                                                                ================   =================
  Income taxes                                                                  $         4,866    $         10,937
                                                                                ================   =================

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


(2)  PROPOSED SALE OF THE COMPANY

     On September 16, 2007, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with ITT Corporation, an Indiana corporation ("ITT"), and Donatello Acquisition Corp., a New York corporation and a wholly-owned subsidiary of ITT ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as a surviving corporation and a wholly-owned subsidiary of ITT. Pursuant to the Merger Agreement, each common share of the Company issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive $56.00 in cash, without interest, on the terms set forth in the Merger Agreement. The Merger is expected to close in early 2008. Consummation of the Merger is subject to customary conditions, including approval by the shareholders of the Company, expiration or termination of the applicable Hart-Scott-Rodino waiting period and receipt of certain other regulatory approvals, the absence of any Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company's business, and certain other customary closing conditions. The Merger Agreement also contains certain termination rights for both the Company and ITT upon termination of the Merger Agreement under specified circumstances, a termination initiated by EDO could require the Company to pay ITT a termination fee of $47.0 million and reimburse ITT for up to $3.0 million in transaction-related expenses.

(3) ACQUISITIONS

     On  September  15,  2006,  the Company  acquired all of the stock of Impact
Science and Technology Inc., (IST) for $123.7 million, consisting of a cash payment of $106.4 million and a $17.3 million promissory note to be paid over three years. In addition, certain key IST employees received retention payments in the form of 405,103 restricted EDO Common Shares valued at $9 million. We also incurred $0.6 million of transaction costs. Also, there was a subsequent determination of the final purchase price, resulting in a $9.2 million accrual at December 31, 2006 and payment in January 2007. IST is a privately-held company providing signals intelligence (SIGINT) systems and analysis support to the intelligence community, and advanced countermeasures and electronic-attack systems to the U.S. Department of Defense (DoD) and other government agencies. The acquisition strengthened our position in specialized communication products and expanded the Company's business in the intelligence community. The acquired company became part of the Company's Electronic Systems and Communications segment. The excess of the purchase price over the net assets acquired related to IST is not deductible for income tax purposes. During the first quarter of 2007, the Company finalized its valuation for the allocation of the purchase price and acquired intangible assets. The final allocation did not change amortization expense materially from the amounts reported as of December 31, 2006.

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

(4) STOCK-BASED COMPENSATION

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

     The Company records stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised 10/04), "Share-Based Payment" ("FAS 123R"). The Company did not grant any options during the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company granted 65,000 options to its Board of Directors that were fully vested upon grant. The stock-based compensation expense related to stock option plans included in operating expenses for the three months ended September 29, 2007 and September 30, 2006 were $0 and $37 thousand, respectively, and $1.0 million and $0.8 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Tax benefits related to this expense for the three months ended September 29, 2007 and September 30, 2006 were $0 and $15 thousand, respectively. Tax benefits related to this expense for the nine months ended September 29, 2007 and September 30, 2006 were $0.4 million and $0.3 million, respectively. The net effect of stock based compensation expense related to stock option plans resulted in a reduction in net income of $0 and $22 thousand for the three months ended September 29, 2007 and September 30, 2006, respectively. The net effect of stock based compensation expense related to stock option plans resulted in a reduction in net income of $0.6 million and $0.5 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.

     The significant weighted average assumptions used for the valuation of the Company's stock options using the Black-Scholes option pricing model for the nine months ended September 29, 2007 were as follows: expected dividend yield of 1%, risk free interest rate of 5.09%, expected volatility of 33.91% and an expected option life of 7 years.

     As of September 29, 2007, there was no future compensation expense related to non-vested stock options.

     The  Company did not issue any  stock-settled  appreciation  right  options
(SSAR) for the three months ended September 29, 2007. During the nine months ended September 29, 2007, the Company issued 243,775 SSAR to select employees. Stock based compensation expense recognized for stock-settled appreciation rights awards for the three and nine months ended September 29, 2007 was $0.2 million and $0.5 million, respectively. There were no SSARs granted during the three and nine months ended September 30, 2006.

     The significant weighted average assumptions relating to the valuation of the Company's SSARs using the Black-Scholes option pricing model for the nine months ended September 29, 2007: expected dividend yield of 1%, risk free interest rate of 4.60%, expected volatility of 34.79% and an expected option life of 5 years.

     As of September 29, 2007, there was $2.1 million of unrecognized future compensation expense related to non-vested SSARs not yet recognized in the consolidated statement of earnings.

     Stock-based compensation expense recognized for restricted/performance share awards for the three and nine months ended September 29, 2007 was $1.3 million and $4.6 million, respectively, compared to $0.7 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. The unrecognized compensation cost related to the unvested restricted/performance shares at September 29, 2007 was approximately $9.9 million and will be recognized over a weighted-average period of 1.8 years.

(5) BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

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

     In accordance with SFAS No. 142, goodwill must be tested at least annually for impairment at the reporting unit level. If an indication of impairment exists, the Company is required to determine if such goodwill's implied fair value is less than the carrying value in order to determine the amount, if any, of the impairment loss required to be recorded. Impairment indicators include, among other conditions, cash flow deficits, an historic or anticipated decline in revenue or operating profits, adverse legal or regulatory developments, accumulation of costs significantly in excess of amounts originally expected to acquire the asset and/or a material decrease in the fair value of some or all of the assets. The Company performs the required impairment tests of goodwill as of October 1, each year. The changes in the carrying amount of goodwill by segment during the nine months ended September 29, 2007 were as follows:

                                                    ENGINEERED        ELECTRONIC
                                                      SYSTEMS         SYSTEMS AND
                                                        AND           COMMUNICATIONS
                                                     SERVICES                                  TOTAL
                                                  ---------------    ----------------    ----------------
                                                                      (IN THOUSANDS)

Balance as of January 1, 2007                     $       186,460    $        199,466    $        385,926
Purchase price adjustments                                    333                   2                 335
Reclassification from other intangibles based on
 final purchase price allocation                            7,410               1,208               8,618
                                                  ---------------    ----------------    ----------------
Balance as of September 29, 2007                  $       194,203    $        200,676    $        394,879
                                                  ===============    ================    ================


     Summarized below are other intangible assets:


                                                   SEPTEMBER 29,       DECEMBER 31,            LIFE
                                                       2007                2006
                                                  ----------------   ----------------     ---------------
                                                                      (IN THOUSANDS)
Other intangible assets subject to amortization:
 Capitalized non-compete agreements related to
  acquisitions                                    $         2,738    $          2,738        1-5 years
 Purchased technologies related to acquisitions            27,213              28,083       8-25 years
 Customer contracts and relationships related to
  acquisitions                                             81,422              87,186       6-20 years
 Trade name related to acquisitions                         5,498               8,464       3-10 years
                                                  ----------------   ----------------
                                                          116,871             126,471
   Less accumulated amortization                          (30,808)            (23,095)
                                                  ----------------   ----------------
                                                  $        86,063    $        103,376
Other intangible assets not subject to
 amortization:
  Trade name related to acquisitions                          400                 400
                                                  ----------------   ----------------
                                                  $        86,463    $        103,776
                                                  ================   ================

     The amortization expense for the three months ended September 29, 2007 and September 30, 2006 amounted to $2.6 million and $1.7 million, respectively. The amortization expense for the nine months ended September 29, 2007 and September 30, 2006 amounted to $7.7 million and $5.1 million, respectively. Total remaining amortization expense for 2007, 2008, 2009, 2010, 2011 and thereafter related to these other intangible assets is estimated to be $2.6 million, $9.6 million, $9.4 million, $8.7 million, $7.0 million and $48.8 million, respectively.

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

(6) INVENTORIES

     Inventories are summarized by major classification as follows:

                                          SEPTEMBER 29,      DECEMBER 31,
                                              2007              2006
                                          -------------     -------------
                                                   (IN THOUSANDS)

Raw material and supplies                 $      34,890     $      14,881
Work-in-process                                  47,804            52,742
Finished goods                                   39,143            15,045
  Less: Unliquidated progress payments           (3,113)          (26,413)
                                          -------------     -------------
                                          $     118,724     $      56,255
                                          =============     =============

(7) INCOME TAXES

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

     As of September 29, 2007, the Company had approximately $12.5 million of total gross unrecognized tax benefits. Of this total, approximately $5.1 million represents the amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. For the three months ended September 29, 2007, the gross unrecognized tax benefit decreased by $2.5 million. This decrease resulted from favorable settlements with taxing authorities and the expiration of the statute of limitations net of increases related to unrecognized tax benefits resulting from tax positions taken during the current period. The net favorable effect to the effective income tax rate was $2.3 million. For the nine months ended September 29, 2007, the gross unrecognized tax benefit decreased by $3.0 million. The net favorable effect to the effective income tax rate was $2.6 million.

     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 2003, except as it relates to the Company's amended return for 2002 claiming a federal research and development credit which is currently under audit. Substantially all material state and local matters have been concluded for years through 2003. In addition, the Company is subject to income tax in various foreign jurisdictions. The Company has substantially concluded all material tax matters in foreign jurisdictions for years through 2004.

     While it is reasonably possible that a reduction in the unrecognized tax benefit may occur, based on audit process protocol from the various taxing authorities, it is not possible to estimate the impact of any amount of such changes that may occur within the next twelve months.

     The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $4.0 million accrued for interest and penalties as of September 29, 2007. For the three months ended September 29, 2007, the gross interest and penalties decreased by $2.2 million as a result of favorable settlements with taxing authorities and the expiration of the statue of limitations net of additional accrued interest and penalties. For the three months ended September 29, 2007, the net favorable effect to the effective income tax rate was $1.5 million. For the nine months ended September 29, 2007, the gross interest and penalties decreased by $1.6 million. For the nine months ended September 29, 2007, the net favorable effect to the effective income tax rate was $1.1 million.

(8) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                             ---------------------------------------------------------------------------
                                              SEPTEMBER 29,       SEPTEMBER 30,       SEPTEMBER 29,       SEPTEMBER 30,
                                                  2007                2006                2007                2006
                                             ---------------    ----------------    ----------------    ----------------
                                                                           (IN THOUSANDS)
Numerator:
 Earnings for basic calculation              $        11,198    $          2,065    $         22,898    $          7,397
 Effect of dilutive securities:
   Convertible Notes                                   1,187                  --               3,562                  --
                                             ---------------    ----------------    ----------------    ----------------
 Numerator for diluted calculation           $        12,385    $          2,065    $         26,460    $          7,397
                                             ===============    ================    ================    ================

Denominator:
 Denominator for basic calculation                    18,771              18,205              18,657              18,105
 Effect of dilutive securities:
  Stock based awards                                     781                 393                 635                 458
   Convertible Notes                                   5,886                  --               5,886                  --
                                             ---------------    ----------------    ----------------    ----------------
 Denominator for diluted calculation                  25,438              18,598              25,178              18,563
                                             ===============    ================    ================    ================

     The assumed conversion of the Convertible Notes was dilutive for the three and nine months ended September 29, 2007 and anti-dilutive for the three months and nine months ended September 30, 2006.

     The following table summarizes, for each year presented, the number of shares excluded from the computation of diluted earnings per share, as their effect upon potential issuance was anti-dilutive:

                                         FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 29,    SEPTEMBER 30,
                                          2007              2006
                                       -------------    -------------
                                               (IN THOUSANDS)

Convertible Subordinated Notes                    --            5,886
Unexercised stock options                         --              399
                                       -------------    -------------
                                                  --            6,285
                                       =============    =============

(9) DEFINED BENEFIT PLAN

     The Company maintains a qualified noncontributory defined benefit pension plan covering approximately twenty five percent of its employees. In November 2002, the plan was amended whereby benefits accrued under the plan were frozen as of December 31, 2002. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible. For the three and nine months ended September 29, 2007, the Company contributed $9.2 million to the plan. For the three and nine months ended September 30, 2006, the Company contributed $6.0 million to the plan.

     For the three months ended September 29, 2007 and September 30, 2006, the Company recorded pension expense of $0.6 million and $1.2 million, respectively. For the nine months ended September 29, 2007 and September 30, 2006, the Company recorded pension expense of $2.2 million and $3.6 million, respectively. Summarized below are the components of the expense for each period presented:

                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                       ------------------------------   -----------------------------
                                       SEPTEMBER 29,    SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                           2007             2006            2007            2006
                                       -------------    -------------   -----------------------------
                                                                  (IN THOUSANDS)

Interest cost                          $       3,078    $       3,038   $       9,234   $       9,115
Expected return on plan assets                (3,544)          (3,209)        (10,230)         (9,628)
Amortization of unrecognized net loss          1,076            1,365           3,229           4,095
                                       -------------    -------------   -------------   -------------
                                       $         610    $       1,194   $       2,233   $       3,582
                                       =============    =============   =============   =============

(10) EMPLOYEE STOCK OWNERSHIP PLAN AND TRUST

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

(11)  COMPREHENSIVE INCOME

     As of September 29, 2007, accumulated other comprehensive loss included in shareholders' equity in the accompanying consolidated balance sheets primarily represents additional minimum liabilities on benefit plans and the effect of adopting FASB Statement No. 158 (SFAS 158), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. Comprehensive income for the three months ended September 29, 2007 was $11.3 million compared to comprehensive income for the three months ended September 30, 2006 of $2.1 million. Comprehensive income for the nine months ended September 29, 2007 was $23.0 million compared to comprehensive income for the nine months ended September 30, 2006 of $7.8 million.

(12)  BUSINESS SEGMENTS

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

         The following table sets forth net sales, operating earnings, and earnings before income taxes for each period presented.

                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                       ------------------------------   -----------------------------
                                       SEPTEMBER 29,    SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                           2007             2006            2007           2006
                                       -------------    -------------   -------------   -------------
                                                                  (IN THOUSANDS)
Net Sales:
Engineered Systems & Services..........$     117,974    $      79,409   $     353,954   $     204,462
Electronic Systems & Communications....      138,808          104,984         404,264         252,038
                                       -------------    -------------   -------------   -------------
                                       $     256,782    $     184,393   $     758,218   $     456,500
                                       -------------    -------------   -------------   -------------
Operating earnings:
Engineered Systems & Services..........        7,335              646          25,902           4,069
Electronic Systems & Communications....        8,779            1,758          21,168           4,068
                                       -------------    -------------   -------------   -------------
                                              16,114            2,404          47,070           8,137
Net interest expense...................       (4,837)          (2,528)        (16,262)         (5,067)
Other, net.............................          (37)             113             (49)           (144)
                                       -------------    -------------   -------------   -------------

Earnings (loss) before income taxes....$      11,240    $         (11)  $      30,759   $       2,926
                                       =============    =============   =============   =============

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure requirements about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and early application is permitted. SFAS 157 becomes effective for the Company on January 1, 2008. The Company does not believe SFAS 157 will have a material impact on our results from operations or financial position.

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

(14)  GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

     The Company may, from time to time, issue indebtedness, a condition of which would be the guarantee of this indebtedness by certain of its subsidiaries. Presented below is condensed consolidating financial information for the Company and the contemplated subsidiary guarantors and non-guarantors at September 29, 2007 and December 31, 2006 and for the three and nine month periods ended September 29, 2007 and September 30, 2006. Each contemplated subsidiary guarantor is 100% owned, directly or indirectly, by the Company. Any guarantees that may be issued will be full and unconditional, as well as joint and several. In connection with the Company's credit facility, the Company cannot declare or pay any dividend on its outstanding common stock in an amount that exceeds fifty percent of its consolidated net income for the immediately preceding four quarters.

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 29, 2007
(IN THOUSANDS)
(UNAUDITED)

                                              EDO
                                          Corporation
                                             Parent       Subsidiary
                                          Company Only    Guarantors   Non-Guarantors  Eliminations   Consolidated
                                        ----------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                   $     1,409    $     (3641)   $     5,650    $        --    $     3,418
Accounts receivable, net                         48,747        179,886          4,483             --        233,116
Inventories                                      12,203        102,367          4,154             --        118,724
Deferred income tax asset, net                   12,159             --             --             --         12,159
Prepayments and other                             5,100          4,020            322             --          9,442
                                        ----------------------------------------------------------------------------
Total current assets                             79,618        282,632         14,609             --        376,859

Investment in subsidiaries                      658,009             --             --       (658,009)            --
Property, plant and equipment, net               29,298         27,814          3,387             --         60,499
Goodwill                                             --        386,169          8,710             --        394,879
Other intangible assets, net                         --         77,854          8,609             --         86,463
Deferred income tax asset, net                   16,295             --             --             --         16,295
Other assets                                     16,209          2,326             --             --         18,535
                                        ----------------------------------------------------------------------------
                                            $   799,429        776,795         35,315       (658,009)       953,530
                                        ----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities    $    22,203    $   118,477    $     6,142    $        --    $   146,822
Contract advances and deposits                   20,398         28,608             --             --         49,006
Postretirement benefits obligation,
 short-term                                       2,512             --             --             --          2,512
Short-term borrowing under revolver             144,000             --             --             --        144,000
Notes payable                                     7,766             --             --             --          7,766
                                        ----------------------------------------------------------------------------
Total current liabilities                       196,879        147,085          6,142             --        350,106

Income taxes payable                             14,333             --             --             --         14,333
Notes payable, long-term                          8,766             --             --             --          8,766
Deferred income taxes                              (438)            --            438             --             --
Long-term debt                                  201,250             --             --             --        201,250
Postretirement benefits obligation,
 long-term                                       67,232             --             --             --         67,232
Environmental obligation                          1,187             --             --             --          1,187
Other long-term liabilities                          29             --             --             --             29
Intercompany accounts                                --        464,808         20,667       (485,475)            --
Shareholders' equity:
Preferred shares                                     --             --             --             --             --
Common shares                                    21,452             98             --            (98)        21,452
Additional paid-in capital                      191,134         60,152          6,418        (66,570)       191,134
Retained earnings                               148,131        108,703          1,214       (109,917)       148,131
Accumulated other comprehensive (loss)
 income, net of income tax benefit              (35,524)            --            436             --        (35,088)
Treasury shares                                  (2,444)        (4,051)            --          4,051         (2,444)
Unearned ESOP shares                            (12,558)            --             --             --        (12,558)
                                        ----------------------------------------------------------------------------
Total shareholders' equity                      310,191        164,902          8,068       (172,534)       310,627
                                        ----------------------------------------------------------------------------
                                            $   799,429    $   776,795    $    35,315    $  (658,009)   $   953,530
                                        ============================================================================

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 29, 2007
(IN THOUSANDS)
(UNAUDITED)

                                            EDO
                                        Corporation
                                          Parent
                                         Company     Subsidiary
                                            Only     Guarantors   Non-Guarantors  Eliminations   Consolidated
                                        -----------------------------------------------------------------------
Net Sales                               $   55,284    $   198,059    $     8,676    $    (5,237)   $   256,782
                                        -----------------------------------------------------------------------
Costs and expenses:
Cost of sales                               44,220        155,648          5,378         (5,237)       200,009
Selling, general and administrative          4,833         28,910          1,998             --         35,741
Research and development                       932          1,922             53             --          2,907
Acquisition-related costs                       --          2,011             --             --          2,011
                                        -----------------------------------------------------------------------
                                            49,985        188,491          7,429         (5,237)       240,668
Operating earnings                           5,299          9,568          1,247             --         16,114

Non-operating income (expense):
Interest income                                 54             60             66             --            180
Interest expense                            (5,010)            --             (7)            --         (5,017)
Other, net                                     (82)            45             --             --            (37)
                                        -----------------------------------------------------------------------
                                            (5,038)           105             59             --         (4,874)
Earnings before income taxes                   261          9,673          1,306             --         11,240
Income tax benefit (expense)                 5,160         (4,785)          (417)            --            (42)
                                        -----------------------------------------------------------------------
Earnings after income taxes                  5,421          4,888            889             --         11,198
Equity in undistributed earnings of
 subsidiaries                                5,777             --             --         (5,777)            --
                                        -----------------------------------------------------------------------
Net earnings                            $   11,198    $     4,888    $       889    $    (5,777)   $    11,198
                                        =======================================================================


EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 29, 2007
(IN THOUSANDS)
(UNAUDITED)

                                            EDO
                                        Corporation
                                           Parent     Subsidiary
                                        Company Only  Guarantors    Non-Guarantors    Eliminations  Consolidated
                                        ------------------------------------------------------------------------

Net Sales                               $   166,772   $   576,227    $    24,651     $    (9,432)   $  758,218
                                        ------------------------------------------------------------------------

Costs and expenses:
Cost of sales                               132,874       452,412         16,475          (9,432)      592,329
Selling, general and administrative          13,619        85,948          5,501              --       105,068
Research and development                      2,231         5,032            174              --         7,437
Acquisition-related costs                        --         6,314             --              --         6,314
                                        ------------------------------------------------------------------------
                                            148,724       549,706         22,150          (9,432)      711,148
Operating earnings                           18,048        26,521          2,501              --        47,070

Non-operating income (expense):
Interest income                                 173           184            174              --           531
Interest expense                            (16,748)          (38)            (7)             --       (16,793)
Other, net                                     (245)          126             70              --           (49)
                                        ------------------------------------------------------------------------
                                            (16,820)          272            237              --       (16,311)
Earnings before income taxes                  1,228        26,793          2,738              --        30,759
Income tax benefit (expense)                  5,549       (12,392)        (1,018)             --        (7,861)
                                        ------------------------------------------------------------------------
Earnings after income taxes                   6,777        14,401          1,720              --        22,898
Equity in undistributed earnings of
 subsidiaries                                16,121            --             --         (16,121)           --
                                        ------------------------------------------------------------------------
Net earnings                            $    22,898   $    14,401    $     1,720     $   (16,121)   $   22,898
                                        ========================================================================

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
SEPTEMBER 29, 2007
(IN THOUSANDS)
(UNAUDITED)

                                                       EDO
                                                   Corporation
                                                      Parent       Subsidiary
                                                   Company Only    Guarantors   Non-GuarantorsEliminations Consolidated
                                                  ----------------------------------------------------------------------
OPERATING ACTIVITIES:
Earnings from operations                          $    22,898   $    14,401     $    1,720    $   (16,121)   $   22,898
Adjustments to earnings to arrive at cash (used)
 provided by operations:
Depreciation                                            3,915         6,153            626             --        10,694
Amortization                                               --         7,140            573             --         7,713
Bad debt expense                                            7            47             --             --            54
Deferred tax provision                                    880            --             --             --           880
Loss on sale of property, plant and equipment               8           154             --             --           162
Long-term Incentive Plan compensation expense           5,184            --             --             --         5,184
Stock option compensation expense                         970            --             --             --           970
Employee Stock Ownership Plan compensation expense      4,209            --             --             --         4,209
Dividends on unallocated Employee Stock Ownership
 Plan shares                                              156            --             --             --           156
Common shares issued for directors' fees                  159            --             --             --           159
Changes in operating assets and liabilities,
 excluding effects of acquisitions:
Equity in earnings of subsidiaries                    (16,121)           --             --         16,121            --
Intercompany                                           39,402       (38,818)          (584)            --            --
Accounts receivable                                      (513)       32,258            383             --        32,128
Inventories                                            (1,387)      (60,347)          (735)            --       (62,469)
Prepayments and other assets                           13,400         1,060            (16)            --        14,444
Accounts payable, accrued liabilities and other       (30,369)       35,006          1,606             --         6,243
Contribution to defined benefit pension plan           (9,200)           --             --             --        (9,200)
Contract advances and deposits                          6,817        (2,134)            --             --         4,683
                                                  ----------------------------------------------------------------------
Cash (used) provided by operations                     40,415        (5,080)         3,573             --        38,908
                                                  ----------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (5,745)       (6,149)          (352)            --       (12,246)
Cash paid for acquisitions, net of cash acquired       (9,327)           --             --             --        (9,327)
                                                  ----------------------------------------------------------------------
Cash used by investing activities                     (15,072)       (6,149)          (352)            --       (21,573)
                                                  ----------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                 3,029            --             --             --         3,029
Excess income tax benefit from stock options and
 Long-term Incentive Plan                               1,408            --             --             --         1,408
Short-term borrowings under revolver                   80,000            --             --             --        80,000
Repayment of revolving debt                          (116,000)           --             --             --      (116,000)
Payment of short-term notes                            (5,767)           --             --             --        (5,767)
Payment of common share cash dividends                 (1,909)           --             --             --        (1,909)
                                                  ----------------------------------------------------------------------
Cash used by financing activities                     (39,239)           --             --             --       (39,239)
                                                  ----------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                          (13,896)      (11,229)         3,221             --       (21,904)
Cash and cash equivalents at beginning of period       15,305         7,588          2,429             --        25,322
                                                  ----------------------------------------------------------------------
Cash and cash equivalents at end of period        $     1,409   $    (3,641)    $    5,650    $        --    $    3,418
                                                  ======================================================================

EDO CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
(IN THOUSANDS)

                                                        EDO
                                                    Corporation
                                                       Parent       Subsidiary
                                                    Company Only    Guarantors   Non-Guarantors  Eliminations   Consolidated
                                                  ----------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                         $        15,305    $     7,588    $     2,429             --    $    25,322
Accounts receivable, net                                   48,241        212,191          4,866             --        265,298
Inventories                                                10,816         42,020          3,419             --         56,255
Deferred income tax asset, net                             12,160             --             --             --         12,160
Prepayments and other                                      10,312          3,064            306             --         13,682
                                                  ----------------------------------------------------------------------------
Total current assets                                       96,834        264,863         11,020             --        372,717

Investment in subsidiaries                                678,997             --             --       (678,997)            --
Property, plant and equipment, net                         27,476         27,974          3,659             --         59,109
Goodwill                                                       --        377,216          8,710             --        385,926
Other intangible assets, net                                   --         94,594          9,182             --        103,776
Deferred income tax asset, net                              8,291             --             --             --          8,291
Other assets                                               17,387          2,616             --             --         20,003
                                                  ----------------------------------------------------------------------------
                                                  $       828,985    $   767,263    $    32,571    $  (678,997)   $   949,822
                                                  ----------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities          $        52,769    $    84,685    $     4,660             --    $   142,114
Contract advances and deposits                             13,581         30,742             --             --         44,323
Postretirement benefits obligation, short-term              1,794             --             --             --          1,794
Short-term borrowing under revolver                       180,000             --             --             --        180,000
Notes payable                                               7,766             --             --             --          7,766
                                                  ----------------------------------------------------------------------------
Total current liabilities                                 255,910        115,427          4,660             --        375,997

Income taxes payable                                        4,154             --             --             --          4,154
Notes payable                                              14,533             --             --             --         14,533
Deferred income tax                                          (427)            --            427             --             --
Long-term debt                                            201,250             --             --             --        201,250
Postretirement benefits obligation                         77,734             --             --             --         77,734
Environmental obligation                                    1,198             --             --             --          1,198
Other long-term liabilities                                    40             --             --             --             40
Inter-company accounts                                         --        501,335         21,249       (522,584)            --
Shareholders' equity:
Preferred shares                                               --             --             --             --             --
Common shares                                              21,177             98             --            (98)        21,177
Additional paid-in capital                                177,117         60,403          6,418        (66,821)       177,117
Retained earnings                                         129,444         94,052           (506)       (93,546)       129,444
Accumulated other comprehensive loss, net of
 income tax benefit                                       (37,642)            --            323             --        (37,319)
Treasury shares                                            (1,966)        (4,052)            --          4,052         (1,966)
Unearned Employee Stock Ownership Plan shares             (13,537)            --             --             --        (13,537)
                                                  ----------------------------------------------------------------------------
Total shareholders' equity                                274,593        150,501          6,235       (156,413)       274,916
                                                  ----------------------------------------------------------------------------
                                                  $       828,985    $   767,263    $    32,571    $  (678,997)   $   949,822
                                                  ============================================================================

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2006
(IN THOUSANDS)
(UNAUDITED)

                                                      EDO
                                                  Corporation
                                                    Parent
                                                   Company     Subsidiary
                                                      Only     Guarantors   Non-Guarantors   Eliminations   Consolidated
                                                  -----------------------------------------------------------------------
Net Sales                                         $   53,878    $   126,808  $       6,687    $    (2,980)  $    184,393
                                                  -----------------------------------------------------------------------
Costs and expenses:
Cost of sales                                         43,901         99,740          3,925         (2,980)       144,586
Selling, general and administrative                    7,513         20,658          2,036             --         30,207
Research and development                               1,076          3,446            179             --          4,701
Acquisition-related costs                                 --          1,008             --             --          1,008
Impairment loss on other intangible assets                --             --          1,487             --          1,487
                                                  -----------------------------------------------------------------------
                                                      52,490        124,852          7,627         (2,980)       181,989
Operating earnings (loss)                              1,388          1,956           (940)            --          2,404

Non-operating income (expense):
Interest income                                          918            103             75             --          1,096
Interest expense                                      (3,590)           (34)            --             --         (3,624)
Other, net                                                (1)           167            (53)            --            113
                                                  -----------------------------------------------------------------------
                                                      (2,673)           236             22             --         (2,415)
(Loss) earnings before income taxes                   (1,285)         2,192           (918)            --            (11)
Income tax benefit (expense)                           4,066         (1,723)          (267)            --          2,076
                                                  -----------------------------------------------------------------------
Earnings (loss) after income taxes                     2,781            469         (1,185)            --          2,065
Equity in undistributed earnings of subsidiaries        (716)            --             --            716             --
                                                  -----------------------------------------------------------------------
Net earnings (loss)                               $    2,065    $       469  $      (1,185)   $      716    $     2,065
                                                  =======================================================================


                                                   EDO
                                               Corporation
                                                  Parent       Subsidiary
                                               Company Only    Guarantors   Non-Guarantors Eliminations  Consolidated
                                             -------------------------------------------------------------------------
Net Sales                                    $       151,218  $     294,779   $     19,098   $   (8,595)  $   456,500
                                             -------------------------------------------------------------------------
Costs and expenses:
Cost of sales                                        125,091        226,766         12,225       (8,595)      355,487
Selling, general and administrative                   17,206         55,169          6,646           --        79,021
Research and development                               2,891          7,565            457           --        10,913
Acquisition-related costs                                 --          1,455             --           --         1,455
Impairment loss on other intangible assets                --             --          1,487           --         1,487
                                             -------------------------------------------------------------------------
                                                     145,188        290,955         20,815       (8,595)      448,363
Operating earnings (loss)                              6,030          3,824         (1,717)          --         8,137

Non-operating income (expense):
Interest income                                        2,933            103            182           --         3,218
Interest expense                                      (8,285)            --             --           --        (8,285)
Other, net                                               (23)            15           (136)          --          (144)
                                             -------------------------------------------------------------------------
                                                      (5,375)           118             46           --        (5,211)
Earnings (loss) before income taxes                      655          3,942         (1,671)          --         2,926
Income tax benefit (expense)                           8,610         (3,940)          (199)          --         4,471
                                             -------------------------------------------------------------------------
Earnings (loss) after income taxes                     9,265              2         (1,870)          --         7,397
Equity in undistributed earnings of
 subsidiaries                                         (1,868)            --             --        1,868            --
                                             -------------------------------------------------------------------------
Net earnings (loss)                          $         7,397  $           2   $     (1,870)  $    1,868   $     7,397
                                             =========================================================================

EDO CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF
EARNINGS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2006
(IN THOUSANDS)
(UNAUDITED)

                                                   EDO
                                               Corporation
                                                  Parent      Subsidiary
                                               Company Only   Guarantors  Non-Guarantors  Eliminations  Consolidated
                                             -------------------------------------------------------------------------
OPERATING ACTIVITIES:
Earnings (loss) from operations              $         7,397   $        2   $     (1,870)  $     1,868  $      7,397
Adjustments to earnings (loss) to arrive at
 cash (used) provided by operations:
Depreciation                                           3,722        4,454            689            --         8,865
Amortization                                              --        4,370            751            --         5,121
Impairment loss on other intangible assets                --           --          1,487            --         1,487
Bad (recovery) debt expense                              (75)          69             --            --            (6)
Deferred tax provision                                (2,591)       2,606             --            --            15
Loss (gain) on sale of property, plant and
 equipment                                                15          (74)            --            --           (59)
Long-term Incentive Plan compensation expense          2,261           --             --            --         2,261
Stock option compensation expense                        838           --             --            --           838
Employee Stock Ownership Plan compensation
 expense                                               3,310           --             --            --         3,310
Dividends on unallocated Employee Stock
 Ownership Plan shares                                   172           --             --            --           172
Common shares issued for directors' fees                 162           --             --            --           162
Changes in operating assets and liabilities,
 excluding effects of acquisitions:
Equity in earnings of subsidiaries                     1,868           --             --        (1,868)           --
Intercompany                                         (36,188)      36,053            135            --            --
Accounts receivable                                   16,110        7,079           (124)           --        23,065
Inventories                                            6,300      (17,744)          (892)           --       (12,336)
Prepayments and other assets                           8,454       (6,831)             7            --         1,630
Accounts payable, accrued liabilities and
 other                                               (18,561)      (6,285)         1,015            --       (23,831)
Contribution to defined benefit pension plan          (6,000)          --             --            --        (6,000)
Contract advances and deposits                         9,885       (8,691)            --            --         1,194
                                             -------------------------------------------------------------------------
Cash (used) provided by operations                    (2,921)      15,008          1,198            --        13,285
                                             -------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchase of property, plant and equipment             (5,221)      (8,048)          (947)           --       (14,216)
Payments received on notes receivable                    100           --             --            --           100
Proceeds from sale of property, plant and
 equipment                                                --          633             --            --           633
Cash paid for acquisitions, net of cash
 acquired                                           (265,318)          --             --            --      (265,318)
                                             -------------------------------------------------------------------------
Cash used by investing activities                   (270,439)      (7,415)          (947)           --      (278,801)
                                             -------------------------------------------------------------------------

FINANCING ACTIVITIES:
Proceeds from exercise of stock options                  842           10             --            --           852
Excess income tax benefit from stock options
 and Long-term Incentive Plan                            429           --             --            --           429
Proceeds from management group receivables               140           --             --            --           140
Short-term borrowings under revolver                 200,000           --             --            --       200,000
Payment of common share cash dividends                (1,830)          --             --            --        (1,830)
                                             -------------------------------------------------------------------------
Cash provided by financing activities                199,581           10             --            --       199,591
                                             -------------------------------------------------------------------------
Net (decrease) increase in cash and cash
 equivalents                                         (73,779)       7,603            251            --       (65,925)
Cash and cash equivalents at beginning of
 period                                               99,067        4,232          5,432            --       108,731
                                             -------------------------------------------------------------------------
Cash and cash equivalents at end of period   $        25,288   $   11,835   $      5,683   $        --  $     42,806
                                             =========================================================================

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

Additional Information and Where to Find It

     On September 17, EDO announced that it has entered into a definitive merger agreement with ITT Corporation, pursuant to which ITT will acquire all of the outstanding shares of EDO for $56.00 per share in cash.

     In connection with the proposed merger, EDO filed with the SEC a definitive proxy statement and other relevant materials on November 5, 2007. The definitive proxy statement will be mailed to EDO's shareholders of record at the close of business on November 2, 2007, the record date for the special meeting of our shareholders to consider and vote on a proposal to approve and adopt the merger agreement. EDO's shareholders are urged to read the definitive proxy statement and other relevant materials carefully because they will contain important information about EDO and the merger.

     Shareholders, investors and other interested parties may obtain a free copy of the definitive proxy statement and any other relevant documents (when they become available) that EDO files with the SEC at the SEC's web site at www.sec.gov. The definitive proxy statement and any other relevant documents may also be accessed at www.edocorp.com or obtained free from the Company by directing a request to EDO Corporation, 60 East 42nd Street, 42nd Floor, New York, NY 10165, Attn: Investor Relations.

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

REVENUE RECOGNITION

     Sales under long-term, fixed-price contracts, including pro-rata profits, are generally recorded based on the relationship of costs incurred to date to total projected final costs or, alternatively, as deliveries and other milestones are achieved or services are provided. These projections are revised throughout the lives of the contracts. Adjustments to profits resulting from such revisions are made cumulative to the date of change and may affect current period earnings. Sales on other than long-term contract orders (principally commercial products) are recorded as shipments are made. Our gross profit is affected by a variety of factors, including the mix of products, systems and services sold production efficiencies, price competition and general economic conditions. Estimated losses on long-term contracts are recorded when identified.

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

RESULTS OF OPERATIONS

     The  following   information   should  be  read  in  conjunction  with  the
Consolidated Financial Statements as of September 29, 2007.

THREE MONTHS ENDED SEPTEMBER 29, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

     Net sales by segment were as follows:

                                                     THREE MONTHS ENDED            INCREASE/
                                                ------------------------------     (DECREASE)
                                                SEPTEMBER 29,    SEPTEMBER 30,       FROM
SEGMENT                                             2007             2006         PRIOR PERIOD
-------                                         -----------------------------------------------
                                                             (IN THOUSANDS)

Engineered Systems & Services                   $   117,974      $      79,409        48.6%
Electronic Systems & Communications                 138,808            104,984        32.2%
                                                -----------------------------------------------
Total                                           $   256,782      $     184,393        39.3%
                                                ===============================================

     In the Engineered Systems and Services segment, the increase in sales is attributable primarily to the contribution of sales of CAS which was acquired on September 6, 2006, and higher sales on aircraft armament products. This increase was partially offset by lower sales in our flight-line test systems product and various undersea warfare programs.

     In the Electronic Systems and Communications segment, the increase in sales is attributable to deliveries associated with the Transition Switch Module (TSM) program, sales contributed by IST which was acquired on September 15, 2006, increased sales on our force protection systems as well as spares related to ESM systems.

     Operating earnings by segment were as follows:

                                                     THREE MONTHS ENDED
                                                SEPTEMBER 29,    SEPTEMBER 30,
SEGMENT                                             2007             2006
                                                ------------------------------
                                                       (IN THOUSANDS)

Engineered Systems & Services                   $       7,335    $         646
Electronic Systems & Communications                     8,779            1,758
                                                ------------------------------
Total                                           $      16,114    $       2,404
                                                ==============================

     Operating earnings for the three months ended September 29, 2007 were $16.1 million or 6.3% of net sales. This compares to operating earnings for the three months ended September 30, 2006 of $2.4 million or 1.3% of net sales.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                      THREE MONTHS ENDED
                                                SEPTEMBER 29,    SEPTEMBER 30,
                                                    2007             2006
                                                --------------------------------
                                                       (IN THOUSANDS)

Pension                                         $         610    $       1,194
ESOP Compensation expense                       $       1,725    $         975
Other intangible asset amortization             $       2,562    $       1,707
                                                ------------------------------
                                                $       4,897    $       3,876
                                                ==============================

     The decrease in pension expense in 2007 compared to 2006 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets as well as the contributions made by the Company in 2007 for the 2006 plan year. The higher ESOP compensation expense for the three months ended September 29, 2007 is attributable to our higher average stock price compared to the three months ended September 30, 2006. The increase in other intangible asset amortization expense is attributable to the acquisitions of CAS and IST in the third quarter of 2006.

     The Engineered Systems and Services segment's operating earnings for the three months ended September 29, 2007 were $7.3 million or 6.2% of this segment's net sales compared to operating earnings of $0.6 million or 0.8% of this segment's net sales for the three months ended September 30, 2006. The increase is attributable the increased sales on aircraft armament programs, the mix of programs in our services division, and the contributions of CAS, which was acquired on September 6, 2006. These increases were partially offset by a $3.2 million cost growth on the ALOFTS sonar program and the aforementioned lower sales on flight line test systems.

     For the three months ended September 30, 2006, operating earnings in the Engineering Systems and Services segment were negatively impacted by a $2.2 million cost growth on an aircraft armament systems program and a $0.4 million cost growth on an undersea warfare program as well as lower margins due to lower sales volume of composite structures, primarily the Joint Air to Surface Standoff Missile units (JASSM) and the attendant higher absorption of overhead costs. In addition, operating earnings for Engineered Systems and Services were impacted by a write-down of unamortized other intangible assets of $1.5 million related to the Company's rugged computer product line.

     The Electronic Systems and Communications segment's operating earnings for the three months ended September 29, 2007 were $8.8 million or 6.3% of this segment's net sales compared to operating earnings of $1.8 million or 1.7% of this segment's net sales for the three months ended September 30, 2006. This increase is mainly attributable to sales on our TSM program, increased sale of our Antenna Products, and higher sales of ESM systems. This increase is partially offset by unabsorbed overhead costs at two of our facilities as we prepare for increased production of force protection systems.

     For the three months ended September 30, 2006, operating earnings in the Electronic Systems and Communications segment were negatively impacted by the significantly lower sales volume of electronic force protection systems. In addition, earnings were negatively impacted by a charge of approximately $2.1 million related to the settlement of a contract dispute during the third quarter of 2006.

     Selling, general and administrative expenses for the three months ended September 29, 2007 were $35.7 million or 13.9% of net sales compared to $30.2 million or 16.4% of net sales for the three months ended September 30, 2006. The increase is primarily attributable to the acquisitions of CAS and IST made in the third quarter of 2006 and includes the other intangible assets amortization expense associated with these acquisitions.

     During the three months ended September 29, 2007, the Company recorded acquisition-related costs of $2.0 million for "stay-pay" related to the acquisitions in 2005 and 2006 compared to $1.0 million for the three months ended September 30, 2006. We expect to incur similar amounts related primarily to the CAS and IST acquisitions over the next 2 years.

     Research and development expense for the three months ended September 29, 2007 decreased to $2.9 million or 1.1% of net sales from $4.7 million or 2.5% of net sales for the three months ended September 30, 2006, during which time there was higher than usual spending on electronic force protection and ESM Systems.

     Interest expense, net of interest income, for the three months ended September 29, 2007 increased to $4.8 million from $2.5 million for the three months ended September 30, 2006, primarily due to interest on borrowings under our credit facility. Also included in interest expense is interest on our 4.0% Convertible Subordinated Notes ("Notes") which were issued in November 2005 and due in 2025, interest on the promissory note associated with the IST acquisition made in September 2006 and due in 2009, interest on the promissory note associated with the NexGen acquisition made in 2005 and due in 2008, and the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     For the three months ended September 29, 2007 we recorded a discrete net income tax benefit of $4.7 million primarily related to changes in tax contingencies and the claim for the federal research and development credit for 2003 not previously claimed This compares to a $2.3 million discrete net income tax benefit recorded for the three months ended September 30, 2006 related primarily to claims for the federal research and development credit and extraterritorial income (ETI) exclusion tax benefits not previously claimed.

     For the three months ended September 29, 2007, net earnings were $11.2 million or $0.49 per diluted common share on 25.4 million diluted shares compared to net earnings of $2.1 million or $0.11 per diluted common share on
18.6 million diluted shares for the three months ended September 30, 2006. The convertible Notes were dilutive for the third quarter of 2007 and anti-dilutive in the third quarter of 2006.

NINE MONTHS ENDED SEPTEMBER 29, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

Net sales by segment were as follows:

                                                       NINE MONTHS ENDED            INCREASE/
                                                ------------------------------     (DECREASE)
                                                SEPTEMBER 29,    SEPTEMBER 30,        FROM
SEGMENT                                             2007             2006         PRIOR PERIOD
                                                ------------------------------------------------
                                                              (IN THOUSANDS)

Engineered Systems & Services                   $     353,954    $     204,462        73.1%
Electronic Systems & Communications                   404,264          252,038        60.4%
                                                ------------------------------------------------
Total                                           $     758,218    $     456,500        66.1%
                                                ================================================

     In the Engineered Systems and Services segment, the increase in sales is attributable primarily to the contribution of sales of CAS which was acquired on September 6, 2006, increased sales of our flight line test systems products and higher sales in undersea warfare products.

     In the Electronic Systems and Communications segment, the increase in sales is attributable to deliveries associated with the Transition Switch Module (TSM) program, deliveries of force protection systems and the sales contributed by IST which was acquired on September 15, 2006.

     Operating earnings by segment were as follows:

                                                       NINE MONTHS ENDED
                                                SEPTEMBER 29,    SEPTEMBER 30,
SEGMENT                                             2007             2006
                                                ------------------------------
                                                       (IN THOUSANDS)
Engineered Systems & Services...................$      25,902    $      4,069
Electronic Systems & Communications.............       21,168           4,068
                                                ------------------------------
Total...........................................$      47,070    $      8,137
                                                ==============================

     Operating earnings for the nine months ended September 29, 2007 were $47.1 million or 6.2% of net sales. This compares to operating earnings for the nine months ended September 30, 2006 of $8.1 million or 1.8% of net sales.

     Items of note affecting operating earnings are summarized here to help clarify the comparison of results.

                                                       NINE MONTHS ENDED
                                                SEPTEMBER 29,    SEPTEMBER 30,
                                                    2007             2006
                                                --------------------------------
                                                          (IN THOUSANDS)

Pension.........................................$       2,233    $       3,582
ESOP Compensation expense.......................$       4,209    $       3,310
Other intangible asset amortization.............$       7,713    $       5,121
Stock-based compensation expense re: options....$         970    $         838
                                                --------------------------------
                                                $      15,125    $      12,851
                                                ================================

     The decrease in pension expense in 2007 compared to 2006 is attributable to changes in actuarial assumptions such as discount rate and return on plan assets as well as the contributions made by the Company in 2007 for the 2006 plan year. The higher ESOP compensation expense for the first nine months of 2007 is attributable to our higher average stock price compared to the first nine months of 2006. The increase in other intangible asset amortization expense is attributable to the acquisitions of CAS and IST in the third quarter of 2006. The increase in stock-based compensation expense relates to the higher share price on the dates of grant compared to 2006.

     The Engineered Systems and Services segment's operating earnings for the nine months ended September 29, 2007 were $25.9 million or 7.3% of this segment's net sales compared to operating earnings of $4.1 million or 2.0% of this segment's net sales for the nine months ended September 30, 2006. This increase is attributable to cost reductions on an aircraft armament program, increased sales on flight line test equipment, the contribution of CAS, which was acquired on September 6, 2006 and the mix of sales in our services business. These increases were partially offset by cost growth on the ALOFTS sonar program and an aircraft armament program.

     For the nine months ended September 30, 2006, operating earnings in the Engineered Systems Services segment were negatively impacted by a $2.5 million cost growth on ALOFTS, $1.4 million and $2.2 million on two aircraft armament systems programs, $1.2 million related to the conclusion of a legal action as well as a write-off of unamortized other intangible assets of $1.5 million related to the Company's rugged computer product line.

     In the Electronic Systems and Communications segment, operating earnings for the nine months ended September 29, 2007 were $21.2 million or 5.2% of this segment's net sales compared to operating earnings of $4.1 million or 1.6% of this segment's net sales for the nine months ended September 30, 2006. The increase is attributable to increased sales on our TSM program, electronic warfare products, and antenna products. This was partially offset by unabsorbed overhead costs at two of our facilities as we prepare for increased production of force protection systems, as well as cost growth on a close-out of an open contract issue on a long standing contract that is now complete.

     For the nine months ended September 30, 2006, operating earnings were negatively impacted by less recovery of overhead expenses due to lower sales volume of electronic force protection systems, cost growth of $2.5 million on an interference cancellation program, lower milestone achievements of reconnaissance and surveillance systems, and approximately $5.0 million in legal costs and provisions for liabilities in respect of concluded legal matters.

     Selling, general and administrative expenses for the nine months ended September 29, 2007 were $105.1 million or 13.9% of net sales compared to $79.0 million or 17.3% for the nine months ended September 30, 2006. The increase is primarily attributable to the acquisitions of CAS and IST made in 2006 including the other intangible assets amortization expense associated with these acquisitions.

     During the nine months ended September 29, 2007, the Company recorded acquisition-related costs of $6.3 million for "stay-pay" related to the acquisitions made in 2005 and 2006, compared to $1.5 million for the nine months ended September 30, 2006. We expect to incur similar amounts related primarily to the CAS and IST acquisitions over the next 2 years.

     Research and development expense for the nine months ended September 29, 2007 decreased to $7.4 million or 1.0% of net sales from $10.9 million or 2.4% of net sales for the nine months ended September 30, 2006, during which time there was higher spending on electronic force protection and aircraft armament systems.

     Interest expense, net of interest income, for the nine months ended September 29, 2007 increased to $16.3 million from $5.1 million for the nine months ended September 30, 2006 primarily due to interest on borrowings under our credit facility. Also included in interest expense is interest on our 4.0% Convertible Subordinated Notes ("Notes") which were issued in November 2005 and due in 2025, interest on the promissory note associated with the IST acquisition made in September 2006 and due in 2009, interest on the promissory note associated with the NexGen acquisition made in 2005 and due in 2008, and the amortization of deferred debt issuance costs associated with the offering of the Notes and amortization of deferred financing costs associated with our credit facility.

     For the nine months ended September 29, 2007, we recorded a discrete net income tax benefit of $4.7 million primarily related to changes in tax contingencies and the claim for the federal research and development credit for 2003 not previously claimed, compared to a $6.0 million discrete net income tax benefit recorded for the nine months ended September 30, 2006 related primarily to claims for the federal research and development credit and extraterritorial income (ETI) exclusion tax benefits not previously claimed and changes in tax contingencies.

     For the nine months ended September 29, 2007, net earnings were $22.9 million or $1.05 per diluted common share on 25.2 million diluted shares compared to net earnings of $7.4 million or $0.40 per diluted common share on
18.6 million diluted shares for the nine months ended September 30, 2006. The Convertible Notes were dilutive for the nine months ended September 29, 2007 and anti-dilutive for the nine months ended September 30.

LIQUIDITY AND CAPITAL RESOURCES

Balance sheet

     Cash and cash equivalents decreased 86.5% to $3.4 million at September 29, 2007 from $25.3 million at December 31, 2006. For the nine months ended September 29, 2007, cash provided by operations was $38.9 million, reflecting earnings from operations and collections of billed receivables which were partially offset by increases in inventories and contributions to the defined benefit pension plan. During the nine months ended September 29, 2007, we reduced our borrowings under the credit facility by a net $36.0 million. Furthermore, $9.3 million was used to settle the final purchase prices of CAS and IST, $12.2 million was used for the purchase of plant and equipment, $5.8 million for a scheduled principal payment on our IST promissory note and $1.9 million for the payment of common share dividends.

     Accounts receivable decreased 12.1% to $233.1 million at September 29, 2007 from $265.3 million at December 31, 2006 due to collections of billed receivables. At September 29, 2007 approximately 90% of billed receivables were in the under-60 days aging category compared with 89% at December 31, 2006.

     Inventories increased to $118.7 million at September 29, 2007 from $56.3 million at December 31, 2006 due primarily to the efforts expended on work-in-process on major programs such as TSM and Crew 2.1.

FINANCING ACTIVITIES

Credit Facility

     We have a five-year credit facility with a consortium of banks, led by Citibank, N.A., as the administrative agent, Bank of America, N.A, as the documentation agent and Wachovia Bank, N.A. as syndication agent. The facility expires in November 2010.

     The credit agreement provides for a revolving credit facility in an aggregate amount equal to $300 million with sub-limits of $20 million for short-term swing loans and $100 million for letters of credit. The potential cash borrowing under the facility is reduced by the amount of outstanding letters of credit. The Company has the option to select Base Rate or Eurodollar Rate loans under the terms of the Credit Agreement. Any borrowings under the facility would be priced initially at LIBOR plus a predetermined amount depending on our consolidated leverage ratio at the time of the borrowing. At September 29, 2007, LIBOR was approximately 5.13% and the applicable adjustment to LIBOR was 2.00%. The facility requires us to pay each lender in the consortium a commitment fee on the average daily unused portion of their respective commitment at a rate equal to 0.25%. In addition, the agreement provides for potential incremental credit extensions in the form of term loans or revolving credit commitment increases of up to $100 million.

     At September 29, 2007 there were $21.9 million of letters of credit outstanding and $144.0 million of direct borrowings outstanding under the credit facility, resulting in $134.1 million available for additional borrowings. At December 31, 2006, there were $180.0 million of direct borrowings outstanding under the credit facility. Accrued interest payable related to the credit facility was $0.3 million and $0.8 million at September 29, 2007 and December 31, 2006, respectively.

     In connection with the credit facility, the Company is required to maintain both financial and non-financial covenants and ratios, including, but not limited to, leverage ratio, fixed charge coverage ratio, and senior secured leverage ratio. As of September 29, 2007, the Company was in compliance with its covenants. The credit facility is secured by the Company's accounts receivable, inventory and machinery and equipment.

4.0% Convertible Subordinated Notes due 2025 ("4.0% Notes")

     In November 2005, we completed the offering of $201.2 million principal of 4.0% Notes and received proceeds of $195.7 million, net of $5.5 million of commissions. Interest payments are due May 15 and November 15 of each year commencing on May 15, 2006. The Company made its scheduled interest payment of $4.0 million on the 4.0% Notes during the second quarter of 2007. Accrued interest payable, included in accrued liabilities, was $3.1 million and $1.0 million at September 29, 2007 and December 31, 2006, respectively. The Notes are convertible, unless previously redeemed or repurchased by the Company, at the option of the holder at any time prior to maturity, into the Company's common stock at an initial conversion price of $34.19 per share, subject to adjustment in certain events. As of September 29, 2007, there had been no such conversions.

Shelf Registration

     At September 29, 2007, our remaining capacity under the universal shelf registration statement that became effective in January 2004 was approximately $298.8 million. We believe that, for the foreseeable future, we have adequate liquidity and sufficient capital to fund our currently anticipated requirements for working capital, capital expenditures, including acquisitions, research and development expenditures, interest payments and funding of our pension and post-retirement benefit obligations. We continue to focus on positioning ourselves to be a significant player in the consolidation of first-tier defense suppliers and, to that end, actively seek candidates for strategic acquisitions. Future acquisitions may be funded from any of the following sources: cash on hand; borrowings under our credit facility; issuance of our common stock or other equity securities; and/or convertible or other debt offerings.

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

         In order to aggregate all commitments and contractual obligations as of September 29, 2007, we have included the following table:

                                                                      PAYMENTS DUE IN (IN MILLIONS):
                                                  ----------------------------------------------------------------------
COMMITMENTS AND CONTRACTUAL OBLIGATIONS:                                                                       2012 AND
                                                    TOTAL      2007      2008      2009       2010      2011    BEYOND
------------------------------------------------------------------------------------------------------------------------
Borrowings Under Revolver                         $   144.0 $   144.0 $      -- $       -- $      -- $      -- $      --
Notes payable                                          16.5       2.0       8.8        5.7        --        --        --
4.0% Convertible Subordinated Notes due 2025 (1)      201.2        --        --         --        --        --     201.2
Operating leases                                      145.2       5.7      22.4       20.6      19.3      18.1      59.1
Letters of credit                                      21.9       2.5       7.0       11.8        --        --       0.6
Projected pension contributions (2)                    33.6        --      14.7        8.5       8.3       2.1        --
Advance payment and performance bonds                   1.7        --        --        1.7        --        --        --
                                                  ----------------------------------------------------------------------
Total                                             $   564.1 $   154.2 $    52.9 $     48.3 $    27.6 $    20.2 $   260.9
                                                  ======================================================================

     (1)  Excludes interest of approximately $8 million annually.
     (2) Actual pension contributions may differ from amounts presented above and are contingent on cash flow, liquidity, and actuarial assumptions.

     Additionally, we are subject to certain legal actions that arise out of the normal course of business. It is our belief that the ultimate outcome of these actions is unlikely to have a material adverse effect on our consolidated financial position, results of operations or liquidity

CONCENTRATION OF SALES

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

     For the three and nine months ended September 29, 2007, sales of TSM represented 12.7% and 15.1% of net sales, respectively. For the three and nine months ended September 30, 2006, sales of TSM represented 13.9% and 7.3% of net sales, respectively.

     The funded backlog of unfilled orders at September 29, 2007 increased to $1,362.3 million from $804.4 million at December 31, 2006. Our backlog consists primarily of current orders under long-lived, mission-critical programs of key defense platforms.

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

     Expectations of future income tax rates can be affected by a variety of factors, including statutory changes in Federal and state tax rates, tax treatment of acquisitions, results of tax audits, the amount of the non-deductible portion of our non-cash ESOP compensation expense and other factors detailed under "Special Note Regarding Forward-Looking Statements" in the definitive proxy statement filed by the Company on November 5, 2007 in connection with the proposed sale of the company described in Note 2.


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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          On October 15, 2007, one of our shareholders, the City of Bethlehem Aggregated Pension Fund, filed in the Supreme Court of the State of New York, New York County, a putative shareholder class action against the Company and the individual members of the Board of Directors. The complaint alleges, among other things, that the proposed acquisition of the Company by ITT substantially undervalues our common shares and unfairly benefits the Company's insiders. The plaintiff seeks injunctive relief with regard to the proposed acquisition. On November 1, 2007 plaintiff filed an amended complaint. We believe that the allegations in the complaint are without merit, and we intend to defend against them vigorously.


          On October 26, 2007, one of our shareholders, Mr. Samuel Pill, filed in the Supreme Court of the State of New York, New York County, a putative shareholder class action against the individual members of our Board of Directors, the Company, ITT and Merger Sub. The complaint alleges, among other things, that the $56.00 per share merger consideration is inadequate and unfair to the public shareholders of the Company and that the preliminary proxy statement filed by the Company on October 23, 2007 failed to disclose material non-public information concerning the financial position and prospects of the Company. The plaintiff seeks injunctive relief with regard to the proposed transaction. We believe that the allegations in the complaint are without merit, and we intend to defend against them vigorously.



ITEM 1A. RISK FACTORS

          There have been no material changes in our risk factors from the risk factors disclosed in our annual report on Form10-K for the year ended December 31, 2006, except for risks related to the proposed sale of the company, as described in Note 2 above. There are no assurances that the proposed merger will be consummated. If the proposed merger is not consummated, under certain circumstances we may be required to pay a termination fee plus reimbursement of out-of-pocket expenses to the proposed acquirer, which amounts could be significant. In addition, the proposed merger may disrupt our current plans and operations and create potential difficulties in customer and employee retention. The effect of the announcement of the proposed merger or any subsequent announcements related to the merger may affect our business relationships. We have incurred and may continue to incur significant amounts of costs and fees associated with the proposed merger.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

        2(d) Agreement and Plan of Merger, dated as of September 16, 2007, by and among ITT Corporation, Donatello Acquisition Corporation and EDO Corporation (File No. 001-03985, Form 8-K dated September 18, 2007, Exhibit 2.1)

        2(e) Form of Shareholder Voting Agreement, dated as of September 16, 2007, by and between ITT Corporation and Shareholder ("Shareholder") party thereto. (File No. 001-03985, Form 8-K dated September 18 , 2007, Exhibit 2.2)

      10(a)* Extension Agreement to James M. Smith Employment Agreement, dated August 30, 2007

      10(b)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Jon A. Anderson

      10(c)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Frederic B. Bassett

      10(d)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Patricia D. Comiskey

      10(e)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Milo Hyde

      10(f)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Frank W. Otto

      10(g)* Amended and Restated Change in Control Agreement dated June 12, 2007 between the Company and Lisa M. Palumbo

       31.1* Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2* Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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


                                       EDO CORPORATION (Registrant)

Dated: November 5, 2007                By: /s/ FREDERIC B. BASSETT
                                           -------------------------------------
                                           Frederic B. Bassett
                                           Senior Vice President Finance,
                                           Treasurer and Chief Financial Officer